Form 10-K405
period 1997-03-31
PEREGRINE SYSTEMS INC
filed 1997-06-27
CIK 1031107

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
    _____________.

                          COMMISSION FILE NUMBER:  0-2222209

                               PEREGRINE SYSTEMS, INC.

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                             95-3773312
    (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
         OF INCORPORATION OR                     IDENTIFICATION NUMBER)
            ORGANIZATION)
                                12670 HIGH BLUFF DRIVE
                             SAN DIEGO, CALIFORNIA  92130
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                    (619) 481-5000
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES    X       NO
                                        -----         ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.     X
             -----
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on May 31, 1997, as reported on the Nasdaq National Market, was approximately $34,449,778. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 1997, the Registrant had 15,213,057 shares of Common Stock, $.001 par value, issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 1997 Annual Meeting of Stockholders, which is currently scheduled to be held on August 12, 1997.

                               PEREGRINE SYSTEMS, INC.

                              ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS


PART I................................................................    3

  ITEM  1. BUSINESS...................................................    3
  ITEM  2. PROPERTIES.................................................    9
  ITEM  3. LEGAL PROCEEDINGS..........................................    9
  ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    9

PART II...............................................................    11

  ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS........................................    11
  ITEM  6. SELECTED CONSOLIDATED FINANCIAL DATA.......................    12
  ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..................................    13
  ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    20
  ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...................................    20

PART III..............................................................    21

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. .......    21
  ITEM 11. EXECUTIVE COMPENSATION.....................................    21
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.................................................    21
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    21

PART IV...............................................................    22

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K....................................    22

SIGNATURES............................................................    24

                                        PART I

ITEM 1.  BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

    Peregrine is a leading provider of Enterprise Service Desk software. The Company develops, markets, and supports SERVICECENTER, an integrated suite of applications that automates the management of complex, enterprise-wide information technology ("IT") infrastructures. SERVICECENTER is designed to address the IT management requirements of large organizations and can be deployed across all major hardware platforms and network operating systems and protocols. SERVICECENTER utilizes advanced client/server and intelligent agent technologies and a modular architecture.

    The Company was incorporated in California in 1981 and reincorporated in Delaware in 1994. Unless the context otherwise requires, references in this report to "Peregrine" and the "Company" refer to Peregrine Systems, Inc., a Delaware corporation, and its predecessor, Peregrine Systems, Inc., a California corporation. The Company's executive offices are located at 12670 High Bluff Drive, San Diego, California 92130 and its telephone number is (619) 481-5000.

    The development of the market for the Company's products reflects an increasingly competitive business environment in which information technology has become an important source of competitive advantage. Organizations rely heavily on information technology in efforts to improve operational efficiency, react more quickly to changes in the marketplace, and better understand and respond to customer needs. IT is an integral part of many core business functions, including plant management, inventory management, and customer billing, and is critical to many new tactical and strategic initiatives such as business process reengineering, supply chain management, and enhanced customer care.

    Most traditional IT management solutions have been designed to address a limited set of problems, principally problem tracking and problem resolution. These applications have been deployed on a departmental or divisional level or have otherwise taken a segmented approach to IT management that requires a specific and separate application to manage each component or system within the IT infrastructure and that does not permit integration with other third party IT applications. The Company's SERVICECENTER suite of applications offers capabilities beyond those of traditional internal help desk solutions and is intended to create an Enterprise Service Desk capable of meeting the broader operational and strategic needs of business enterprises. SERVICECENTER provides an integrated and automated suite of six applications, consisting of problem management, knowledge-based resolution, change management, inventory/configuration management, order and catalog management, and financial management.

    The Company believes that its future growth and profitability will depend on a number of factors, including, among others, factors relating to the quality of its products and to its ability to further penetrate existing markets and to penetrate new markets. In that regard, the Company's strategy is focused on maintaining and enhancing its technological position and the functionality of its products; broadening its target markets from the Fortune 500 to include smaller organizations worldwide comprising the Global 2000; expanding international sales; leveraging a product authorship model that rewards individual product developers based on sales of products developed by them; leveraging a direct sales model intended to minimize the number of remote sales offices and focus on effective use of telephone and network communications; implementing and expanding existing programs aimed at improving customer relationships through information exchanges among the

Company, existing customers, and prospective customers; and expanding its distribution channels through relationships with third party distributors, system integrators, and original equipment manufacturers.

PRODUCTS

    Peregrine's principal product is SERVICECENTER, an Enterprise Service Desk software solution that integrates six management applications, or modules, on a common platform. SERVICECENTER supports most major computing platforms, including UNIX, Microsoft Windows 3.1, Windows 95, Windows NT, MVS and Apple Macintosh. While SERVICECENTER can be implemented readily without modification, SERVICECENTER users can customize the applications, screen formats, databases or reports using the Company's Rapid Application Development ("RAD") environment, a fourth generation application language.

SERVICECENTER APPLICATIONS

PROBLEM MANAGEMENT. The problem management application automates the process of reporting and tracking specific problems or classes of problems associated with an enterprise network computing environment. Help desk personnel open problem tickets using templates specific to the class of problem reported.

KNOWLEDGE-BASED RESOLUTION. The problem management application works together with the Company's IR EXPERT, a text search expert system that employs advanced technology to allow network operators to retrieve relevant information. This application assists in problem solving, based on prior solutions. The IR EXPERT reduces a user's question, or query, to a number of "terms," refining the query to fit knowledge in the database and can then search resolution databases using related terms. This application is self-learning, so the customer does not have to perform any work to keep the knowledge base up to date.

CHANGE MANAGEMENT. The change management application provides a functional framework for proposing, accepting, scheduling, approving, reviewing and coordinating network changes. Change management permits end-users to enter proposed changes to the production environment and then circulate those changes electronically for review and action. Change requests can be tracked and details can be added at any time to the initial specifications.

INVENTORY/CONFIGURATION MANAGEMENT. The inventory/configuration management application provides the service desk with a central repository of information about an organization's IT environment, including inventories of networked devices and applications as well as information concerning end-users. Easy access to inventory information permits the service desk to respond to end-user problems, to plan changes and services, and to create accurate reports about the network's status and environmental trends.

ORDER AND CATALOG MANAGEMENT. The order and catalog management application automates and tracks an organization's equipment and services ordering process from initial request through installation and follow-up. Using SERVICECENTER, an end-user identifies and orders products or services from a catalog of items. SERVICECENTER then consolidates requests, forwards orders through an organization's standard approval and order processing procedures, and consolidates orders by vendor. End-users can track the status of requests through SERVICECENTER at all times.

FINANCIAL MANAGEMENT. The financial management application monitors financial and cost information relating to hardware and software in the network inventory, including component status (e.g., installed, disconnected, on order, in repair), purchase order/lease numbers, physical location, device type, fixed asset number and purchase accrual data.

OTHER NETWORK MANAGEMENT PRODUCTS

    The Company's network management solutions provide network information on a real-time basis. OPENSNA permits users to manage IBM SNA networks graphically from a SNMP-based management console, to determine network status, and to issue commands. STATIONVIEW and SERVERVIEW manage Novell NetWare, Microsoft Windows NT, and Compaq Insight Manager-based servers and workstations from SNMP-based management platforms.

PRODUCT DEVELOPMENT; PRODUCT AUTHORSHIP MODEL

    The Company believes that attracting and retaining talented software developers is an important component of the Company's product development activities. To this end, the Company has instituted a product authorship incentive program that rewards the Company's developers individually with commissions based on the market success of the applications designed, written, marketed and supported by them. The Company's product authorship program is designed to encourage the Company's developers to evaluate the effectiveness of a product in the actual user environment.

    The Company believes that the ability to deliver new and enhanced products to customers is a key success factor. The Company has historically developed its products through a consultative process with existing and potential customers. The Company expects that continued dialogue with such existing and potential customers may result in enhancements to existing products and the development of new products, including product suites designed for a specific market segment. The Company has in the past devoted and expects in the future to continue to devote a significant amount of resources to developing new and enhanced products. The Company currently has a number of product development initiatives underway. There can be no assurance that any enhanced products, new products or product suites will be embraced by existing or new customers. The failure of these products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's research and development expenditures in fiscal 1995, 1996, and 1997 were $7.1 million, $7.7 million, and $5.9 million, respectively, representing 36%, 33%, and 17% of total revenues in the respective periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The market for the Company's products is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part on its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. The Company's product development efforts are expected to continue to require substantial investments by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or enhanced products. In addition, there can be no assurance that such products will achieve market acceptance, or that the Company's current or future products will conform to industry requirements. The inability of the Company, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

TECHNOLOGY

    The Company's products rely on a number of standard, commercially available technologies for relational database storage and retrieval and client/server communications. The Company's products are designed to support a range of implementations of the Enterprise Service Desk within medium-sized organizations to large enterprises. In addition, the Company has developed other technologies designed to provide a comprehensive environment to build, deploy and customize a range of applications.

THREE-TIERED ARCHITECTURE. The Company's database, business rules and presentation technologies create a three-tiered client/server architecture intended to provide scalability and flexibility. The tiers are logically separated, allowing changes to the database design or the graphical interface to be made without requiring changes to the business rules or other related tiers.

EASY CUSTOMIZATION/EXTENSION. In order to make the software fit the customers' needs, the product provides a number of tools that enable customers to customize and extend SERVICECENTER. The design of the database, the contents and appearance of the user interface, and the business rules can be modified using the Company's standard tools provided with the system.

RAPID APPLICATION DEVELOPMENT ENVIRONMENT. The Company has created a "fill-in-the-blanks" development environment for building and deploying applications. All SERVICECENTER applications are implemented using the Company's RAD environment. If a customer requires more extensive modification, the system can be customized by changing the applications provided by the Company or implementing new applications using the RAD environment.

DISTRIBUTED SERVICES. The Company has announced for delivery in 1997 a distributed technology that provides both replication services and the capability to move work from one SERVICECENTER system to another. These services are database vendor independent and contain knowledge of the application schema.

ADAPTERS. The Company provides adaptors to industry standard APIs, such as SMTP e-mail, and leading vendors products. These adaptors expand the reach of the Company's products by allowing them to interact with other products currently in the customer's environment. The Company has also created adaptors that permit the system to communicate using e-mail, beeper, fax and Lotus Notes. The adaptors also provide communication with third party network management tools such as Hewlett Packard's OpenView, Tivoli's TME, Cabletron Spectrum, Sun's SunNet Manager and others. In addition, the Company has created an open API permitting software developed by third parties, end-users or the Company's Professional Services group to be integrated into the system.

INTELLIGENT AGENTS. The Company provides intelligent agents that gather and feed information to SERVICECENTER. The agents provide automated inventory gathering and problem determination data for use in problem resolution and management of an IT environment. The agents permit help desk personnel to open, update, and close trouble tickets based on criteria provided by the customers.

SALES AND MARKETING

    The Company sells its software and services in both North America and internationally primarily through a direct sales force. The North American sales force is located in San Diego and Houston. The international sales force is located in London, Paris, Frankfurt and Copenhagen. The Company utilizes a sales model which minimizes the number of remote sales offices and focuses on telephone and network communications for product demonstrations and product sales. When necessary, however, the Company's sales force will also travel to customer locations and pursue a consultative sales process. In addition to its direct sales strategy, the Company is pursuing indirect distribution channels. In the Pacific Rim and Latin America, the Company has established a network of channel partners. In North America, the Company has established a network of regional, national and strategic integrators. When sold through direct channels, the sales cycle for the product is typically six to nine months depending on a number of factors, including the size of the transaction and the level of competition which the Company encounters in its selling activities. This sales cycle is typically extended 90 days for product sales through indirect channels.

    In the last year, the Company has devoted significant resources to restructuring and building its marketing organization. In the course of this restructuring, the marketing organization has launched a new corporate marketing strategy emphasizing the Company's objective to be the leading Enterprise Service Desk solution worldwide. As part of its marketing strategy, the Company has implemented a number of enhanced marketing programs such as seminars, monthly executive briefings, industry trade shows, advertising and public relations. The Company plans to continue to expand its marketing organization in an effort to broaden the Company's market presence.

    The Company has significantly increased the size of its sales force over the last year and expects to continue hiring sales personnel, both domestically and internationally, over the next twelve months. Competition for qualified sales personnel is intense in the software industry. The Company also expects to increase the number of its regional, national, and strategic integrators, domestically and internationally. Any failure by the Company to expand its direct sales force or other distribution channels could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company believes that its continued growth and profitability will require expansion of its international operations, particularly in Europe, Latin America, and the Pacific Rim. The Company intends to expand its international operations and enter additional international markets, either directly or through international distribution or similar arrangements, which will require
significant management attention and financial resources.   Competition for
suitable distribution partners is intense in many markets outside North America. There can be no assurance that the Company will be successful in attracting and retaining qualified international distributors or that it will be successful in implementing direct sales programs in selected international markets. If the Company is unable to obtain qualified international distribution partners or is otherwise unable to successfully penetrate important international markets, the Company's business, operating results, and financial condition could be materially and adversely affected.

    In addition, continued international expansion poses a number of risks associated with conducting business outside the United States, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls, or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell, and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

    The Company's Professional Services group provides technical consulting and training to assist customers in implementing SERVICECENTER.

    The Company provides a range of consulting services. Basic consulting services include analyzing user requirements and providing the customer with a starter system that will quickly demonstrate significant benefits of SERVICECENTER. More advanced consulting services include providing turn-key implementations using the Company's Advanced Implementation Methodology, which begins with a structured analysis to map the customer's business rules onto the Company's service desk tools, continues with the technical design and construction, and finishes with system roll out. Implementation assistance frequently involves process reengineering and the development of interfaces between the Company's products and legacy systems and other tools or systems.

    The Company offers training courses in the implementation and administration of its products. On a periodic basis, the Company offers product training at its facilities in San Diego and London for customers and channel partners. On-site training is available for a fee.

    The Company maintains a staff of customer service personnel, who provide technical support and training, and periodic software updates to the Company's customers and partners. The Company offers technical support services 24 hours a day, seven days a week through its local offices in Europe and San Diego via toll free lines. In addition to telephone support, the Company provides support via fax, e-mail, and a Web server.

COMPETITION

    The market for the Company's products is highly competitive, fragmented and subject to rapid technological change and frequent new product introductions and enhancements. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc., (ii) customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications, and (iii) large information technology and systems management companies such as IBM and Computer Associates International, Inc. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for Enterprise Service Desk applications expands. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties, or large software companies could acquire or establish alliances with smaller competitors of the Company. The Company expects software industry consolidation to occur in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

    The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources than the Company.

INTELLECTUAL PROPERTY

    The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. In particular, the Company may provide its licensees with access to its data model and other proprietary information underlying its licensed applications. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

    As of March 31, 1997, the Company employed 180 persons, including 68 in sales and marketing, 27 in research and development, 15 in customer support, 31 in professional services, and 39 in finance and administration. Of the Company's employees, 38 are located in Europe and the remainder are located in North America. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company's principal administrative, sales, marketing, support, research and development and training functions are located at its headquarters facility in San Diego, California. The Company currently occupies 95,110 square feet of space in the San Diego facility, and the lease extends through August 2003. Management believes that its current facilities are adequate to meet its needs through the next twelve months. An additional 13,310 square feet of leased space at the San Diego headquarters is subleased to JMI Services, Inc., an affiliate of the Company.

    The Company also leases office space for research and development in Cary, North Carolina and Colorado Springs, Colorado and for sales activities in Houston, Texas. In Europe, the Company leases space in London, Paris, Frankfurt and Copenhagen for European sales, customer support, professional services and administration.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended March 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the Company's executive officers as of March 31, 1997.

              NAME              AGE                        POSITION
               ----              ---                        --------
    Alan H. Hunt . . . . . .    55     President, Chief Executive Officer and
                                        Director
    David A. Farley. . . . .    42     Vice President, Finance, Chief Financial
                                        Officer and Director
    David G. Fisher. . . . .    39     Vice President, Marketing
    Stephen P. Gardner (1) .    43     Vice President, Strategic Acquisitions
    Douglas F. Garn. . . . .    38     Vice President, North American Sales
    William G. Holsten . . .    60     Vice President, Professional Services
    Richard T. Nelson. . . .    37     Vice President, Secretary, and General
                                        Counsel
    Douglas S. Powanda . . .    40     Vice President, International Sales
    Charles H. Rudolph . . .    44     Vice President, Research and Development

------------
(1) Mr. Gardner commenced acting as Vice President, Strategic Acquisitions on May 12, 1997.

    ALAN H. HUNT has served as the Company's President and Chief Executive Officer and as a member of the Board of Directors since October 1995. From July 1994 until November 1995, Mr. Hunt was President and Chief Executive Officer and a director of XVT Software Inc., a development tools software company ("XVT"). From March 1991 until May 1994, Mr. Hunt was Senior Vice President of Sales and Marketing (North America) for BMC Software, Inc., a vendor of software system utilities for IBM mainframe computing environments ("BMC").

    DAVID A. FARLEY has served as the Company's Vice President, Finance, and Chief Financial Officer and as a member of the Board of Directors since October 1995. Mr. Farley served as Secretary of the Company from October 1995 until February 1997. From November 1994 to November 1995, Mr. Farley was Vice President, Finance, and Chief Financial Officer and a director of XVT. From December 1984 until October 1994, Mr. Farley held various accounting and financial positions at BMC, most recently as Chief Financial Officer and as a director.

    DAVID G. FISHER has served as the Company's Vice President, Marketing since April 1996. From March 1993 to April 1996, Mr. Fisher was Vice President of Sales and Marketing for Restrac, Inc., a developer and vendor of recruitment and staffing software applications. From February 1991 to March 1993, Mr. Fisher was Vice President of Worldwide Marketing for Continuum, Inc., a developer and vendor of insurance and banking software applications.

    STEPHEN P. GARDNER has served as the Company's Vice President, Strategic Acquisitions since May 1997. From May 1996 until May 1997, Mr. Gardner was President of Thunder & Lightning Company, an internet software developer. From March 1995 until May 1996, Mr. Gardner was President of Alpharel, Inc., a document management software company. From March 1993 until March 1995, Mr. Gardner was Vice President of Data General Corporation, a computer hardware company, with various marketing responsibilities. From October 1988 until March 1993, Mr. Gardner held various executive management positions with Groupe Bull, an international network and information technology provider, most recently as President and Founder of that company's Integris Business Unit.

    DOUGLAS F. GARN has served as the Company's Vice President, North American Sales since April 1996. From July 1995 until April 1996, Mr. Garn was Vice President of Sales with Syntax, Inc., a networking software company. From November 1993 until July 1995, Mr. Garn was Regional Sales Manager with BMC. From May 1992 until November 1993, Mr. Garn was Vice President and General Manager of Sales with NYNEX Mobile Communications, a wireless communications company.

    WILLIAM G. HOLSTEN has served as the Company's Vice President, Professional Services since November 1995. From July 1994 until November 1995, Mr. Holsten was Director of Professional Services for XVT. From August 1992 until June 1994, he was a consultant with Engineering Software Solutions, a consulting firm co-owned by Mr. Holsten and a partner, which provided consulting services to XVT from May 1993 to June 1994. From October 1984 to July 1992, Mr. Holsten held a variety of positions with Precision Visuals, Inc., a graphics software company, most recently as Director of Professional Services.

    RICHARD T. NELSON has served as the Company's General Counsel since
November 1995, as Vice President since October 1996 and as Secretary since February 1997. From August 1991 until November 1995, Mr. Nelson was an associate in the Houston, Texas office of Jackson & Walker LLP, a law firm.

    DOUGLAS S. POWANDA has served as the Company's Vice President, International Sales since September 1995. From June 1994 until September 1995, he served as the Company's Vice President, North American Sales. He was the Company's Director of Sales for Europe from September 1993 until June 1994, Regional Sales Manager from December 1992 to August 1993, and Senior Accounts Manager from February 1992 until December 1992.

    CHARLES H. RUDOLPH has served as the Company's Vice President, Research and Development since December 1994. From June 1994 until December 1994, Mr. Rudolph served as the Company's Director of Marketing. From April 1993 until June 1994, he served as a director of Step-by-Step, Inc., a computer consulting and training firm. From March 1990 until April 1993, Mr. Rudolph served as President of Pacific Data Products, Inc., a manufacturer of printer enhancement products.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PRGN" since the Company's initial public offering in April 1997. Prior to April 1997, there was no established public trading market for the Company's Common Stock.

    As of May 31, 1997, the Company had issued and outstanding 15,213,057 shares of its Common Stock held by 85 stockholders of record. The Company estimates that there are approximately 1,200 beneficial stockholders.

    The market price of the Company's Common Stock could be subject to significant fluctuations in the future based on a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company or its competitors; and conditions in the financial markets. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

DIVIDEND POLICY

    The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

    The Company's line of credit with NationsBank, as currently in effect, does not contain any restrictive covenant that would limit the Company's ability to pay cash dividends or make stock repurchases. John J. Moores, the Company's majority stockholder, currently guarantees the Company's indebtedness under the line of credit. The Company believes that upon expiration of its credit facility in November 1997, this guarantee will be released and not renewed, and that in connection with any future borrowings by the Company under its credit line, the lender will require the Company to agree to more typical restrictive covenants, including limitations on the Company's ability to pay cash dividends and make stock repurchases.

RECENT SALES OF UNREGISTERED SECURITIES

    From March 31, 1996 to March 31, 1997, the Registrant issued and sold
22,812 shares of Common Stock to employees at prices ranging from $1.34 to $2.34 upon exercise of stock options granted pursuant to Registrant's 1991 Nonqualified Stock Option Plan and its 1994 Stock Option Plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data of the Company presented below as of March 31, 1994, 1995, 1996, and 1997 and for each of the years in the four-year period ended March 31, 1997, are derived from the consolidated financial statements of Peregrine Systems, Inc. and its subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data of the Company presented below as of March 31, 1993 and for the year ended March 31, 1993 are derived from consolidated financial statements of the Company that were audited by another accounting firm. The consolidated financial statements as of March 31, 1996 and 1997 and for each of the years in the three-year period ended March 31, 1997, and the report of independent public accountants thereon, are included elsewhere in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.



                                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------------------------------------------
                                                                1993           1994           1995           1996           1997
                                                              --------       --------       --------       --------       --------
                                                                          (in thousands, except per share data)
   STATEMENT OF OPERATIONS DATA:
      Revenues:
          Licenses. . . . . . . . . . . . . . . . . .        $ 6,311        $ 6,714        $ 9,137       $ 11,642       $ 20,472
          Maintenance and services. . . . . . . . . .          6,533          9,046         10,491         12,124         14,563
                                                             -------        -------        -------       --------       --------
              Total revenues. . . . . . . . . . . . .         12,844         15,760         19,628         23,766         35,035
      Costs and expenses:
          Cost of licenses. . . . . . . . . . . . . .            303            322            393            415            215
          Cost of maintenance and services. . . . . .          2,165          3,457          3,573          3,526          4,661
          Sales and marketing . . . . . . . . . . . .          5,218          6,118          9,549         11,820         15,778
          Research and development. . . . . . . . . .          3,983          4,670          7,089          7,742          5,877
          General and administrative. . . . . . . . .          1,839          1,898          2,943          4,529          3,816
                                                             -------        -------        -------       --------       --------
              Total costs and expenses. . . . . . . .         13,508         16,465         23,547         28,032         30,347
      Operating income (loss) . . . . . . . . . . . .           (664)          (705)        (3,919)        (4,266)         4,688
      Interest expense. . . . . . . . . . . . . . . .           (122)          (118)          (112)          (389)          (451)
      Other income (expense). . . . . . . . . . . . .             50             88          4,082            103            (27)
                                                             -------        -------        -------       --------       --------
      Income (loss) from continuing operations
          before income taxes . . . . . . . . . . . .           (736)          (735)            51         (4,552)         4,210
      Income tax benefit. . . . . . . . . . . . . . .            -              -              -              -            1,592
                                                             -------        -------        -------       --------       --------
      Income (loss) from continuing operations. . . .           (736)          (735)            51         (4,552)         5,802
     Loss from discontinued operations:
          Loss from operations. . . . . . . . . . . .            -              -              -             (781)           -
          Loss on disposal. . . . . . . . . . . . . .            -              -              -           (1,078)           -
                                                             -------        -------        -------       --------       --------
              Loss from discontinued operations . . .            -              -              -           (1,859)           -
                                                             -------        -------        -------       --------       --------
      Net income (loss) . . . . . . . . . . . . . . .        $  (736)       $  (735)       $    51       $ (6,411)       $ 5,802
                                                             -------        -------        -------       --------       --------
                                                             -------        -------        -------       --------       --------

      Net income (loss) per share . . . . . . . . . .                                                    $  (0.52)       $   .39

                                                                                                         --------       --------
      Shares used in per share calculation. . . . . .                                                      12,331         14,964
                                                                                                         --------       --------
                                                                                                         --------       --------

                                                                                             MARCH 31,
                                                               --------------------------------------------------------------------
                                                                 1993           1994           1995           1996           1997
                                                               --------       --------       --------       --------       --------
                                                                                          (in thousands)
   BALANCE SHEET DATA:
      Cash    . . . . . . . . . . . . . . . . . . . .         $  385         $  587         $   57         $  437         $  305
      Working capital (deficit) . . . . . . . . . . .         (2,300)        (3,045)        (4,118)        (9,697)        (4,065)
      Total assets. . . . . . . . . . . . . . . . . .          4,267          6,689          9,787         13,817         19,738
      Borrowings under bank line of credit. . . . . .            300            658          1,315          2,829          1,974
      Stockholders' deficit . . . . . . . . . . . . .         (2,120)        (2,859)        (2,197)        (8,450)        (2,849)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.


OVERVIEW

    The Company develops, markets and supports SERVICECENTER, a suite of software applications for managing the Enterprise Service Desk. The Company was founded in 1981 primarily to provide consulting services for IT management software. In 1987, the Company launched its first software product, PNMS, a product designed to manage and monitor complex mainframe computer networks. In 1995, the Company commenced sales of SERVICECENTER, the Company's Enterprise Service Desk product. SERVICECENTER is currently available for the Windows NT, UNIX and MVS platforms. Since the release of SERVICECENTER in July 1995, SERVICECENTER has accounted for substantially all of the Company's license revenues. In addition, for the year ended March 31, 1997, over 80% of the Company's license sales of SERVICECENTER have been attributable to UNIX and Windows NT platforms.

    In the latter half of fiscal 1996 and the beginning of fiscal 1997, the Company implemented an internal restructuring to capitalize on the market opportunity for products addressing the requirements of the Enterprise Service Desk. This restructuring included rebuilding the Company's senior management team, redefining the product development strategy, initiating a comprehensive marketing strategy and strengthening the Company's financial and budgeting processes. In addition, in April 1996, the Company substantially reorganized its sales force and instituted new sales management procedures.

    The Company's revenues are derived from product licensing, maintenance and services. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. The Company also provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the product. In fiscal 1995, 1996, and 1997, maintenance and services revenues represented 53%, 51%, and 42% of total revenues, respectively. The Company has sold its original PNMS software to a sizable installed base of customers, many of whom have recently transitioned to SERVICECENTER. The Company's installed customer base has generated a consistent level of maintenance revenues. In fiscal 1995, 1996, and 1997, more than 90% of the Company's customers renewed their maintenance agreements.

    Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a non-cancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor-specific evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of the Company's products. Revenues from consulting and training services are recognized as the respective services are performed.

    The Company currently derives substantially all of its license revenues from the sale of SERVICECENTER and expects SERVICECENTER to account for a significant portion of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of SERVICECENTER, including future enhancements. Factors adversely affecting the pricing of, demand for or market acceptance of SERVICECENTER, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company conducts business overseas in a number of foreign currencies, principally the British Pound, the Deutsche Mark and the French Franc. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Although the Company currently derives no revenues from highly inflationary economies, the Company is expanding its presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition. Management does not currently have an active foreign exchange hedging program. Accordingly, to the extent not hedged by obligations denominated in local currencies, the Company's foreign operations are subject to the risks of future foreign currency fluctuations. The Company may implement a foreign currency forward hedging program to mitigate the foreign currency transaction risk in the future.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues.

                                                         MARCH 31,
                                               ----------------------------
                                                 1995      1996      1997
                                               --------  --------  --------
   STATEMENT OF OPERATIONS DATA:
      Revenues:
          Licenses. . . . . . . . . . . . . .    46.6%      49.0%     58.4%
          Maintenance and services. . . . . .    53.4       51.0      41.6
                                               ------     ------    ------
              Total revenues. . . . . . . . .   100.0      100.0     100.0
      Costs and expenses:
          Cost of licenses. . . . . . . . . .     2.0        1.7       0.6
          Cost of maintenance and services. .    18.2       14.9      13.3
          Sales and marketing . . . . . . . .    48.7       49.7      45.0
          Research and development. . . . . .    36.1       32.6      16.8
          General and administrative. . . . .    15.0       19.1      10.9
                                               ------     ------    ------
              Total costs and expenses. . . .   120.0      118.0      86.6
                                               ------     ------    ------
      Operating income (loss) . . . . . . . .   (20.0)     (18.0)     13.4
      Interest expense. . . . . . . . . . . .    (0.5)      (1.6)     (1.3)
      Other income (expense). . . . . . . . .    20.8        0.4      (0.1)
                                               ------     ------    ------
      Income (loss) from continuing
          operations before income taxes. . .     0.3      (19.2)     12.0
      Income tax benefit. . . . . . . . . . .     0.0        0.0       4.5
                                               ------     ------    ------
      Income (loss) from continuing
          operations. . . . . . . . . . . . .     0.3      (19.2)     16.5

       Loss from discontinued operations:
          Loss from operations. . . . . . . .     0.0       (3.3)      0.0
          Loss on disposal. . . . . . . . . .     0.0       (4.5)      0.0
                                               ------     ------    ------
              Loss from discontinued
                 operations . . . . . . . . .     0.0       (7.8)      0.0
                                               ------     ------    ------

     Net income (loss). . . . . . . . . . . .     0.3%     (27.0)%    16.5%
                                               ------     ------    ------
                                               ------     ------    ------

FISCAL YEARS ENDED MARCH 31, 1995, 1996, AND 1997

REVENUES

         Total revenues were $19.6 million, $23.8 million, and $35.0 million in fiscal 1995, 1996, and 1997, respectively, representing year-to-year increases of 21% between 1995 and 1996 and 47% between 1996 and 1997.

 LICENSES. License revenues were $9.1 million, $11.6 million, and $20.5 million in fiscal 1995, 1996, and 1997, respectively, representing 47%, 49%, and 58% of total revenues in the respective periods. The increases in license revenues are attributable to increased demand for new licenses of SERVICECENTER, additional seats purchased by existing SERVICECENTER customers, higher average transaction sizes, more effective corporate marketing programs, improved sales force productivity and expansion of the Company's international sales force.

 MAINTENANCE AND SERVICES. Maintenance and services revenues were $10.5 million, $12.1 million, and $14.6 million in fiscal 1995, 1996, and 1997, respectively, representing 53%, 51%, and 42% of total revenues in the respective periods. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers and maintenance revenues included as part of new licenses and an increased number of consulting engagements related to implementation of software from initial license agreements.

COSTS AND EXPENSES

 COST OF LICENSES. Cost of license revenues was $393,000, $415,000, and $215,000 for fiscal 1995, 1996, and 1997, respectively, representing 4%, 4%, and 1% of total license revenues in the respective periods.

 COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenues was $3.6 million, $3.5 million, and $4.7 million in fiscal 1995, 1996, and 1997, respectively, representing 34%, 29%, and 32% of total maintenance and service revenues in the respective periods. The dollar increase in 1997 is attributable to an increase in customer support personnel and professional services personnel in connection with the corresponding increase in professional services revenue. Cost of maintenance and services decreased as a percentage of related revenues because of improved operating efficiencies.

 SALES AND MARKETING. Sales and marketing expenses were $9.5 million, $11.8 million, and $15.8 million in fiscal 1995, 1996, and 1997, respectively, representing 49%, 50%, and 45% of total revenues in the respective periods. The increases are attributable to the significant expansion of both the North American and international sales forces and to moderate operating expense increases. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

 RESEARCH AND DEVELOPMENT. Research and development expenses were $7.1 million, $7.7 million, and $5.9 million in fiscal 1995, 1996, and 1997, respectively, representing 36%, 33%, and 17% of total revenues in the respective periods. The increase from fiscal 1995 to fiscal 1996 is due primarily to the hiring of additional mainframe software developers, which was offset, in part, by the Company's divestiture of the entire mainframe software development portion of its business in October 1995.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.9 million, $4.5 million, and $3.8 million in fiscal 1995, 1996, and 1997, respectively, representing 15%, 19%, and 11% of total revenues in the respective periods. The increase from fiscal 1995 to 1996 is attributable primarily to administrative personnel additions to support growth and costs associated with a management restructuring. The decrease from fiscal 1996 to 1997 was attributable to the costs incurred in the fiscal 1996 management restructuring.

OTHER INCOME

    In fiscal 1995, the Company sold the rights to one of its software products, resulting in other income of $4.0 million. The purchase price from the product sale is payable to the Company in annual installments ending in fiscal 1998.

PROVISION FOR INCOME TAXES/INCOME TAX BENEFIT

    The Company has not incurred any significant income taxes during fiscal
1995 and 1996 due to operating losses. In fiscal 1997 the Company recorded an income tax benefit of $1.6 million resulting from the utilization of a portion of the Company's available net operating loss carry-forwards as an offset against taxable income. As of March 31, 1997, the Company had net operating loss carry-forwards of approximately $290,000 for federal tax reporting purposes which expire beginning in 2004. Utilization of the net operating losses may be subject to annual limitations resulting from certain changes in ownership of the Company. The Company has recorded a valuation allowance to partially offset the carrying value of its net deferred tax assets due to uncertainty surrounding its realization. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that all or part of the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

DISCONTINUED OPERATIONS

    During fiscal 1996, the Company acquired XVT Software Inc. ("XVT"), substantially all of the outstanding equity of which was owned by the majority stockholder of the Company. In January 1996, the Company determined that maintaining an interest in XVT was not consistent with the Company's business strategy and adopted a plan to discontinue the operations of XVT. The Company incurred a loss from discontinued operations of XVT in fiscal 1996 of $1.9 million.

IMPACT OF INFLATION

    The effect of inflation on the Company's financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations through bank borrowings and private sales of Common Stock. In fiscal 1995 and 1996, the Company received net proceeds from bank borrowings of $194,000 and $3.7 million. In fiscal 1997, the Company's net repayments totaled $1.3 million. In fiscal 1995 and fiscal 1997, the Company received proceeds of $2.9 million and $700,000, respectively, from the sale of a product line. In fiscal 1995, 1996, and 1997, the Company invested cash in the amounts of $1.8 million, $3.5 million, and $566,000, respectively, for purchases of property and equipment including computer hardware and software to support the Company's growing employee base and to relocate to its new San Diego headquarters and training facility. In fiscal 1995, the Company used $1.6 million of cash in its operating activities. In fiscal 1996, the Company generated $584,000 in cash from operations, but a net cash use of $738,000 by a discontinued business resulted in an overall cash use by the Company of $154,000 in connection with operating activities. In fiscal 1997, the Company generated $3.2 million in cash from operations, which was reduced by a net cash use of $1.3 million by a discontinued business resulting in $1.9 million net cash provided from operations.

    In April 1997, the Company completed the initial public offering of its Common Stock, which resulted in net proceeds to the Company of $19.3 million.

    The Company has a $4.5 million revolving credit line which expires November 30, 1997, and a term loan from the same bank with an unpaid principal balance of $1.6 million at March 31, 1997 payable in equal monthly installments of $37,000 plus interest at the bank's prime rate with the final payment due November 2000. The Company's revolving credit line had an outstanding balance at March 31, 1997 of $2.0 million with a variable annual interest rate equal to the prime rate announced by NationsBank of Texas, N.A. The term loan is secured by trade receivables and fixed assets of the Company and the revolving credit line is secured by accounts receivable, equipment and certain other assets of the Company. Both facilities are personally guaranteed by the Company's majority stockholder. Both the credit line and term loan were repaid from proceeds of the Company's April 1997 initial public offering.

    The Company believes that the net proceeds from its initial public offering in April 1997, together with its current cash balances, cash available under its bank facilities and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENT AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

    LIMITED PROFITABILITY; HISTORY OF OPERATING LOSSES. The Company has recorded cumulative net losses of approximately $15.8 million through March 31, 1997. In recent years, the Company's product line has changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues for the year ended March 31, 1997, only began shipping in mid-1995. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during each of the quarters in the year ended March 31, 1997, that profitability is of limited history. In addition, that profitability has fluctuated extensively. For these reasons, there can be no assurance that the Company will be able to remain profitable on a quarterly basis or maintain profitability on an annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is necessarily indicative of future revenue growth or future operating results.

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; LENGTHY SALES CYCLE; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis; market demand for the Company's software; the size, timing and contractual terms of significant orders; the timing and significance of new software product announcements or releases by the Company or its competitors; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; changes in the mix of software products and services sold; changes in the mix of revenues attributable to domestic and international sales; the impact of acquisitions of competitors; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes. The Company has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

    The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the size of the transaction and the level of competition which the Company encounters in its selling activities. In addition, the sales cycle is typically extended 90 days for product sales through indirect channels. During the sales cycle, the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's business has experienced and is expected to continue to experience seasonality. The Company's revenues and operating results in its December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, while revenues and operating results in the March quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. In addition, the Company is currently attempting to expand its presence in international markets, including Europe, the Pacific Rim and Latin America. International revenues comprise a significant percentage of the Company's total revenues, and the Company may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

    PRODUCT CONCENTRATION; DEPENDENCE ON MARKET ACCEPTANCE OF ENTERPRISE SERVICE DESK SOFTWARE. The Company currently derives substantially all of its license revenues from the sale of SERVICECENTER and expects SERVICECENTER to account for a significant portion of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of SERVICECENTER, including future enhancements. Factors adversely affecting the pricing of, demand for, or market acceptance of SERVICECENTER, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's product strategy has focused on integrating a broad array of IT management applications with other traditional internal help desk applications to create an Enterprise Service Desk. The market for Enterprise Service Desk software is relatively new and is characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The Company's future financial performance will depend in part on continued growth in the number of organizations implementing Enterprise Service Desk solutions.

    DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL. The Company's success will depend to a significant extent on the continued service of its senior management and certain other key employees of the Company, including selected sales, consulting, technical and marketing personnel. None of the Company's employees, including its senior management, is bound by an employment or non-competition agreement, and the Company does not maintain key man life insurance on any employee. The loss of the services of one or more of the Company's executive officers or key employees or the decision of one or more of such officers or employees to join a competitor or otherwise compete directly or indirectly with the Company could have a material adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's executive officers, including its President and Chief Executive Officer, Chief Financial Officer, and certain operating vice presidents, have been employed by the Company for a relatively short period of time. Since joining the Company, the new management team has devoted substantial effort in refocusing the Company's product, sales and marketing strategies. In connection with such changes, the Company restructured its sales and marketing departments, which resulted in the replacement of a significant number of employees. Although management believes that this restructuring has benefitted the Company, many of the Company's current employees have been with the Company for only a limited period of time.

    In addition, the Company believes that its future success will depend in large part on its ability to attract and retain additional highly skilled technical, sales, management and marketing personnel. Competition for such personnel in the computer software industry is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. New employees hired by the Company generally require substantial training in the use and implementation of the Company's products. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

    COMPETITION. The market for the Company's products is highly competitive, fragmented and subject to rapid technological change and frequent new product introductions and enhancements. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc., (ii) customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications, and (iii) large information technology and systems management companies such as International Business Machines Corporation ("IBM") and Computer Associates International, Inc. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for Enterprise Service Desk applications expands. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties. The Company expects software industry consolidation to occur in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

    MANAGEMENT OF GROWTH. The Company's business has grown substantially in recent periods, with total revenues increasing from $19.6 million in fiscal 1995 to $23.8 million in fiscal 1996 and to $35.0 million in fiscal 1997. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. The Company's ability to compete effectively and to manage future growth, if any, and its future operating results will depend in part on the ability of its officers and other key employees to implement and expand operational, customer support and financial control systems and to expand, train and manage its employee base. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

    EXPANSION OF DISTRIBUTION CHANNELS. The Company has historically sold its products through its direct sales force and a limited number of distributors and has provided maintenance and support services through its technical and customer support staff. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through system integrators and original equipment manufacturers ("OEMs") and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. To the extent the Company establishes distribution through such indirect channels, its agreements with channel partners may not be exclusive and such channel partners may also carry competing product lines. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

    INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. International sales represented approximately 29% of the Company's total revenues in both fiscal 1996 and fiscal 1997, respectively. The Company currently has international sales offices in London, Paris, Frankfurt and Copenhagen. The Company believes that its continued growth and profitability will require expansion of its international operations, particularly in Europe, Latin America and the Pacific Rim. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources. In addition, the Company's international operations are subject to a variety of risks associated with conducting business internationally, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

    A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has not previously undertaken hedging transactions to cover its currency exposure but may hedge a portion of its currency exposure in the future as management deems appropriate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 1997 Annual Meeting of Stockholders to be held on August 12, 1997, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the information under the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information under the section captioned "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information under the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  FINANCIAL STATEMENTS

         The following statements are filed as part of this Report:

                                                                     Page
                                                                     ----
         Report of Independent Public Accountants.............       F-2
         Balance Sheets.......................................       F-3
         Statements of Operations.............................       F-4
         Statements of Stockholders' Deficit..................       F-5
         Statements of Cash Flows.............................       F-6
         Notes to Financial Statements........................       F-8

         2.  FINANCIAL STATEMENT SCHEDULES


         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         3.  EXHIBITS

         EXHIBIT NO.         EXHIBIT TITLE
         -----------         -------------
         3.1       (b)       Amended and Restated Certificate of Incorporation
                             filed with the Secretary of State of Delaware on
                             February 11, 1997.
         3.2       (b)       Bylaws, as amended.
         4.1       (b)       Specimen Common Stock Certificate.
         10.1      (b)       Nonqualified Stock Option Plan, as amended, and
                             forms of Stock Option Agreement and Stock Buy-Sell
                             Agreement.
         10.2      (b)       1991 Nonqualified Stock Option Plan, as amended,
                             and forms of  Stock Option Agreement and Stock
                             Buy-Sell Agreement.
         10.3      (a)       1994 Stock Option Plan, as amended through
                             February 6, 1997, including 1995 Stock Option Plan
                             for French Employees.
         10.4      (a)       Form of  Stock Option Agreement under 1994 Stock
                             Option Plan, as amended through February 6, 1997.
         10.5      (a)       1997 Employee Stock Purchase Plan and forms of
                             participation agreement thereunder.
         10.6      (a)       1997 Director Option Plan.
         10.7      (b)       Form of  Indemnification Agreement for directors
                             and officers.
         10.8      (b)       Loan Agreement dated November 13, 1995 by and
                             between the Registrant and  NationsBank of Texas,
                             N.A., as amended through December 16, 1996.
         10.9      (b)       Sublease between the Registrant and JMI Services,
                             Inc.
         10.10     (b)       Lease between the Registrant and the Mutual Life
                             Insurance Company of New York dated October 26,
                             1994, as amended in August 1995, and Notifications
                             of Assignment  dated June 14, 1996 and December 9,
                             1996 for the Registrant's headquarters at 12670
                             High Bluff Drive, San Diego, CA.
         10.11     (b)       Lease between the Registrant and the Mutual Life
                             Insurance Company of New York dated October 26,
                             1994, as amended in August 1995, and Notification
                             of Assignment dated December 9, 1996 for the
                             Registrant's headquarters at 12680 High Bluff
                             Drive, San Diego, CA.
         10.14     (b)       XVT Stock Option Agreement dated January 18, 1995
                             between the Registrant and Christopher Cole, as
                             amended on October 3, 1996.
         10.15     (c)       Restricted Stock Agreement dated November 1, 1995
                             between the Registrant and Alan  Hunt.

         10.16     (c)       Restricted Stock Agreement dated November 1, 1995
                             between the Registrant and David Farley.
         10.17     (b)       Stock Option Agreement dated as of  December 7,
                             1990 between the Registrant and Christopher Cole
                             as amended on October 26, 1995.
         10.18     (b)       Form of  Stock Option Agreement under 1995 Stock
                             Option Plan for French Employees.
         10.19     (b)       Form of  Stock Option Agreement under 1997
                             Director Option Plan.
         10.20     (b)       Continuing and Unconditional Guaranty dated
                             November 13, 1995 between  NationsBank of Texas,
                             N.A. and John Moores, as amended through December
                             16, 1996.
         10.21     (b)       Promissory Note dated December 16, 1996 delivered
                             by the Registrant to NationsBank  of Texas, N.A.
         10.22     (b)       Revolving Promissory Note dated December 16, 1996
                             delivered by the Registrant to NationsBank of
                             Texas, N.A.
         10.23     (b)       Security Agreement dated November 13, 1995 between
                             the Registrant and NationsBank of Texas, N.A.
         11.1      (a)       Calculation of earnings per share.
         21.1      (b)       List of Subsidiaries of the Registrant.
         27.1      (a)       Financial Data Schedule.


_________________
(a)      Filed herewith.
(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-21483), which the Securities and Exchange Commission declared effective on April 8, 1997.
(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-21483), which the Securities and Exchange Commission declared effective on April 8, 1997. The Registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.

_________________________

(b)      REPORTS ON FORM 8-K

         The Registrant filed no Current Reports on Form 8-K during the year ended March 31, 1997.

(c)      EXHIBITS

         See Item 14(a)(3) above.

(d)      FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Diego, California, this 27th day of June, 1997.

                                       PEREGRINE SYSTEMS, INC.


                                  By           /s/ Alan H. Hunt
                                         -------------------------------------
                                                  Alan H. Hunt
                                         President and Chief Executive Officer


                                  POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS ALAN H. HUNT AND DAVID A. FARLEY AND EACH OF THEM ACTING INDIVIDUALLY, AS HIS OR HER ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM OR HER IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  Signature                     Title               Date
                  ---------                     -----               ----

         /s/ Alan H. Hunt              President, Chief          June 27, 1997
         -------------------------     Executive Officer, and
          (Alan H. Hunt)               Director (Principal
                                       Executive Officer)

         /s/ David A. Farley           Vice President,           June 27, 1997
         -------------------------     Finance, Chief Financial
           (David A. Farley)           Officer (Principal
                                       Financial and Accounting
                                       Officer)

         /s/ John J. Moores            Chairman of the
         -------------------------     Board of Directors        June 27, 1997
           (John J. Moores)


         /s/ Christopher A. Cole       Director                  June 27, 1997
         -------------------------
           (Christopher A. Cole)


         /s/ Richard A. Hosley II      Director                  June 27, 1997
         -------------------------
           (Richard A. Hosley II)


         /s/ Charles E. Noell III      Director                  June 27, 1997
         -------------------------
           (Charles E. Noell III)


         /s/ Norris van den Berg       Director                  June 27, 1997
         -------------------------
           (Norris van den Berg)

                               PEREGRINE SYSTEMS, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

Report of Independent Public Accountants. . . . . . . . . . . .        F-2
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .        F-3
Consolidated Statements of Operations . . . . . . . . . . . . .        F-4
Consolidated Statements of Stockholders' Deficit. . . . . . . .        F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . .        F-6
Notes to Consolidated Financial Statements. . . . . . . . . . .        F-8

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Peregrine Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Peregrine Systems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                   ARTHUR ANDERSEN LLP



San Diego, California
April 21, 1997

                               PEREGRINE SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS



                                                             MARCH 31,
                                                       ---------------------
                                                         1996         1997
                                                       --------     --------
                                        ASSETS
Current Assets:
   Cash  . . . . . . . . . . . . . . . . . . . . .   $   437,000   $   305,000
   Accounts receivable, net of allowance for
      doubtful accounts of $130,000 and $220,000,
      respectively . . . . . . . . . . . . . . . .     6,255,000    10,191,000
   Financed receivables. . . . . . . . . . . . . .             -     1,182,000
   Deferred tax assets.. . . . . . . . . . . . . .             -     1,752,000
   Other current assets. . . . . . . . . . . . . .     1,461,000       924,000
                                                     -----------   -----------
         Total current assets. . . . . . . . . . .     8,153,000    14,354,000
Property and Equipment, net. . . . . . . . . . . .     5,349,000     4,364,000
Other Assets . . . . . . . . . . . . . . . . . . .       315,000     1,020,000
                                                     -----------   -----------
                                                     $13,817,000   $19,738,000
                                                     -----------   -----------
                                                     -----------   -----------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Bank line of credit . . . . . . . . . . . . . .  $  2,829,000  $  1,974,000
   Accounts payable. . . . . . . . . . . . . . . .     1,415,000       916,000
   Accrued expenses. . . . . . . . . . . . . . . .     3,621,000     6,079,000
   Deferred revenue. . . . . . . . . . . . . . . .     7,568,000     8,419,000
   Current portion of long-term debt . . . . . . .       537,000       497,000
   Current portion of capital lease obligation . .       407,000       364,000
   Net liabilities of discontinued operation . . .     1,473,000       170,000
                                                     -----------   -----------
      Total current liabilities. . . . . . . . . .    17,850,000    18,419,000
Capital Lease Obligation, net of current portion .       332,000         -
Long-Term Debt, net of current portion . . . . . .     1,842,000     1,395,000
Deferred Revenue, net of current portion . . . . .     2,243,000     2,773,000
                                                     -----------   -----------
         Total liabilities . . . . . . . . . . . .    22,267,000    22,587,000
                                                     -----------   -----------
Commitments and Contingencies
   Stockholders' Deficit:
      Preferred stock, $0.001 par value, 5,000,000
         shares authorized, no shares issued or
         outstanding . . . . . . . . . . . . . . .         -             -
      Common stock, $0.001 par value, 50,000,000
         shares authorized, 12,898,000 and
         12,920,000 shares issued and outstanding,
         respectively. . . . . . . . . . . . . . .        13,000        13,000
      Additional paid-in capital . . . . . . . . .    14,413,000    15,081,000
      Accumulated deficit. . . . . . . . . . . . .   (21,609,000)  (15,807,000)
      Unearned portion of deferred compensation. .    (1,404,000)   (1,748,000)
      Cumulative translation adjustment. . . . . .       137,000      (388,000)
                                                     -----------   -----------
            Total stockholders' deficit. . . . . .    (8,450,000)   (2,849,000)
                                                     -----------   -----------
                                                     $13,817,000   $19,738,000
                                                     -----------   -----------
                                                     -----------   -----------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                FINANCIAL STATEMENTS.

                               PEREGRINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      YEAR ENDED MARCH 31,
                                                          --------------------------------------
                                                            1995           1996           1997
                                                          --------       --------       --------

Revenues:
   Licenses   . . . . . . . . . . . . . . . . . . . .    $ 9,137,000    $11,642,000    $20,472,000
   Maintenance and services . . . . . . . . . . . . .     10,491,000     12,124,000     14,563,000
                                                         -----------    -----------    -----------
      Total revenues. . . . . . . . . . . . . . . . .     19,628,000     23,766,000     35,035,000
                                                         -----------    -----------    -----------
Costs and Expenses:
   Cost of licenses . . . . . . . . . . . . . . . . .        393,000        415,000        215,000
   Cost of maintenance and services . . . . . . . . .      3,573,000      3,526,000      4,661,000
   Sales and marketing. . . . . . . . . . . . . . . .      9,549,000     11,820,000     15,778,000
   Research and development . . . . . . . . . . . . .      7,089,000      7,742,000      5,877,000
   General and administrative . . . . . . . . . . . .      2,943,000      4,529,000      3,816,000
                                                         -----------    -----------    -----------
      Total costs and expenses. . . . . . . . . . . .     23,547,000     28,032,000     30,347,000
                                                         -----------    -----------    -----------
      Operating income (loss) . . . . . . . . . . . .     (3,919,000)    (4,266,000)     4,688,000
Interest expense. . . . . . . . . . . . . . . . . . .       (112,000)      (389,000)      (451,000)
Other income (expense). . . . . . . . . . . . . . . .      4,082,000        103,000        (27,000)
                                                         -----------    -----------    -----------
Income (loss) from continuing operations before
   income taxes . . . . . . . . . . . . . . . . . . .         51,000     (4,552,000)     4,210,000
Income tax benefit. . . . . . . . . . . . . . . . . .          -              -          1,592,000
                                                         -----------    -----------    -----------
Income (loss) from continuing operations. . . . . . .         51,000     (4,552,000)     5,802,000
                                                         -----------    -----------    -----------
Loss from discontinued business:
   Loss from operations . . . . . . . . . . . . . . .              -       (781,000)         -
   Loss on disposal . . . . . . . . . . . . . . . . .              -     (1,078,000)         -
                                                         -----------    -----------    -----------
Loss from discontinued business . . . . . . . . . . .              -     (1,859,000)         -
                                                         -----------    -----------    -----------
      Net income (loss) . . . . . . . . . . . . . . .    $    51,000    $(6,411,000)   $ 5,802,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
Net income (loss) per share:
   Income (loss) from continuing operations . . . . .    $     -        $     (0.37)   $      0.39
   Loss from discontinued operations. . . . . . . . .          -              (0.15)         -
                                                         -----------    -----------    -----------
      Net income (loss) . . . . . . . . . . . . . . .    $     -        $     (0.52)   $      0.39
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
Weighted average common and common equivalent shares
   outstanding. . . . . . . . . . . . . . . . . . . .     12,250,000     12,331,000     14,964,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                FINANCIAL STATEMENTS.

                               PEREGRINE SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                   UNEARNED
                                 NUMBER               ADDITIONAL                    PORTION       CUMULATIVE       TOTAL
                                OF SHARES    COMMON    PAID-IN      ACCUMULATED    OF STOCK      TRANSLATION   STOCK-HOLDERS'
                               OUTSTANDING   STOCK     CAPITAL        DEFICIT    COMPENSATION     ADJUSTMENT      DEFICIT
                               -----------   -------  ----------   ------------  ------------    -----------   --------------

Balance, March 31, 1994 . . .   10,012,000   $10,000  $ 8,519,000  $(11,324,000)  $    -          $ (64,000)    $(2,859,000)
    Net income  . . . . . . .        -          -           -            51,000        -                -            51,000
    Issuance of common stock.      225,000      -         525,000        -             -                -           525,000
    Equity adjustment from
     foreign currency
     translation. . . . . . .        -          -           -            -             -             86,000          86,000
                               -----------   -------  -----------  ------------   -----------     ---------     -----------
Balance, March 31, 1995 . . .   10,237,000    10,000    9,044,000   (11,273,000)       -             22,000      (2,197,000)
    Net loss. . . . . . . . .        -          -           -        (6,411,000)       -                -        (6,411,000)
    Issuance of shares
     for XVT. . . . . . . . .    2,018,000     2,000    3,923,000    (3,925,000)       -                -              -
    Issuance of common
      stock . . . . . . . . .       43,000      -          43,000        -             -                -            43,000
    Restricted stock
     shares granted . . . . .      600,000     1,000    1,403,000        -         (1,404,000)          -              -
    Equity adjustment from
     foreign currency
     translation. . . . . . .        -          -           -            -             -            115,000         115,000
                               -----------   -------  -----------   -----------   -----------     ---------     -----------
Balance, March 31, 1996 . . .   12,898,000    13,000   14,413,000   (21,609,000)   (1,404,000)      137,000      (8,450,000)
    Net income. . . . . . . .        -          -           -         5,802,000        -                -         5,802,000
    Issuance of common
     stock. . . . . . . . . .       22,000      -          37,000        -             -                -            37,000
    Compensation expense
     related to restricted
     stock and options. . . .        -          -           -            -            287,000          -            287,000
    Deferred compensation
     related to options
     granted. . . . . . . . .        -          -         631,000        -           (631,000)         -               -
    Equity adjustment from
     foreign currency
     translation. . . . . . .        -          -           -            -             -           (525,000)       (525,000)
                               -----------   -------  -----------  ------------   -----------     -----------   -----------
Balance, March 31, 1997 . . .   12,920,000   $13,000  $15,081,000  $(15,807,000)  $(1,748,000)    $(388,000)    $(2,849,000)
                               -----------   -------  -----------  ------------   -----------    ----------     -----------
                               -----------   -------  -----------  ------------   -----------    ----------     -----------

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               PEREGRINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED MARCH 31,
                                                  ------------------------------------------
                                                       1995          1996             1997
                                                  ------------   ------------     -----------
Cash flow from operating activities:
  Net income (loss) . . . . . . . . . . . . .     $     51,000   $(6,411,000)     $ 5,802,000
  Adjustments to reconcile net income
    (loss) to net cash, excluding effects
    of acquisitions, provided by (used in)
    operating activities:
  Depreciation and amortization . . . . . . .          952,000     1,540,000        1,838,000
     Loss from discontinued business. . . . .             -        1,859,000             -
       Gain on sale of fixed assets . . . . .             -          (93,000)            -
       Gain on sale of product line . . . . .       (4,025,000)         -                -
     Increase (decrease) in cash resulting
      from changes in:
       Accounts receivable. . . . . . . . . .         (305,000)   (2,416,000)      (3,936,000)
       Financed receivables . . . . . . . . .             -             -          (1,182,000)
       Deferred tax asset . . . . . . . . . .             -             -          (1,752,000)
       Other current assets . . . . . . . . .         (480,000)      311,000         (163,000)
       Accounts payable . . . . . . . . . . .          744,000       714,000         (499,000)
       Accrued expenses . . . . . . . . . . .          101,000     2,464,000        2,458,000
       Deferred revenue . . . . . . . . . . .        1,282,000     2,364,000        1,381,000
       Other. . . . . . . . . . . . . . . . .          113,000       252,000         (705,000)
                                                  ------------   -----------      -----------
                                                    (1,567,000)      584,000        3,242,000
                                                  ------------   -----------      -----------
       Net cash used by discontinued business            -          (738,000)      (1,303,000)
          Net cash provided by (used in)          ------------   -----------      -----------
           operating activities . . . . . . .       (1,567,000)     (154,000)       1,939,000
                                                  ------------   -----------      -----------
Cash flows from investing activities:
  Purchases of property and equipment . . . .       (1,775,000)   (3,516,000)        (566,000)
  Proceeds from sale of product line. . . . .        2,925,000          -             700,000
  Proceeds from sale of subsidiary and
   fixed assets, net . . . . . . . . . . . .                            -          653,000             -
  Acquisition of certain business assets,
   net of cash acquired . . . . . . . . . . .         (304,000)         -                -
                                                  ------------   -----------      -----------
          Net cash provided by (used in)
           investing  activities. . . . . . .          846,000    (2,863,000)         134,000
                                                  ------------   -----------      -----------
Cash flows from financing activities:
  Proceeds (repayment) on bank line of
   credit, net. . . . . . . . . . . . . . . .          657,000     1,514,000         (855,000)
  Proceeds from long-term debt. . . . . . . .             -        3,508,000          287,000
  Repayments of long-term debt. . . . . . . .         (463,000)   (1,354,000)        (774,000)
  Issuance of common stock. . . . . . . . . .             -           15,000           37,000
  Principal payments under capital
   lease obligation . . . . . . . . . . . . .          (89,000)     (401,000)        (375,000)
                                                  ------------   -----------      -----------
         Net cash provided by (used in)
          financing activities. . . . . . . .          105,000     3,282,000       (1,680,000)
                                                  ------------   -----------      -----------
Effect of exchange rate changes on cash . . .           86,000       115,000         (525,000)
                                                  ------------   -----------      -----------
Net increase (decrease) in cash . . . . . . .         (530,000)      380,000         (132,000)
Cash, beginning of year . . . . . . . . . . .          587,000        57,000          437,000
                                                  ------------   -----------      -----------
Cash, end of year                                 $     57,000   $   437,000      $   305,000
                                                  ------------   -----------      -----------
                                                  ------------   -----------      -----------

                                         F-6


 Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
         Interest . . . . . . . . . . . . . . . .   $  131,000    $  389,000      $  400,000
         Income taxes . . . . . . . . . . . . . .   $   99,000    $   36,000      $   27,000
 Supplemental Disclosure of Non Cash
   Investing and Financing Activities:
    Stock issued for acquisition. . . . . . . . .   $   -         $3,925,000      $     -
    Common stock issued for acquisition
     of business assets . . . . . . . . . . . . .   $  525,000    $     -         $     -
    Liabilities assumed in acquisition
     of certain business assets . . . . . . . . .   $  103,000    $     -         $     -
    Fixed assets acquired under capital lease . .   $1,229,000    $     -         $     -


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           PEREGRINE SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Peregrine Systems, Inc. ("Peregrine" or the "Company") is a leading provider of Enterprise Service Desk software. The Company develops, markets and supports SERVICECENTER, an integrated suite of applications that automates the management of complex, enterprise-wide information technology ("IT") infrastructures. SERVICECENTER is specifically designed to address the IT management requirements of large organizations and is distinguished by its breadth of functionality and its ability to be deployed across all major hardware platforms and network operating systems and protocols. SERVICECENTER utilizes advanced client/server and sophisticated intelligent agent technologies as well as a unique modular architecture to enable customers to meet their strategic objectives, effectively leverage existing IT investments and reduce the cost of IT management. The Company sells its software and services in both North America and internationally primarily through a direct sales force.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Peregrine Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company generates revenues from licensing the rights to use its software products primarily to end users. The Company also generates revenues from post-contract support (maintenance), consulting and training services performed for customers who license its products.

    In 1996, the American Institute of Certified Public Accountants issued "Statement of Position: Software Revenue Recognition," which will be effective for years beginning after December 31, 1996. The Company has reviewed the statement of position and believes its adoption will not have a material effect on the Company's financial position or results of operations.

    Revenues from software license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor specific objective evidence. Consulting revenues are primarily related to implementation services performed on a time and material basis under separate service agreements for the installation of the Company's software products. Revenues from consulting and training services are recognized as the respective services are performed.

    Cost of license revenues consists primarily of amounts paid to third-party vendors, product media, manuals, packaging materials, personnel and related shipping costs. Cost of maintenance and service revenues consists primarily of salaries, benefits, and allocated overhead costs incurred in providing telephone support, consulting services, and training to customers.

BUSINESS RISK AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk principally consist of trade and other receivables. The Company performs ongoing credit evaluations of its customers financial condition. Management believes that the concentration of credit risk with respect to trade receivables is further mitigated as the Company's customer base consists primarily of Fortune 1000 companies. The Company maintains reserves for credit losses and such losses historically have been within management expectations.

    A significant portion of the Company's revenues are from its SERVICECENTER product and related services. Any factor adversely affecting the pricing of, demand for or market acceptance of, the SERVICECENTER product could have a material adverse affect on the Company's business, financial condition and results of operations.

    See "Factors that May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete analysis of risks affecting the Company's business.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable, capital lease obligations and borrowings under the Company's line of credit approximates fair value.

FINANCED RECEIVABLES

    Financed receivables represent trade accounts receivable for which the original payment terms extend beyond the Company's customary net 30 payment terms. These receivables are substantially all due within the next twelve months. Amounts due greater than one year from the balance sheet date are included in other assets in the accompanying consolidated financial statements. The majority of these long-term receivables relate to items included in long-term deferred revenues.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives, generally three to five years for furniture and equipment. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.

    Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations for the applicable period.

CAPITALIZED COMPUTER SOFTWARE

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. During the three years in the period ended March 31, 1997, no software development costs were capitalized as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. Translation gains or losses of the Company's foreign subsidiaries are not included in operations but are reported as a separate component of stockholders' deficit. The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations, while not significant in amount, are included in the results of operations. The Company does not enter into foreign exchange transactions to hedge its balance sheet exposures or intercompany balances against movements in foreign exchange rates.

INCOME TAXES

    Deferred taxes are provided utilizing the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The earnings per share of the Company for the year ended March 31, 1997 would not be materially different under SFAS 128 as that presented therein.

2. DISCONTINUED OPERATION

    During fiscal 1996, the Company acquired XVT Software Inc. ("XVT"), with the Company issuing approximately 2,019,000 shares of its common stock in exchange for all of XVT's issued and outstanding shares of common and preferred stock. Effective June 1, 1995 the majority stockholder of the Company controlled substantially all of the issued and outstanding shares of XVT. Due to the common majority ownership of the two companies, XVT's results of operations were consolidated with Peregrine effective June 1, 1995. XVT's acquired assets and liabilities were accounted for at historical cost. On the date of the acquisition, XVT's liabilities exceeded its assets by approximately $915,000.

    In January 1996, management of the Company determined that maintaining an interest in XVT was not consistent with the Company's business strategy, primarily as a result of, among other things, the dissimilarity of the companies business operations, customer bases, technology, products and services. Accordingly, at that time, the Company's Board of Directors adopted a plan to discontinue the operations of XVT. As a result of this decision, XVT has been presented as a discontinued operation in the accompanying consolidated financial statements.

    In September 1996, the Company sold substantially all of the net assets of XVT (including $200,000 in cash transferred to the buyer at closing) in exchange for a $600,000, 9.25% nonrecourse note receivable. Due to thin capitalization of XVT and XVT's poor historical financial performance, the Company has provided a full valuation allowance against this note receivable. The Company will reduce this valuation allowance as cash is received. In order to secure its interest in this note the Company has retained a right of first refusal in the event any subsequent changes in control over XVT's assets or business. This right expires in September 2001. The loss on disposal of approximately

$1,100,000, as reflected in the accompanying consolidated statement of operations, includes the loss on the sale of the net assets of approximately $1,200,000 reduced by the results of operations from February 1, 1996 through the date of disposal.

    The operating results of the discontinued operation are summarized as follows:

                                                        JUNE 1, 1995-
                                                      JANUARY 31, 1996
                                                      ----------------

         Revenues . . . . . . . . . . . . . . . . .      $8,483,000
                                                         ----------
                                                         ----------
         Net loss . . . . . . . . . . . . . . . . .      $ (781,000)
                                                         ----------
                                                         ----------

    The net liabilities of the discontinued operation as of March 31, 1996 and March 31, 1997 are summarized as follows:

                                                                MARCH 31,
                                                        -----------------------
                                                           1996         1997
                                                        ----------   ----------
   Current assets, primarily accounts receivable . . .  $1,600,000   $   -
   Non current assets. . . . . . . . . . . . . . . . .   1,053,000       -
   Current liabilities, primarily deferred revenue
     and accrued expenses. . . . . . . . . . . . . . .   4,126,000      170,000
                                                        ----------   ----------
   Net liabilities of discontinued operation . . . . .  $1,473,000   $  170,000
                                                        ----------   ----------
                                                        ----------   ----------

3. BALANCE SHEET COMPONENTS

    Other current assets consist of the following:

                                                                MARCH 31,
                                                        -----------------------
                                                           1996         1997
                                                        ----------   ----------
   Receivable from sale of product line (Note 4) . . .  $  950,000   $  400,000
   Prepaid expenses and other. . . . . . . . . . . . .     393,000      326,000
   Employee advances . . . . . . . . . . . . . . . . .     118,000      198,000
                                                        ----------   ----------
                                                        $1,461,000   $  924,000
                                                        ----------   ----------
                                                        ----------   ----------

    Property and equipment consists of the following:

                                                                MARCH 31,
                                                        -----------------------
                                                           1996         1997
                                                        ----------   ----------
    Furniture and equipment. . . . . . . . . . . . . .  $6,835,000   $7,319,000
    Leasehold improvements . . . . . . . . . . . . . .   1,881,000    1,963,000
                                                        ----------   ----------
                                                         8,716,000    9,282,000
    Less accumulated depreciation. . . . . . . . . . .  (3,367,000)  (4,918,000)
                                                        ----------   ----------
                                                        $5,349,000   $4,364,000
                                                        ----------   ----------
                                                        ----------   ----------

    Accrued expenses consist of the following:

                                                                MARCH 31,
                                                        -----------------------
                                                           1996         1997
                                                        ----------   ----------
    Salaries and benefits. . . . . . . . . . . . . . .  $  888,000   $1,631,000
    Commissions. . . . . . . . . . . . . . . . . . . .     834,000    2,499,000
    Deferred rent  . . . . . . . . . . . . . . . . . .     290,000      356,000
    Taxes. . . . . . . . . . . . . . . . . . . . . . .     227,000      558,000
    Other. . . . . . . . . . . . . . . . . . . . . . .   1,382,000    1,035,000
                                                        ----------   ----------
                                                        $3,621,000   $6,079,000
                                                        ----------   ----------
                                                        ----------   ----------

4. SALE OF PRODUCT LINE

    In April 1994, the Company sold the rights to one of its products for $4,025,000. The gain on the sale of the software product right of $4,025,000 is included in other income in the March 31, 1995 consolidated statement of operations. Amounts due the Company from the sale at March 31, 1996 and March 31, 1997 were $1,100,000 and $400,000, respectively.

5. EMPLOYEE ADVANCES

    During fiscal 1995, the Company advanced its former President and Chief Executive Officer and another employee amounts which were expected to be repaid from future bonuses and commissions, as earned. During fiscal 1996, all advances to the former President and Chief Executive Officer totaling $420,000 were forgiven and charged to operations.

6. DEBT

LINE OF CREDIT

    At March 31, 1997, the Company had a line of credit agreement which expires November 30, 1997. The line of credit facility provides for maximum borrowings of $4,500,000. The maximum available commitment is reduced by outstanding letters of credit ($128,000 at March 31, 1997). Borrowings under the agreement bear interest at the bank's prime rate (8.5% at March 31, 1997). During the year ended March 31, 1997, the weighted average interest rate under the agreement was approximately 8.4%, with interest only payable monthly. The line of credit is personally guaranteed by the Company's majority stockholder and is collateralized by the Company's accounts receivable, equipment and certain other assets. Amounts outstanding under the line of credit were repaid in April 1997 using the proceeds received from the Company's initial public offering. See Note 13.

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                MARCH 31,
                                                        -----------------------
                                                           1996         1997
                                                        ----------   ----------
Note payable to bank. Note secured by trade
   receivables, fixed assets and guaranteed by the
   majority stockholder. Interest at prime (8.5% as
   of March 31, 1997). Equal monthly installments of
   principal of $37,000 plus interest,
   due November 13, 2000 . . . . . . . . . . . . . . .  $2,017,000   $1,612,000
Note payable to lessor. Unsecured; interest at 8%.
   Monthly payments of principal and interest of
   $4,200 through November 2003. . . . . . . . . . . .     285,000      234,000
Other. . . . . . . . . . . . . . . . . . . . . . . . .      77,000       46,000
                                                        ----------   ----------
                                                         2,379,000    1,892,000
Less current portion . . . . . . . . . . . . . . . . .    (537,000)    (497,000)
                                                        ----------   ----------
                                                        $1,842,000   $1,395,000
                                                        ----------   ----------
                                                        ----------   ----------

    Scheduled principal payments on long-term debt due as of March 31 are as follows:

    1998 . . . . . . . . . . . . . . . . . . . . . . . . . .    $  497,000
    1999 . . . . . . . . . . . . . . . . . . . . . . . . . .       473,000
    2000 . . . . . . . . . . . . . . . . . . . . . . . . . .       476,000
    2001 . . . . . . . . . . . . . . . . . . . . . . . . . .       332,000
    2002 . . . . . . . . . . . . . . . . . . . . . . . . . .       114,000
                                                                ----------
                                                                $1,892,000
                                                                ----------
                                                                ----------

Amounts outstanding under the note payable to bank were repaid in April 1997 using the proceeds received from the Company's initial public offering. See
Note 13.

7. INCOME TAXES

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                                                              MARCH 31,
                                                      ------------------------
                                                         1996         1997
                                                      -----------  -----------
    Deferred tax assets:
      Net operating loss carryforwards . . . . . . .  $ 2,942,000  $ 1,356,000
      Deferred maintenance revenue . . . . . . . . .    1,158,000    1,148,000
      Other. . . . . . . . . . . . . . . . . . . . .      617,000      960,000
                                                      -----------  -----------
                                                        4,717,000    3,464,000
    Deferred tax liabilities:
      Depreciation . . . . . . . . . . . . . . . . .     (135,000)    (295,000)
      Deferred revenue . . . . . . . . . . . . . . .     (440,000)    (160,000)
                                                      -----------  -----------
                                                        4,142,000    3,009,000
    Valuation allowance. . . . . . . . . . . . . . .   (4,142,000)  (1,257,000)
                                                      -----------  -----------
    Total deferred tax assets. . . . . . . . . . . .  $      -     $ 1,752,000
                                                      -----------  -----------
                                                      -----------  -----------

    A reconciliation between expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows:

                                                                MARCH 31,
                                            -------------------------------------------------
                                               1995         1996          1997        RATE
                                            ---------   -----------   -----------   ---------
    Federal statutory rate . . . . . . .    $  31,000   $(2,180,000)  $   980,000     34.00%
    State tax, net of federal benefit. .        5,000      (385,000)      173,000      6.00%
    Imputed interest . . . . . . . . . .       85,000        75,000       108,000      3.75%
    Foreign losses (not benefited) . . .      759,000       418,000          -          -
    Other. . . . . . . . . . . . . . . .      (27,000)      152,000        32,000      1.11%
    Change in valuation allowance. . . .     (853,000)    1,920,000    (2,885,000)  (100.10)%
                                            ---------   -----------   -----------   ---------
    Total income tax provision . . . . .    $    -       $     -      $(1,592,000)   (55.24)%
                                            ---------   -----------   -----------   ---------
                                            ---------   -----------   -----------   ---------

    As of March 31, 1997, the Company has net operating loss carryforwards of approximately $290,000 for federal tax reporting purposes, which expire beginning in 2004. In certain circumstances, as specified in the Internal Revenue Code, a fifty percent or more ownership change by certain combinations of the Company's stockholders during any three year period could result in a limitation on the Company's ability to utilize its net operating loss carryforwards. As of March 31, 1997, the Company also has foreign net operating loss carryforwards of approximately $3,698,000. See Note 12 for breakout of foreign and domestic components of operating income (loss).

    A valuation allowance has been recorded to properly reflect the carrying value of the deferred tax asset due to the uncertainty surrounding its realization. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

    Income tax benefit for the year ended March 31, 1997 consists of the following:

         Current
           Federal . . . . . . . . . . . . . . . . . . . .  $    76,000
           State . . . . . . . . . . . . . . . . . . . . .       84,000
                                                            -----------
                                                                160,000
         Deferred
           Federal . . . . . . . . . . . . . . . . . . . .   (1,523,000)
           State . . . . . . . . . . . . . . . . . . . . .     (229,000)
                                                            -----------
         Deferred tax asset  . . . . . . . . . . . . . . .   (1,752,000)
                                                            -----------
           Total benefit . . . . . . . . . . . . . . . . .  $(1,592,000)
                                                            -----------
                                                            -----------

8. SALE OF DATABASE SOFTWARE SUBSIDIARY

    On October 31, 1995, the Company sold all of the issued and outstanding shares of common stock of its database software subsidiary (the "Subsidiary") for approximately $560,000, to a company which was controlled by the Company's majority stockholder. In accordance with the terms of the Acquisition Agreement (the "Agreement"), the Company will receive a royalty of 7 percent of gross license revenue derived from certain licensed sales of the Subsidiary, as defined in the Agreement, commencing November 1, 1995. The royalty payments to be received by the Company under the Agreement will be limited to $600,000 in any single calendar period, as defined, and will be limited to an aggregate of $677,000. There were no royalties earned during the years ended March 31, 1996 or March 31, 1997. There was no material gain or loss realized on the sale of the Subsidiary. The Company provides certain computer and administrative services to the former subsidiary for a monthly fee of $37,500.

9. COMMITMENTS AND CONTINGENCIES

    The Company leases certain buildings and equipment under noncancelable operating lease agreements. The leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases totaled approximately $855,000, $1,961,000, and $2,051,000 in fiscal 1995,
1996, and 1997, respectively.

    Future minimum lease payments for capital and operating leases, excluding sublease income, at March 31, 1997 are as follows:

                                              OPERATING      CAPITAL
                                                LEASES        LEASES
                                              ----------    --------
    1998. . . . . . . . . . . . . . . . . .   $1,397,000    $378,000
    1999. . . . . . . . . . . . . . . . . .    1,420,000        -
    2000. . . . . . . . . . . . . . . . . .    1,379,000        -
    2001. . . . . . . . . . . . . . . . . .    1,401,000        -
    2002. . . . . . . . . . . . . . . . . .    1,469,000        -
    Thereafter. . . . . . . . . . . . . . .    1,538,000        -
                                              ----------    --------
       Total minimum lease payments . . . .   $8,604,000     378,000
                                              ----------
                                              ----------
    Amount representing interest  . . . . .                   14,000
                                                            --------
    Total capital lease obligations  . . . .                $364,000
                                                            --------
                                                            --------

    In January, 1995, the Company entered into a three year capital lease with a 8.2% interest rate for computer equipment. At March 31, 1997, $332,000 of such leased equipment is included in property and equipment, net of accumulated depreciation of $862,000.

    The Company subleases office space at its corporate headquarters to an affiliated company. The term of the sublease is from June, 1996 to October, 2003 and requires monthly rental payments of approximately $17,000.

    During fiscal 1995, the Company acquired the assets of a company for $181,000 in cash plus 225,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. The acquisition agreement included provisions for additional shares to be issued to the seller over a three year period if revenue generated from certain of the products acquired achieve stipulated amounts, as defined in the acquisition agreement. During fiscal 1996, 12,000 shares of common stock were issued in accordance with the provisions of the agreement and expensed accordingly. No shares were required to be issued during the year ended March 31, 1997. Up to an additional 90,000 shares of common stock may be earned in the future. In connection with the acquisition, the Company recorded a one time charge to fiscal 1995 operations of $606,000 for purchased research and development. The remaining net assets acquired were not significant.

    The Company pays commissions to employees who have authored certain of the Company's products based on a percentage of the respective product's sales. Commissions paid under such agreements are included in research and development expense in the accompanying consolidated statements of operations and were approximately $700,000, $600,000, and $1,100,000 for fiscal 1995, 1996, and 1997, respectively.

    The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company has authorized 5,000,000, $0.001 par value, undesignated preferred shares, none of which were issued or outstanding at March 31, 1996 and 1997. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by the Company's stockholders.

STOCK OPTIONS

    The Company has three stock option plans, the Nonqualified Stock Option Plan ("1990 Plan"), the 1991 Nonqualified Stock Option Plan ("1991 Plan"), and the 1994 Stock Option Plan ("1994 Plan").

    The Company may no longer grant options under the 1990 and 1991 Plans. The Company may grant up to 3,163,204 options under the 1994 Plan. Through March 31, 1997 the Company has granted options to purchase 536,250, 975,000, and 2,550,033 shares, respectively, under these plans. Under the Plans, the option exercise price is determined by the Board of Directors on a per-grant basis, but shall not be less than fair market value. Option grants under all three stock option plans generally vest over four years. During December 1996, the Company recorded $631,000 in deferred compensation related to the grant of 185,000 options. This deferred compensation will be amortized on a straight line basis to expense over the option's four year vesting period.

    A summary of the status of the Company's three stock option plans at March 31, 1995, 1996, and 1997 as well as changes during the periods then ended is as follows:


                                                  WEIGHTED                    WEIGHTED                    WEIGHTED
                                     SHARES        AVERAGE       SHARES        AVERAGE       SHARES        AVERAGE
                                      (000)    EXERCISE PRICE     (000)    EXERCISE PRICE     (000)    EXERCISE PRICE
                                     -------   --------------    -------   --------------    -------   --------------
                                          MARCH 31, 1995              MARCH 31, 1996              MARCH 31, 1997
                                     ------------------------    ------------------------    ------------------------
Outstanding, beginning of year . .   2,411.2       $1.18         3,041.2       $1.42         3,597.4       $1.79
                                     -------       -----         -------       -----         -------       -----
Granted. . . . . . . . . . . . . .     945.0        2.34         1,440.4        2.37           989.9        3.24
Exercised. . . . . . . . . . . . .      -            -             (30.0)       1.01           (22.8)       1.64
Forfeited. . . . . . . . . . . . .      -            -              -            -               -            -
Expired. . . . . . . . . . . . . .    (315.0)       0.51          (854.2)       1.18          (503.2)       1.44
                                     -------       -----         -------       -----         -------       -----
Outstanding, end of year . . . . .   3,041.2       $1.42         3,597.4       $1.79         4,061.3       $2.08
                                     -------       -----         -------       -----         -------       -----
                                     -------       -----         -------       -----         -------       -----
Exercisable, end of year . . . . .   1,481.2       $1.26         1,786.0       $1.34         2,171.7       $1.48
                                     -------       -----         -------       -----         -------       -----
                                     -------       -----         -------       -----         -------       -----
Weighted average fair value of
  options granted. . . . . . . . .                 $ -                         $ -                        $  -
                                                   -----                       -----                       -----
                                                   -----                       -----                       -----

    Because certain of the options awarded to date have been granted at significant premiums, under the minimum value pricing model the options were determined to collectively have no value. As a result, had compensation cost for stock options granted during the year ended March 31, 1996 and 1997 been determined consistent with SFAS No. 123, the Company's net income (loss) and related per share amounts on a pro forma basis would not be materially different as the per share amounts reported in the accompanying consolidated statements of operations for the years ended March 31, 1996 and 1997.

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The fair value of each option grant is estimated using the minimum value method of option pricing model with the following assumptions used in fiscal 1996 and 1997; weighted average risk-free interest rate of 6.63 percent; expected dividend yields of 0.00 percent; and an expected life of 10 years.

RESTRICTED STOCK

    During fiscal 1996, the Company granted 600,000 shares of nontransferable common stock under restricted stock agreements to certain employees. These shares were valued at a fair value of $2.34. The restrictions lapse on the shares ten years from the date of grant or, if the Company achieves certain objectives for earnings growth from fiscal 1997 through fiscal 2002, or, on a change in control of the Company. The unearned portion of restricted stock is included in stockholders' deficit and is being amortized as compensation expense on a straight-line basis over the vesting period.

1997 EMPLOYEE STOCK PURCHASE PLAN

    In February 1997, the Board adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan ("Purchase Plan"). The Company has reserved 250,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each option purchase period, as defined. No shares were issued under the Purchase Plan during fiscal 1997.

DIRECTOR OPTION PLAN

    In February 1997, the Board adopted, and the stockholders approved, the 1997 Director Option Plan ("Director Plan"). The Company has reserved 150,000 shares of common stock for issuance under the Director Plan. The Director Plan provides an initial grant of options to purchase 25,000 shares of common stock to each new eligible outside director of the Company upon election to the Board. In addition, commencing with the 1998 Annual Stockholders meeting, such eligible outside directors are granted an option to purchase 5,000 shares of common stock at each annual meeting. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options may be granted for periods up to ten years and generally vest over four years. No grants were made under the Director Plan in fiscal 1997.

11. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) Employee Savings Plan ("Plan") covering substantially all employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to make contributions of up to 20 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company also contributes to the Plan by matching 25% of employee contributions. Amounts contributed to the Employee Savings Plan by the Company during fiscal 1995, 1996, and 1997 were $170,000, $203,000, and $189,000, respectively.

12. GEOGRAPHIC OPERATIONS

    The Company operates exclusively in the computer software industry. A summary of the Company's continuing operations by geographic area is presented below:

                                   UNITED        EUROPE &
                                   STATES          OTHER       CONSOLIDATED
                                   ------          -----       ------------
Year ended March 31, 1995
  Revenues . . . . . . . . . .   $16,216,000    $ 3,412,000    $19,628,000
  Operating profit (loss). . .       481,000       (430,000)        51,000
  Identifiable assets. . . . .     6,855,000      2,932,000      9,787,000
Year ended March 31, 1996
  Revenues . . . . . . . . . .   $16,818,000    $ 6,948,000    $23,766,000
  Operating profit (loss). . .    (5,010,000)       458,000     (4,552,000)
  Identifiable assets. . . . .     9,427,000      4,390,000     13,817,000
Year ended March 31, 1997
  Revenues . . . . . . . . . .   $24,925,000    $10,110,000    $35,035,000
  Operating profit . . . . . .     3,513,000        697,000      4,210,000
  Identifiable assets. . . . .    14,353,000      5,385,000     19,738,000


13. SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

    On April 8, 1997, the Company offered and sold 2,300,000 shares of its common stock generating net proceeds of $19,251,000 after underwriting discounts and commissions. The Company used the proceeds for, among other things, the payoff of all bank debt.