Form 10-Q
period 1997-06-30
PEREGRINE SYSTEMS INC
filed 1997-08-13
CIK 1031107

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________.

                      COMMISSION FILE NUMBER:  0-2222209

                          PEREGRINE SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   95-3773312
 (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                           12670 HIGH BLUFF DRIVE
                        SAN DIEGO, CALIFORNIA  92130
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                               (619) 481-5000
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                          YES    X       NO
                              -------       -------

     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1997 was 15,215,735.

                           PEREGRINE SYSTEMS, INC.

                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997
            AND MARCH 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . 3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            MONTHS ENDED JUNE 30, 1997 AND 1996..... . . . . . . . . . . . . 4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            THREE MONTHS ENDED JUNE 30, 1997 AND 1996... . . . . . . . . . . 5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.. . . . . . 6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..... . . . . . . . . . . . . . . . . . 7


PART II.  OTHER INFORMATION

   ITEM  2.  CHANGES IN SECURITIES.. . . . . . . . . . . . . . . . . . . . .13

   ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . .13

   ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K....   . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PEREGRINE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      JUNE 30,        MARCH 31,
                                                        1997            1997
                                                    -----------       ---------
                                                    (UNAUDITED)       (AUDITED)
                           ASSETS
 Current Assets:
     Cash and cash equivalents . . . . . . . . . .$  17,394,000      $  305,000
     Accounts receivable, net of allowance for
      doubtful accounts of $350,000 and $220,000,
      respectively . . . . . . . . . . . . . . . .   10,265,000      10,191,000
     Financed receivables. . . . . . . . . . . . .      977,000       1,182,000
     Deferred tax assets.. . . . . . . . . . . . .      975,000       1,752,000
     Other current assets. . . . . . . . . . . . .    1,058,000         924,000
                                                    -----------     -----------
     Total current assets. . . . . . . . . . . . .   30,669,000      14,354,000
 Property and Equipment, net . . . . . . . . . . .    4,391,000       4,364,000
 Other Assets. . . . . . . . . . . . . . . . . . .      483,000       1,020,000
                                                    -----------     -----------
                                                    $35,543,000     $19,738,000
                                                    -----------     -----------
                                                    -----------     -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current Liabilities:
     Bank line of credit . . . . . . . . . . . . .  $        --    $  1,974,000
     Accounts payable. . . . . . . . . . . . . . .      694,000         916,000
     Accrued expenses. . . . . . . . . . . . . . .    5,907,000       6,079,000
     Deferred revenue. . . . . . . . . . . . . . .    8,929,000       8,419,000
     Current portion of long-term debt . . . . . .      226,000         497,000
     Current portion of capital lease obligation .      256,000         364,000
     Net liabilities of discontinued operation . .           --         170,000
                                                    -----------     -----------
          Total current liabilities. . . . . . . .   16,012,000       18,419,00
 Long-Term Debt, net of current portion. . . . . .            -       1,395,000
 Deferred Revenue, net of current portion. . . . .    3,080,000       2,773,000
                                                    -----------     -----------
     Total liabilities . . . . . . . . . . . . . .   19,092,000      22,587,000
                                                    -----------     -----------
 Commitments and Contingencies
   Stockholders' Equity (Deficit):
     Preferred stock . . . . . . . . . . . . . . .           --              --
     Common stock. . . . . . . . . . . . . . . . .       15,000          13,000
     Additional paid-in capital. . . . . . . . . .   33,205,000      15,081,000
     Accumulated deficit . . . . . . . . . . . . .  (14,390,000)    (15,807,000)
     Unearned portion of deferred compensation . .   (1,680,000)     (1,748,000)
     Cumulative translation adjustment . . . . . .     (437,000)       (388,000)
     Treasury stock, at cost . . . . . . . . . . .     (262,000)             --
                                                    -----------     -----------
     Total stockholders' equity (deficit). . . . .   16,451,000      (2,849,000)
                                                    -----------     -----------
                                                    $35,543,000     $19,738,000
                                                    -----------     -----------
                                                    -----------     -----------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
          THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           PEREGRINE SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                        1997           1996
                                                    -----------    ----------
 Revenues:
     Licenses. . . . . . . . . . . . . . . . . . .  $ 6,328,000    $ 3,760,000
     Maintenance and services. . . . . . . . . . .    4,687,000      3,740,000
                                                    -----------    -----------
          Total revenues . . . . . . . . . . . . .   11,015,000      7,500,000
                                                    -----------    -----------
 Costs and Expenses:
     Cost of licenses. . . . . . . . . . . . . . .       59,000         61,000
     Cost of maintenance and services. . . . . . .    1,781,000      1,149,000
     Sales and marketing . . . . . . . . . . . . .    4,317,000      3,725,000
     Research and development. . . . . . . . . . .    1,644,000      1,415,000
     General and administrative. . . . . . . . . .    1,143,000        807,000
                                                    -----------    -----------
          Total costs and expenses . . . . . . . .    8,944,000      7,157,000
                                                    -----------    -----------
          Operating income (loss). . . . . . . . .    2,071,000        343,000
 Interest income (expense) . . . . . . . . . . . .      186,000       (113,000)
 Other income (expense), net . . . . . . . . . . .      (8,000)          1,000
                                                    -----------    -----------
 Income from continuing operations before
  income taxes . . . . . . . . . . . . . . . . . .    2,249,000        231,000
 Income tax expense. . . . . . . . . . . . . . . .      832,000             --
 Net income. . . . . . . . . . . . . . . . . . . .  $ 1,417,000    $   231,000
                                                    -----------    -----------
                                                    -----------    -----------

 Net income per share. . . . . . . . . . . . . . .  $      0.08    $      0.02
                                                    -----------    -----------
                                                    -----------    -----------
Weighted average common and common equivalent
  shares outstanding . . . . . . . . . . . . . . .   17,567,000     14,330,000
                                                    -----------    -----------
                                                    -----------    -----------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,
                                                            1997       1996

 Cash flow from operating activities:
     Net income. . . . . . . . . . . . . . . . . .  $ 1,417,000     $ 231,000
     Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
     Depreciation and amortization . . . . . . . .      346,000       346,000
          Increase (decrease) in cash resulting
           from changes in:
          Accounts receivable. . . . . . . . . . .      (74,000)     (467,000)
          Financed receivables . . . . . . . . . .      205,000            --
          Deferred tax asset . . . . . . . . . . .      777,000            --
          Other current assets . . . . . . . . . .     (384,000)       (4,000)
          Other assets . . . . . . . . . . . . . .      537,000       156,000
          Accounts payable . . . . . . . . . . . .     (222,000)     (480,000)
          Accrued expenses . . . . . . . . . . . .     (172,000)      328,000
          Deferred revenue . . . . . . . . . . . .      817,000        25,000
                                                    -----------     ---------
           . . . . . . . . . . . . . . . . . . . .    3,247,000       135,000
                                                    -----------     ---------
     Net cash used by discontinued business. . . .     (170,000)     (297,000)
                                                    -----------     ---------
          Net cash provided by (used in)
           operating activities. . . . . . . . . .    3,077,000      (162,000)
                                                    -----------     ---------
 Cash flows from investing activities:
     Purchases of property and equipment . . . . .     (305,000)     (102,000)
     Proceeds from sale of product line. . . . . .      250,000       250,000
                                                    -----------     ---------
          Net cash provided by (used in) investing
           activities. . . . . . . . . . . . . . .      (55,000)      148,000
                                                    -----------     ---------
 Cash flows from financing activities:
     Repayment on bank line of credit. . . . . . .   (1,974,000)     (156,000)
     Repayments of long-term debt. . . . . . . . .   (1,666,000)     (120,000)
     Issuance of common stock. . . . . . . . . . .   18,126,000            --
     Treasury stock purchased. . . . . . . . . . .     (262,000)           --
     Principal payments under capital lease
      obligation . . . . . . . . . . . . . . . . .     (108,000)      (99,000)
                                                    -----------     ---------
          Net cash provided by (used in)
            financing activities . . . . . . . . .   14,116,000      (375,000)
                                                    -----------     ---------
 Effect of exchange rate changes on cash . . . . .      (49,000)      (46,000)
                                                    -----------     ---------
 Net increase (decrease) in cash . . . . . . . . .   17,089,000      (435,000)
 Cash and equivalents, beginning of period . . . .      305,000       437,000
                                                    -----------     ---------
 Cash and equivalents, end of period . . . . . . .  $17,394,000     $   2,000
                                                    -----------     ---------
                                                    -----------     ---------

  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest . . . . . . . . . . . . . . . .  $    10,000     $  109,000
          Income taxes . . . . . . . . . . . . . .  $        --     $    7,000

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           PEREGRINE SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 1997 and 1996 have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1997, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

NOTE 2.  USE OF ESTIMATES

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES

     Cash equivalents represent highly liquid instruments with maturities of 90 days or less.

NOTE 4.  COMPUTATION OF NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The earnings per share of the Company for the periods ended June 30, 1997 and 1996 would not be materially different under SFAS 128 as that presented therein.

NOTE 5.  INITIAL PUBLIC OFFERING

     In April 1997, the Company offered and sold 2.3 million shares of its common stock at an initial public offering price of $9.00 per share, raising $19.3 million after underwriting discounts and commissions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                 THREE MONTHS ENDED JUNE30,
                                                 --------------------------
                                                     1997           1996
                                                     ----           ----
    STATEMENT OF OPERATIONS DATA:
         Revenues:
         Licenses                                    57.4%           50.1%
         Maintenance and services                    42.6            49.9
                                                    -----           -----
                   Total revenues                   100.0           100.0
         Costs and expenses:
         Cost of licenses                             0.5             0.8
         Cost of maintenance and services            16.2            15.3
         Sales and marketing                         39.2            49.7
         Research and development                    14.9            18.9
         General and administrative                  10.4            10.7
                                                    -----           -----
                   Total costs and expenses          81.2            95.4
                                                    -----           -----
         Operating income                            18.8             4.6
         Interest income (expense)                    1.7            (1.5)
         Other income (expense), net                 (0.1)              -
                                                    -----           -----
         Income (loss) before income taxes           20.4             3.1
         Income tax expense                           7.5               -
                                                    -----           -----
         Net income                                  12.9%            3.1%
                                                    -----           -----
                                                    -----           -----


THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

   REVENUES

     Total revenues were $11.0 million and $7.5 million in the first quarter of fiscal 1998 and 1997, respectively, representing a period-to-period increase of 47%.

     LICENSES. License revenues were $6.3 million and $3.8 million in the first quarter of fiscal 1998 and 1997, respectively, representing 57% and 50% of total revenues in the respective periods. The increases in license revenues are attributable to increased demand for new licenses of ServiceCenter, additional seats purchased by existing ServiceCenter customers, higher average transaction sizes, more effective corporate marketing programs, improved sales force productivity, and expansion of the Company's international sales force.

     MAINTENANCE AND SERVICES. Maintenance and services revenues were $4.7 million and $3.7 million in the first quarter of fiscal 1998 and 1997, respectively, representing 43% and 50% of total revenues in the respective periods. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers and maintenance revenues included as part of new licenses and an increased number of consulting engagements related to implementation of software from initial license agreements.

   COSTS AND EXPENSES

     COST OF LICENSES. Cost of license revenues was $59,000 and $61,000 in the first quarter of fiscal 1998 and 1997, respectively, each representing 1% of total license revenues in the respective periods.

     COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenues was $1.8 million and $1.1 million in the first quarter of fiscal 1998 and 1997, respectively, representing 38% and 31% of total maintenance and service revenues in the respective periods. The dollar increase in the first quarter of fiscal 1998 over 1997 is attributable to an increase in customer support personnel and professional services personnel in connection with the corresponding increase in professional services revenue.

     SALES AND MARKETING. Sales and marketing expenses were $4.3 million and $3.7 million in the first quarter of fiscal 1998 and 1997, respectively, representing 39% and 50% of total revenues in the respective periods. The dollar increase in sales and marketing expenses is attributable to the increase in personnel in the marketing department and marketing spending and, to a lesser extent, expansion of both the North American and international sales forces and to moderate operating expense increases. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well. The decrease in sales and marketing expenses as a percentage of total revenues is attributable to increased revenues, particularly increased license revenues, and economies of scale.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $1.6 million and $1.4 million in the first quarter of fiscal 1998 and 1997, respectively, representing 15% and 19% of total revenues in the respective periods. The dollar increase from fiscal 1997 to fiscal 1998 is due primarily to the hiring of additional software developers, and the decrease as a percentage of total revenues is due to increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.1 million and $0.8 million in the first quarter of fiscal 1998 and 1997, respectively, representing 10% and 11% of total revenues in the respective periods. The dollar and percentage increases from fiscal 1997 to 1998 are attributable primarily to administrative personnel additions to support the Company's growth and the additional administrative expenses associated with becoming a publicly traded company.

   OTHER INCOME

     Other income was not material in the first quarter of fiscal 1998 and 1997.

   INCOME TAX EXPENSE

     Income tax expense for the first fiscal quarter of 1998 amounted to $0.8 million compared with zero in the comparable quarter of 1997. This increase results from the $2.0 million dollar increase in income before taxes. The effective tax rate for the first quarter of fiscal 1998 was 37%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $17.4 million in cash and cash equivalents at June 30, 1997 compared to $0.3 million at March 31, 1997. The increase is attributable to the Company's completion of its initial public offering in April 1997. The Company offered and sold 2.3 million shares of its common stock at an initial public offering price of $9.00 per share, raising $19.3 million after underwriting discounts and commissions.

     The Company has a $4.5 million revolving bank credit line which expires November 30, 1997, and a term loan from the same bank. The term loan is secured by trade receivables and fixed assets of the Company and the revolving credit line is secured by accounts receivable, equipment and certain other assets of the Company. Both facilities are personally guaranteed by the Company's majority stockholder. Both the credit line and term loan were repaid from proceeds of the Company's April 1997 initial public offering.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

     LIMITED PROFITABILITY; HISTORY OF OPERATING LOSSES. The Company has recorded cumulative net losses of approximately $14.4 million through June 30, 1997. In recent years, the Company's product line has changed substantially. The Company's ServiceCenter product, from which the Company derived substantially all of its license revenues for the year ended March 31, 1997, only began shipping in mid-1995. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company has achieved profitability in each quarter since March 31, 1996, that profitability is of limited history. In addition, that profitability has fluctuated extensively. For these reasons, there can be no assurance that the Company will be able to remain profitable on a quarterly basis or maintain profitability on an annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is necessarily indicative of future revenue growth or future operating results.

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

                                   PART II.
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

           Exhibits     Exhibit Title
           --------     -------------


            11.1        Statement regarding computation of per share earnings.
            27.1        Financial Data Schedule

b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 13th day of August, 1997.

                                    PEREGRINE SYSTEMS, INC.


                                    By  /s/ DAVID A. FARLEY
                                        -------------------
                                          David A. Farley
                                Vice President, Finance, Chief Financial
                                   Officer (Principal Financial and
                                         Accounting Officer)