Form 10-Q
period 1997-09-30
PEREGRINE SYSTEMS INC
filed 1997-11-04
CIK 1031107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

        / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                       COMMISSION FILE NUMBER:  0-2222209
                             ---------------------

                            PEREGRINE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                 95-3773312
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

                             12670 HIGH BLUFF DRIVE
                          SAN DIEGO, CALIFORNIA 92130
          (Address of principal executive offices, including zip code)

                                 (619) 481-5000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                              YES /X/      NO / /

    The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1997 was 17,175,094.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PEREGRINE SYSTEMS, INC.

                               TABLE OF CONTENTS

PART I.                             FINANCIAL INFORMATION
---------  -----------------------------------------------------------------------  PAGE NO.
                                                                                    ---------

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1997
             (unaudited)
               and March 31, 1997.................................................      1

           Condensed Consolidated Statements of Operations for the Three Months
               Ended September 30, 1997 and 1996 and for the Six Months Ended
               September 30, 1997 and 1996 (unaudited)............................      2

           Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended
               September 30, 1997 and 1996 (unaudited)............................      3

           Notes to Condensed Consolidated Financial Statements (unaudited).......      4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations........................................................      7

PART II.                              OTHER INFORMATION
---------  -----------------------------------------------------------------------

Item 2.    Changes in Securities and Use of Proceeds..............................     19

Item 4.    Submission of Matters to a Vote of Security Holders....................     19

Item 6.    Exhibits and Reports on Form 8-K.......................................     19

Signatures........................................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PEREGRINE SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                      SEPTEMBER 30,
                                                                                                          1997
                                                                                          MARCH 31,   -------------
                                                                                            1997       (UNAUDITED)
                                                                                         -----------
                                                                                          (AUDITED)
                                                      ASSETS
Current Assets:
  Cash and cash equivalents............................................................   $     305    $    16,754
  Accounts receivable, net of allowance for doubtful accounts of
    $220 and $452, respectively........................................................      10,191         11,496
  Financed receivables.................................................................       1,182            965
  Deferred tax assets..................................................................       1,752            337
  Other current assets.................................................................         924          1,782
                                                                                         -----------  -------------
      Total current assets.............................................................      14,354         31,334
Property and equipment, net............................................................       4,364          4,735
Goodwill...............................................................................          --          3,842
Other assets...........................................................................       1,020            432
                                                                                         -----------  -------------
                                                                                          $  19,738    $    40,343
                                                                                         -----------  -------------
                                                                                         -----------  -------------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Bank line of credit..................................................................   $   1,974    $     1,413
  Accounts payable.....................................................................         916          2,556
  Accrued expenses.....................................................................       6,079          9,371
  Deferred revenue.....................................................................       8,419          8,028
  Current portion of long-term debt....................................................         497            719
  Current portion of capital lease obligation..........................................         364            146
  Net liabilities of discontinued operation............................................         170             --
                                                                                         -----------  -------------
      Total current liabilities........................................................      18,419         22,233
Capital lease obligation, net of current portion.......................................          --             42
Long-term debt, net of current portion.................................................       1,395          1,052
Deferred revenue, net of current portion...............................................       2,773          2,956
                                                                                         -----------  -------------
      Total liabilities................................................................      22,587         26,283
                                                                                         -----------  -------------
Stockholders' Equity (Deficit):
  Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or
    outstanding........................................................................          --             --
  Common stock, $0.001 par value, 50,000 shares authorized, 12,920 and 17,175 shares
    issued and outstanding, respectively...............................................          13             17
  Additional paid-in capital...........................................................      15,081         63,852
  Accumulated deficit..................................................................     (15,807)       (47,384)
  Unearned portion of deferred compensation............................................      (1,748)        (1,602)
  Cumulative translation adjustment....................................................        (388)          (561)
  Treasury stock, at cost..............................................................          --           (262)
                                                                                         -----------  -------------
      Total stockholders' equity (deficit).............................................      (2,849)        14,060
                                                                                         -----------  -------------
                                                                                          $  19,738    $    40,343
                                                                                         -----------  -------------
                                                                                         -----------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ----------------------
                                                                       1996        1997        1996        1997
                                                                    ----------  ----------  ----------  ----------
Revenues:
  Licenses........................................................  $    4,096  $    7,039  $    7,856  $   13,367
  Maintenance and services........................................       3,404       5,164       7,144       9,851
                                                                    ----------  ----------  ----------  ----------
    Total revenues................................................       7,500      12,203      15,000      23,218
                                                                    ----------  ----------  ----------  ----------
Costs and Expenses:
  Cost of licenses................................................          44          69         105         128
  Cost of maintenance and services................................       1,130       2,095       2,279       3,876
  Sales and marketing.............................................       3,597       4,608       7,322       8,925
  Research and development........................................       1,385       1,659       2,800       3,303
  General and administrative......................................         878       1,169       1,685       2,312
  Acquired in-process research and development costs..............          --      34,775          --      34,775
                                                                    ----------  ----------  ----------  ----------
    Total costs and expenses......................................       7,034      44,375      14,191      53,319
                                                                    ----------  ----------  ----------  ----------
Operating income (loss)...........................................         466     (32,172)        809     (30,101)
Interest income (expense), and other, net.........................        (117)        226        (229)        404
                                                                    ----------  ----------  ----------  ----------
Income (loss) before income taxes.................................         349     (31,946)        580     (29,697)
Provision for income taxes........................................          --       1,048          --       1,880
                                                                    ----------  ----------  ----------  ----------
Net income (loss).................................................  $      349  $  (32,994) $      580  $  (31,577)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Net income (loss) per share.......................................  $     0.02  $    (2.20) $     0.04  $    (2.14)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Weighted average common and common equivalent
 shares outstanding...............................................      14,330      15,001      14,330      14,777
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          ---------------------
                                                                                            1996        1997
                                                                                          ---------  ----------
Cash flow from operating activities:
  Net income (loss).....................................................................  $     580  $  (31,577)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization.......................................................        679         391
    Charge for acquired in-process research and development.............................         --      34,775
  Increase (decrease) in cash resulting from changes, net of business acquired, in:
    Accounts receivable.................................................................       (677)     (1,899)
    Financed receivables................................................................       (915)        217
    Deferred tax asset..................................................................         --       1,415
    Other current assets................................................................         (4)          7
    Other assets........................................................................       (328)        588
    Accounts payable....................................................................       (214)        893
    Accrued expenses....................................................................        694      (1,425)
    Deferred revenue....................................................................        343      (1,027)
                                                                                          ---------  ----------
                                                                                                158       2,358
    Net cash used by discontinued business..............................................       (692)       (170)
                                                                                          ---------  ----------
      Net cash provided by (used in) operating activities...............................       (534)      2,188
                                                                                          ---------  ----------
Cash flows from investing activities:
  Purchases of property and equipment...................................................        (34)       (280)
  Proceeds from sale of product line....................................................        700          --
  Cash acquired in acquisition..........................................................         --         582
                                                                                          ---------  ----------
    Net cash provided by investing activities...........................................        666         302
                                                                                          ---------  ----------
Cash flows from financing activities:
  Proceeds (repayment) on bank line of credit, net......................................      1,207      (1,974)
  Repayments of long-term debt..........................................................       (204)     (1,683)
  Issuance of common stock..............................................................          2      18,269
  Treasury stock purchased..............................................................         --        (262)
  Principal payments under capital lease obligation.....................................       (188)       (218)
                                                                                          ---------  ----------
    Net cash provided by financing activities...........................................        817      14,132
                                                                                          ---------  ----------
Effect of exchange rate changes on cash.................................................       (217)       (173)
                                                                                          ---------  ----------
Net increase in cash....................................................................        732      16,449
Cash and equivalents, beginning of period...............................................        437         305
                                                                                          ---------  ----------
Cash and equivalents, end of period.....................................................  $   1,169  $   16,754
                                                                                          ---------  ----------
                                                                                          ---------  ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest..............................................................................  $     229  $       23
  Income taxes..........................................................................         --  $      567
Supplemental dislosure of non-cash investing and financing activities:
  Stock issued and other non-cash consideration for acquisition.........................  $      --  $   38,617

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying interim condensed consolidated financial statements have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1997, which provides further information regarding the Company's significant accounting policies and other financial and operating information. The interim operating results presented are not necessarily indicative of operating results for any subsequent quarter or for the year ending March 31, 1998. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

NOTE 3. CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities.

NOTE 4. COMPUTATION OF NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The net income (loss) per share of the Company for the periods ended September 30, 1997 and 1996 would not be materially different under SFAS 128 as that presented herein.

    As a result of the write-off of approximately $34.8 million for in-process research and development, the Company reported a net loss for the three and six month periods ended September 30, 1997. Accordingly, common stock equivalents of 3,240 were not included in the per share calculations for the three month and six month periods ended September 30, 1997.

NOTE 5. INITIAL PUBLIC OFFERING

    In April 1997, the Company offered and sold 2.3 million shares of its common stock at an initial public offering price of $9.00 per share, raising $19.3 million after underwriting discounts and commissions.

                            PEREGRINE SYSTEMS, INC.

NOTE 6. LINE OF CREDIT

    At March 31, 1997, the Company had a line of credit agreement which was terminated in September 1997. The line of credit facility provided for maximum borrowings of $4.5 million. The maximum available commitment was reduced by outstanding letters of credit ($128,000 at March 31, 1997). Borrowings under the agreement bore interest at the bank's prime rate (8.5% at March 31, 1997). During the year ended March 31, 1997, the weighted average interest rate under the agreement was approximately 8.4%, with interest only payable monthly. The line of credit was personally guaranteed by the Company's majority stockholder and was collateralized by the Company's accounts receivable, equipment, and certain assets. All amounts outstanding under the line of credit were repaid in April 1997, using proceeds received from the Company's initial public offering.

    Effective July 1, 1997, the Company entered into an agreement to replace the above line of credit facility with one which provides for maximum borrowings of $5.0 million and expires on June 30, 1998. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at September 30, 1997). The line of credit is collateralized by the Company's accounts receivable, equipment, and certain other assets. In addition, the credit agreement contains certain covenants which, among other things, place certain restrictions on future borrowings and acquisitions above specified levels. The Company is required to maintain certain financial ratios and minimum equity balances. The agreement also provides for a foreign exchange facility, under which the maximum principal amount of foreign exchange transactions which may mature during any two day period is $2.0 million.

    At September 30, 1997, there were no amounts outstanding under the line of credit facility. The outstanding line of credit balance at September 30, 1997 of $1.4 million is entirely attributable to borrowings of the Company's wholly owned subsidiary Apsylog S.A., acquired in September 1997 in connection with the United Software, Inc. acquisition. In October 1997, the Apsylog line of credit was repaid in full and terminated.

NOTE 7. ACQUISITION

    On August 29, 1997, the Company's Board of Directors approved the acquisition of Apsylog S.A., a French corporation based in Paris, France, through the acquisition of all of the outstanding shares of United Software, Inc., a Delaware corporation and the parent corporation of Apsylog. The acquisition, which was completed September 19, 1997, was pursuant to an Agreement and Plan of Reorganization dated effective as of August 29, 1997. United Software, Inc. develops decision software solutions designed for asset management. The consideration for the stock of United Software, Inc. included 1,916,213 shares of Peregrine Common Stock (including 32,021 shares of Common Stock issuable upon exercise of outstanding options assumed by the Company, all of which were fully vested at the time of the acquisition) valued at $15.92 per share or $30,506,000 plus an additional $8,111,000 consisting of expenses directly related to the acquisition and the assumption of net liabilities of United Software, Inc.

    The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values, and the results of operations of United Software,

                            PEREGRINE SYSTEMS, INC.

NOTE 7. ACQUISITION (CONTINUED)
which were not significant, have been included from September 19, 1997. A summary of the net assets acquired, after allocation of purchase price, at September 19, 1997 is as follows (in thousands):

TANGIBLE ASSETS:
  Current assets (including cash of approximately $582)............  $   4,276
  Property and equipment...........................................        335
                                                                     ---------
                                                                         4,611

INTANGIBLE ASSETS:
  Acquired in-process research and development.....................     34,775
  Goodwill.........................................................      3,842
                                                                     ---------
                                                                        38,617
                                                                     ---------
    Total assets acquired..........................................     43,228

Liabilities assumed................................................      4,611
                                                                     ---------
    Net assets acquired............................................  $  38,617
                                                                     ---------
                                                                     ---------

    Acquired in-process research and development represents the present value of the estimated cash flows expected to be generated by the United Software related technology, which at the acquisition date had not yet reached the point of technological feasibility and does not have an alternative future use. Therefore, in accordance with generally accepted accounting principles, acquired in-process research and development of $34,775,000 was written off and charged to operations during the three and six month periods ended September 30, 1997.

    The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $3.8 million, which has been accounted for as goodwill and is being amortized over five years using the straight line method.

    The accompanying consolidated statements of operations reflect the operating results of United Software since September 19, 1997. Pro forma unaudited consolidated operating results of the Company and United Software for the six months ended September 30, 1996 and 1997 are summarized below (in thousands):

                                                                            1996       1997
                                                                          ---------  ---------
                                                                              (UNAUDITED)
Revenue.................................................................  $  18,107  $  27,697
Operating income (loss).................................................     (1,493)     2,563
Net income (loss).......................................................     (1,496)     1,077

    These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as the expensing of additional goodwill amortization. However, they do not include the impact of the write-off of $34.8 million of acquired in-process research and development costs. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions been in effect on April 1, 1996 and 1997, or of future results of operations of the consolidated entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company develops, markets and supports SERVICECENTER, a suite of software applications for managing the Enterprise Service Desk. The Company was founded in 1981 primarily to provide consulting services for IT management software. In 1987, the Company launched its first software product, PNMS, a product designed to manage and monitor complex mainframe computer networks. In 1995, the Company commenced sales of SERVICECENTER, the Company's solution for the Enterprise Service Desk. SERVICECENTER is currently available for the Windows NT, UNIX and MVS platforms. Since the release of ServiceCenter in July 1995, SERVICECENTER has accounted for substantially all of the Company's license revenues. In addition, for the year ended March 31, 1997, over 80% of the Company's license sales of SERVICECENTER were attributable to UNIX and Windows NT platforms.

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

    In September 1997, the Company acquired Apsylog S.A. ("Apsylog"), a French corporation and wholly owned operating subsidiary of United Software, Inc., a Delaware corporation ("United"), for a consideration consisting of approximately 1,916,213 shares of the Company's Common Stock, including 32,021 shares issuable upon exercise of outstanding options held by employees and consultants of Apsylog and assumed by the Company (the "Apsylog Acquisition"). The Company accounted for the Apsylog Acquisition as a purchase transaction. The total purchase price was $38.6 million, including $30.5 million of stock, $3.5 million in transaction costs and costs associated with integrating the operations of the two companies and $4.6 million of assumed liabilities. This purchase price of $38.6 million was allocated based on the fair value of the acquired assets as follows: $4.6 million to tangible assets, $34.8 million to in-process research and development, which was written off, and $3.8 million as goodwill. The goodwill is being amortized over five years using the straight line method.

    The Company's revenues are derived from product licensing, maintenance and services. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. The Company also provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee typically based upon the current price of the product. In fiscal 1995, 1996, and 1997, maintenance and service revenues represented 53%, 51%, and 42% of total revenues, respectively. The Company has sold its original PNMS software to a sizable installed base of customers, many of whom have transitioned to SERVICECENTER. The Company's large installed customer base has generated a high level of maintenance revenues. In fiscal 1995, 1996, and 1997, more than 90% of the Company's customers renewed their maintenance agreements. Maintenance revenues from new licenses of SERVICECENTER combined with recurring maintenance revenues from existing customers are expected to provide a continued source of revenues as the Company's installed customer base increases.

    Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement or other legally binding agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled in license fees are unbundled and recognized accordingly using vendor-specific evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of the Company's products. Revenues from consulting and training services are recognized as the respective services are performed.

    The Company currently derives substantially all of its license revenues from the sale of SERVICECENTER and expects SERVICECENTER to account for a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of SERVICECENTER, including future enhancements, as well as market acceptance of ASSETCENTER, Apsylog's asset management product. Factors adversely affecting the pricing of, demand for, or market acceptance of, SERVICECENTER or ASSETCENTER, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company conducts business overseas in a number of foreign currencies, principally the British Pound, the Deutsche Mark and the French Franc. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Although the Company currently derives no revenues from highly inflationary economies, the Company is expanding its presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that foreign currency exchange rates will not prove more volatile or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition. Management has recently implemented a foreign exchange hedging program. The Company manages currency risk using one-month forward-rate currency contracts. Currency contracts are in accordance with SFAS 52 and receive hedge accounting treatment. Accordingly, to the extent not properly hedged by obligations denominated in local currencies, the Company's foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that the Company's hedging activities will adequately protect the Company against such risks.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                      --------------------  --------------------
                                                                        1996       1997       1996       1997
                                                                      ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses........................................................       54.6%      57.7%      52.4%      57.6%
    Maintenance and services........................................       45.4       42.3       47.6       42.4
                                                                      ---------  ---------  ---------  ---------
        Total revenues..............................................      100.0      100.0      100.0      100.0
  Costs and expenses:
    Cost of licenses................................................        0.6        0.6        0.7        0.6
    Cost of maintenance and services................................       15.0       17.1       15.2       16.7
    Sales and marketing.............................................       48.0       37.7       48.8       38.4
    Research and development........................................       18.5       13.6       18.7       14.2
    General and administrative......................................       11.7        9.6       11.2       10.0
    Acquired research and development costs.........................         --      285.0         --      149.8
                                                                      ---------  ---------  ---------  ---------
        Total costs and expenses....................................       93.8      363.6       94.6      229.7
                                                                      ---------  ---------  ---------  ---------
    Operating income................................................        6.2     (263.6)       5.4     (129.7)
    Interest income (expense), and other, net.......................       (1.5)       1.8       (1.5)       1.8
    Income (loss) before income taxes...............................        4.7     (261.8)       3.9     (127.9)
    Income tax expense..............................................         --        8.6         --        8.1
                                                                      ---------  ---------  ---------  ---------
    Net income......................................................        4.7%    (270.4)%       3.9%    (136.0)%
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

    The Company's results of operations for the three month and six month periods ended September 30, 1997 include results of operations for Apsylog subsequent to September 19, 1997. The impact of Apsylog's operations on the consolidated results of operations for the three and six months ended September 30, 1997 was de minimus.

REVENUES

    Total revenues were $12.2 million and $7.5 million in the second quarter of fiscal 1998 and 1997, respectively, representing a period-to-period increase of 63%. For the six month periods ended September 1997 and 1996, total revenue increased 55% from $15.0 million to $23.2 million.

    LICENSES. License revenues were $7.0 million and $4.1 million in the second quarter of fiscal 1998 and 1997, respectively, representing 58% and 55% of total revenues in the respective periods and $13.4 million and $7.9 million for the six months ended September 30, 1997 and 1996, respectively, representing 58% and 52% of total revenues for such periods. License revenues increased 72% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. For the six months September 30, 1997, license revenues increased 70% compared to the six month period ended September 30, 1996. The dollar and percentage increases in license revenues are attributable to increased demand for new licenses of SERVICECENTER, additional seats purchased by existing SERVICECENTER customers, more effective corporate marketing programs, improved sales force productivity, and expansion of the Company's sales force.

    MAINTENANCE AND SERVICES. Maintenance and services revenues were $5.2 million and $3.4 million in the second quarter of fiscal 1998 and 1997, respectively, representing 42% and 45% of total revenues in the respective periods and $9.9 million and $7.1 million for the six months ended September 30, 1997 and 1996, respectively, representing 42% and 48% of total revenues for such periods. Maintenance and services revenues increased 52% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

For the six months ended September 30, 1997, maintenance and service revenues increased 38% compared to the six months ended September 30, 1996. The dollar and percentage increases in maintenance and services revenues are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers and maintenance revenues included as part of new licenses and an increased number of consulting engagements related to implementation of software from initial license agreements.

COSTS AND EXPENSES

    COST OF LICENSES. Cost of license revenues was $69,000 and $44,000 in the second quarter of fiscal 1998 and 1997, respectively, each representing 1% of total license revenues in the respective periods and $128,000 and $105,000 for the six month periods ended September 30, 1997 and 1996, respectively, again representing 1% of total license revenues in the respective periods.

    COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenues was $2.1 million and $1.1 million in the second quarter of fiscal 1998 and 1997, respectively, representing 41% and 33% of total maintenance and service revenues in the respective periods and $3.9 million and $2.3 million for the six months ended September 30, 1997 and 1996, respectively, representing 39% and 32% of total maintenance and services revenues for such periods, respectively. The dollar increases in the second quarter of fiscal 1998 over 1997 and in the six months ended September 30, 1997 over the same period in 1996 are attributable to an increase in customer support and professional services personnel in connection with the corresponding increase in professional services revenue.

    SALES AND MARKETING. Sales and marketing expenses were $4.6 million and $3.6 million in the second quarter of fiscal 1998 and 1997, respectively, representing 38% and 48% of total revenues in the respective periods and $8.9 million and $7.3 million for the six months ended September 30, 1997 and 1996, respectively, representing 38% and 49% of total revenues in such periods. The dollar increases in sales and marketing expenses are attributable to the increase in personnel in the marketing department and marketing spending and, to a lesser extent, expansion of both the North American and international sales forces and moderate operating expense increases. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well. The decrease in sales and marketing expenses as a percentage of total revenues is attributable to increased revenues, particularly increased license revenues, economies of scale, and the delayed hiring of additional sales staff.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $1.7 million and $1.4 million in the second quarter of fiscal 1998 and 1997, respectively, representing 14% and 19% of total revenues in the respective periods, and $3.3 million and $2.8 million for the six months ended September 30, 1997 and 1996, respectively, representing 14% and 19% of total revenues in such periods. The dollar increase from fiscal 1997 to fiscal 1998 is due primarily to the hiring of additional software developers, and the decrease as a percentage of total revenues is due to increased revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million and $0.9 million in the second quarter of fiscal 1998 and 1997, respectively, representing 10% and 12% of total revenues in the respective periods and $2.3 million and $1.6 million for the six months ended September 30, 1997 and 1996, respectively, representing 10% and 11% of the total revenues in such period. The dollar increases from fiscal 1997 to 1998 are attributable primarily to administrative personnel additions to support the Company's growth and the additional administrative expenses associated with becoming a publicly traded company, while the decrease as a percentage of total revenues reflects the fact that revenues grew at a faster rate than general and administrative expenses.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs of $34.8 million were incurred in the second quarter of fiscal 1998 in connection with the Apsylog Acquisition.

    The impact of the charge for acquired in-process research and development on net earnings and earnings per share is as follows:

                                          THREE MONTHS ENDED SEPT. 30, 1997     SIX MONTHS ENDED SEPT. 30, 1997
                                         -----------------------------------  -----------------------------------
                                         NET BEFORE ACQUIRED R&D     NET      NET BEFORE ACQUIRED R&D     NET
                                         -----------------------  ----------  -----------------------  ----------
Earnings (loss) before income taxes....        $     2,829        $  (31,946)       $     5,078        $  (29,697)
Income taxes...........................        $     1,048        $    1,048        $     1,880        $    1,880
                                                  --------        ----------           --------        ----------
Net earnings (loss)....................        $     1,781        $  (32,994)       $     3,198        $  (31,577)
Net earnings (loss) per share..........        $      0.10        $    (2.20)       $      0.18        $    (2.14)
Shares used in computing eps...........             18,241            15,001             18,017            14,777

------------------------

SEE NOTE 4 FOR ADDITIONAL DETAILS.

PROVISION FOR INCOME TAXES

    Income taxes for the second fiscal quarter of 1998 amounted to $1.0 million compared with zero in the comparable quarter of 1997. This increase results from the $2.1 million dollar increase in operating profits, before taxes and recognition of the acquired research and development costs during the period. Excluding the effect of expensing the acquired research and development costs, the effective tax rate for the second quarter of fiscal 1998 and for the six months ended September 30, 1997 was 37%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $16.8 million in cash and cash equivalents at September 30, 1997 compared to $0.3 million at March 31, 1997. The increase is primarily attributable to the Company's completion of its initial public offering in April 1997. The Company offered and sold 2.3 million shares of its Common Stock at an initial public offering price of $9.00 per share, raising $19.3 million after underwriting discounts and commissions.

    At March 31, 1997, the Company had a $4.5 million revolving bank line of credit scheduled to expire by its own terms November 30, 1997, and a term loan from the same bank. The term loan was secured by trade receivables and fixed assets of the Company, and the revolving credit line was secured by accounts receivable, equipment and certain other assets of the Company. Both facilities were personally guaranteed by the Company's majority stockholder. Both the credit line and term loan were repaid from proceeds of the Company's April 1997 initial public offering, and the bank line of credit was subsequently terminated.

    Effective July 1, 1997, the Company entered into a new agreement to replace the above line of credit. The new agreement allows up to $5.0 million in borrowings and is generally secured by the same collateral as the old line. There is no personal guarantee associated with the new line. There are however, certain covenants, the most significant of which places certain restrictions on future borrowings and acquisitions above specified levels. In addition, the Company is required to maintain certain financial ratios and minimum equity balances. The agreement also provides for a foreign exchange facility of up to $2.0 million in any two day period.

    At September 30, 1997, there were no amounts outstanding under the line of credit facility. The outstanding line of credit balance at September 30, 1997 of $1.4 million is entirely attributable to borrowings of the Company's wholly owned subsidiary Apsylog S.A., acquired in September 1997 in connection with the United Software, Inc. In October 1997, the Apsylog line of credit was repaid in full and terminated.

    The Company believes that its current cash balances, cash available under its bank facilities and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

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

    LIMITED PROFITABILITY; HISTORY OF OPERATING LOSSES. Through September 30, 1997, the Company has recorded cumulative net losses of approximately $47.4 million, including approximately $34.8 million related to the write-off of acquired in-process research and development acquired in connection with the Apsylog Acquisition. In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues for the fiscal year ended March 31, 1997 and for the six months ended September 30, 1997, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the year ended March 31, 1997 and for the six months ended September 30, 1997 (excluding the impact of the $34.8 million charge related to acquired in-process research and development acquired in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results. See "--Product Concentration; Dependence on Market Acceptance of Enterprise Service Desk Software" and "--Risks Associated with Apsylog Acquisition and Future Acquisitions."

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis; market demand for the Company's software; the size, timing and contractual terms of significant orders; the timing and significance of new software product announcements or releases by the Company or its competitors; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; changes in the mix of software products and services sold; changes in the mix of revenues attributable to domestic and international sales; the impact of acquisitions of competitors; the impact of acquisitions by the Company, including the Apsylog Acquisition; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes. The Company has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's business has experienced and is expected to continue to experience seasonality. The Company's revenues and operating results in its December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, while revenues and operating results in the March quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. In addition, the Company is currently attempting to expand its presence in international markets, including Europe, the Pacific Rim and Latin America. International revenues comprise a significant percentage of the Company's total revenues, and the Company may experience additional variability in demand associated with seasonal buying patterns in such foreign markets. In particular, the quarter ended September 30 tends to reflect the effects of summer slowing of international business activity, particularly in Europe. See "--International Operations; Currency Fluctuations."

    PRODUCT CONCENTRATION; DEPENDENCE ON MARKET ACCEPTANCE OF ENTERPRISE SERVICE DESK SOFTWARE. The Company currently derives substantially all of its license revenues from the sale of SERVICECENTER and expects SERVICECENTER to account for a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of SERVICECENTER, including future enhancements, as well as market acceptance of ASSETCENTER. Factors adversely affecting the pricing of, demand for, or market acceptance of SERVICECENTER or ASSETCENTER, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

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

    RISKS ASSOCIATED WITH APSYLOG ACQUISITION AND FUTURE ACQUISITIONS. The Apsylog Acquisition involves a significant amount of integration of two companies that have previously operated independently. The principal operations of Apsylog, including most of its employees, are located in Paris, France. No assurance can be given that difficulties will not be encountered in integrating certain products, technologies or operations of Apsylog with those of the Company or that the benefits expected from such integration will be realized or that Apsylog employee morale will not be adversely affected by the integration process. Such integration could result in a diversion of management's time and attention, which could have a material adverse effect on revenues and results of operations. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations or of integrating personnel with disparate business backgrounds and different corporate cultures. There can be no assurance that either company will retain its key personnel, that the engineering teams of Apsylog and the Company will successfully cooperate and realize any technological benefits or that Apsylog or the Company will realize any of the other anticipated benefits of the Apsylog Acquisition. Apsylog's ASSETCENTER product has traditionally been sold into an organization's finance or procurement departments as opposed to SERVICECENTER, which is typically purchased by the IT Department. There can be no assurance that the Company will be successful in continuing to sell to such constituencies or that it can successfully persuade customers and potential customers that an integrated approach to managing IT assets is desirable. In addition, the public announcement and consummation of the Apsylog Acquisition could result in the cancellation, termination or nonrenewal of arrangements with Apsylog by suppliers, distributors or customers of Apsylog or the loss of certain key Apsylog employees, or the termination of negotiations or delays in ordering by prospective customers of Apsylog as a result of uncertainties associated with the Apsylog Acquisition. Any significant amount of cancellations, terminations, delays or nonrenewals of arrangements with Apsylog or loss of key employees or termination of negotiations or delays in ordering could have a material adverse effect on the business, operating results or financial condition of the Company.

    Apsylog's success depends to a significant extent upon a limited number of members of Apsylog's senior management, certain development personnel, and other key Apsylog employees. Apsylog's future performance will also depend in significant part upon the continued service of its key technical, sales and senior management personnel following the Apsylog Acquisition. Only certain of these individuals (including Apsylog's Chief Executive Officer and seven additional employees) will be bound by non-competition agreements. In addition, in connection with the Apsylog Acquisition, all repurchase restrictions on shares of restricted Apsylog Common Stock held by Apsylog stockholders lapsed, and all unvested options in respect of Apsylog's Common Stock vested and became immediately exercisable. The loss of the services of one or more of Apsylog's executive officers, development personnel, or other key employees or the decision of one or more of such officers or key employees to join a competitor or otherwise compete directly or indirectly with the Company could have a material adverse effect on the Company's business, operating results and financial condition.

    In addition to the Apsylog Acquisition and as part of its business strategy, the Company may make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. There can be no assurances that the Company will make any additional acquisitions in the future. Any such future acquisitions or investments would present risks commonly encountered in acquisitions of businesses. Such risks include, among others, the difficulty of assimilating the technology, operations or personnel of the acquired businesses, the potential disruption of the Company's on-going business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel, clients, or technologies, the maintenance of uniform standards, controls, procedures, and policies and the impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, shares of stock or a combination of cash and stock. In the event of such an acquisition or investment, the factors described herein could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL. The Company's ability to achieve anticipated revenues is substantially dependent on its ability to attract and retain skilled personnel, especially sales, service and implementation personnel. Other than certain employees of Apsylog, none of the Company's employees, including its senior management, is bound by an employment or non-competition agreement, and the Company does not maintain key man life insurance on any employee. The loss of the services of one or more of the Company's executive officers or key employees or the decision of one or more of such officers or employees to join a competitor or otherwise compete directly or indirectly with the Company could have a material adverse effect on the Company's business, operating results and financial condition.

    In addition, the Company believes that its future success will depend in large part on its ability to attract and retain additional highly skilled technical, sales, management and marketing personnel. Competition for such personnel in the computer software industry is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. New employees hired by the Company generally require substantial training in the use and implementation of the Company's products. In particular, a number of the Company's sales personnel have been with the Company for only a limited period of time. There can be no assurance that the Company will be successful in attracting, training and retaining qualified personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

    COMPETITION. The market for the Company's products is highly competitive, fragmented and subject to rapid technological change and frequent new product introductions and enhancements. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc., (ii) customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications, (iii) information technology and systems management companies such as International Business Machines Corporation, Computer Associates International, Inc., McAfee Associates, Inc. and Hewlett-Packard Company through its recent acquisition of PROLIN, (iv) providers of asset management software, and (v) the internal information technology departments of those companies with help desk requirements. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for Enterprise Service Desk applications expands. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties. The Company expects software industry consolidation to occur in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

    MANAGEMENT OF GROWTH. The Company's business has grown substantially in recent periods, with total revenues increasing from $19.6 million in fiscal 1995 to $23.8 million in fiscal 1996 and to $35.0 million in fiscal 1997 and to $23.2 million in the first six months of fiscal 1998. If the Company is successful in achieving its growth plans, including the integration of Apsylog, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. The Company's ability to compete effectively and to manage future growth, if any, and its future operating results will depend in part on the ability of its officers and other key employees to implement and expand operational, customer support and financial control systems and to expand, train and manage its employee base. In particular, in connection with the Apsylog Acquisition, the Company will be required to integrate additional personnel and to augment or replace Apsylog's existing financial and management systems. Such integration could result in a disruption of operations of the Company or Apsylog and could adversely affect the Company's financial results. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. See "--Dependence on Key Personnel; Ability to Recruit Personnel" and "--Risks Associated with Apsylog Acquisition and Future Acquisitions."

    LENGTHY SALES CYCLES. The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the size of the transaction and the level of competition which the Company encounters in its selling activities. In addition, the sales cycle is typically extended 90 days for product sales through indirect channels. During the sales cycle, the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. Any delays in the sale cycles of a large license or a number of smaller licenses could have a material adverse effect on the Company's business, operating results and financial condition. See "--Potential Fluctuations in Quarterly Results; Seasonality."

    EXPANSION OF DISTRIBUTION CHANNELS. The Company has historically sold its products through its direct sales force and a limited number of distributors and has provided maintenance and support services through its technical and customer support staff. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through system integrators and original equipment manufacturers ("OEMs') and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. To the extent the Company establishes distribution through such indirect channels, its agreements with channel partners may not be exclusive and such channel partners may also carry competing product lines. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition. See "--Management of Growth" and "--International Operations; Currency Fluctuations."

    INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. International sales represented approximately 29% and 32% of the Company's total revenues in fiscal 1996 and fiscal 1997, respectively, and 33% for the six months ended September 30, 1997. The Company currently has international sales offices in London, Paris, Frankfurt and Amsterdam. Apsylog currently has international offices in Paris and Munich. The Company believes that its continued growth and profitability will require continued expansion of its international operations, particularly in Europe, Latin America and the Pacific Rim. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources. In addition, the Company's international operations are subject to a variety of risks associated with conducting business internationally, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

    A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has recently implemented a foreign exchange hedging program, consisting principally of purchases of one month forward-rate currency contracts. Notwithstanding such a program, there can be no assurances that the Company's hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations. See "--Management of Growth."

    YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY BUDGETS. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

    The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

    DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT. The Company's success is dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. In particular, the Company may provide its licensees with access to its data model and other proprietary information underlying its licensed applications. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

    RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT RISKS. The market for the Company's products is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. The Company's product development efforts are expected to continue to require substantial investments by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will achieve market acceptance, or that the Company's current or future products will conform to industry requirements. The inability of the Company, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

    Software products as complex as those offered by the Company may contain errors that may be detected at any point in a product's life cycle. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    PRODUCT LIABILITY. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

    VOLATILITY OF STOCK PRICE. The Company completed its initial public offering of Common Stock in April 1997, prior to which time no public market existed for the Company's Common Stock. The market price of the Company's Common Stock has been since the initial public offering and is expected to continue to be subject to significant fluctuations in the future based on a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company or its competitors; sales of large blocks of Common Stock by holders whose ability to sell has been limited by market stand-off agreements with the underwriters of the Company's initial public offering and this offering or by restrictions under applicable securities laws and conditions in the financial markets. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    On September 19, 1997, the Company completed the acquisition of United Software, Inc. ("United") pursuant to an Agreement and Plan of Reorganization dated effective as of August 29, 1997. In connection with such acquisition, the Company issued 1,916,213 (including 32,021 shares subject to outstanding options assumed in connection with the Apsylog Acquisition) shares of its Common Stock to the stockholders of United in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, set forth in Regulation S thereunder and in Section 4(2) of and Regulation D under the Securities Act. Of the shares issued, approximately 1,588,861 shares were issued in reliance on Regulation S and approximately 295,331 shares were issued in reliance on Section 4(2)/Regulation D.

USE OF PROCEEDS

    In April 1997 the Company completed the sale of 2,300,000 shares of Common Stock at a per share price of $9.00 in a firm commitment underwritten initial public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-21483), which was declared effective on April 8, 1997. The Company's managing underwriters for the April 1997 offering were UBS Securities LLC and Oppenheimer & Co., Inc. Of the $20,700,000 in aggregate proceeds raised in connection with the April 1997 offering, (i) $1,666,350 was paid to underwriters in connection with underwriting discounts and (ii) approximately $650,000 was paid by the Company in connection with expenses, including legal, printing and filing fees, incurred in connection with the offering. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. Following the completion of the offering, the Company repayed indebtedness in an aggregate amount of $3,866,000 under an outstanding line of credit and term loan, and following the Apsylog Acquisition, the Company repaid an aggregate of $1.4 million of outstanding bank indebtedness of Apsylog. None of the proceeds from the offering have been used for the construction of plant, building or facility or the purchase of installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments with a maturity of three months or less. A portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complementary to those of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1997 Annual Meeting of Stockholders of the Company was held on August 12, 1997, at which time the following matters were acted upon:

                                                                                                                 VOTES
                                                                                                     VOTES     WITHHELD/    BROKER
                                                                                       VOTES FOR    AGAINST   ABSTENTIONS  NON-VOTES
                                                                                       ----------  ---------  -----------  ---------
1.         ELECTION OF DIRECTORS

           John J. Moores............................................................  13,882,543     --        75,430        --

           Christopher A. Cole.......................................................  13,715,243     --        242,730       --

           David A. Farley...........................................................  13,882,543     --        75,430        --

           Richard A. Hosley II......................................................  13,882,543     --        75,430        --

           Alan H. Hunt..............................................................  13,882,543     --        75,430        --

           Charles E. Noell III......................................................  13,882,543     --        75,430        --

           Norris van den Berg.......................................................  13,882,543     --        75,430        --

2.         Ratification of Arthur Andersen LLP as independent accountants for the      13,954,158     --         3,815        --
           Company for the year ending March 31, 1998................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

EXHIBIT NO.                                      EXHIBIT TITLE
-----------  -------------------------------------------------------------------------------------

    4.2      Declaration of Registration Rights, dated September 19, 1997, concerning certain registration rights granted by the Registrant in connection with the acquisition of
              United Software, Inc.

   10.8      Credit Agreement dated as of July 1, 1997 by and between the Registrant and Wells
              Fargo Bank, N.A.

   10.20     Special limited lease dated November 1, 1995 between Central Monceau and Apsylog S.A.
              (translation from French original).

   10.21     Lease dated January 19, 1995 between Central Monceau and Apsylog S.A. (translation from French original).

   21.1      List of Subsidiaries of the Registrant

   27.1      Financial Data Schedule

    b)  Reports on Form 8-K:

    The Company filed no Current Reports on Form 8-K during the three months ended September 30, 1997. The Company filed a Current Report on Form 8-K on October 2, 1997 and a Current Report on Form 8-K/A on October 29, 1997 in connection with its acquisition of United Software, Inc. The amended Current Report on Form 8-K/A included the following financial statements (and notes thereto) relating to such acquisition:

Consolidated Balance Sheets of United Software, Inc. as of December 31, 1995,
 December 31, 1996, and June 30, 1997 (unaudited)

Consolidated Statements of Operations of United Software, Inc. for the years ended December 31, 1995 and 1996 and for the six months ended June 30, 1996 and 1997 (unaudited)

Consolidated Statements of Stockholders' Deficit of United Software, Inc. for the years ended December 31, 1995 and 1996 and for the six months ended June
 30, 1997 (unaudited)

Consolidated Statements of Cash Flows of United Software, Inc. for the years ended December 31, 1995 and 1996 and for the six months ended June 30, 1996 and 1997 (unaudited)

    The following unaudited pro forma combined financial statements (and notes thereto) were also included in the Form 8-K/A:

Unaudited Pro Forma Combined Balance Sheet
Unaudited Pro Forma Combined Statement of Operations for the three months ended June 30, 1997
Unaudited Pro Forma Combined Statement of Operations for the year ended March
 31, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 4th day of November, 1997.

                                          PEREGRINE SYSTEMS, INC.
                                          By:_/s/ David A. Farley_______________
                                             David A. Farley
                                            Vice President, Finance, Chief
                                             Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)