Form 10-Q
period 1997-12-31
PEREGRINE SYSTEMS INC
filed 1998-02-17
CIK 1031107

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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
  (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)


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

                               YES   X         NO
                                   ------         ----

      The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 1997 was 18,039,030.

-------------------------------------------------------------------------------

                              PEREGRINE SYSTEMS, INC.

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997
           AND MARCH 31, 1997..............................................    3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996...................    4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
           MONTHS ENDED DECEMBER 31, 1997 AND 1996.........................    5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996....................    6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............    8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   10


PART II.  OTHER INFORMATION

  ITEM  2. CHANGES IN SECURITIES...........................................   20

  ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   20

  ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K................................   20

SIGNATURES.................................................................   21

                                    PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 PEREGRINE SYSTEMS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands)

                                                             MARCH 31,     DECEMBER 31,
                                                               1997            1997
                                                             --------      ------------
                                                             (AUDITED)     (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents...............................    $   305       $  15,503
  Accounts receivable, net of allowance for doubtful
   accounts of $220 and $462, respectively................     10,191          17,325
  Financed receivables....................................      1,182             968
  Deferred tax assets.....................................      1,752              -
  Other current assets....................................        924           2,109
                                                              -------         -------
      Total current assets................................     14,354          35,905
Property and equipment, net...............................      4,364           4,855
Goodwill..................................................         -            3,650
Other assets..............................................      1,020             552
                                                              -------         -------
                                                              $19,738         $44,962
                                                              -------         -------
                                                              -------         -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable........................................     $  916        $  2,368
  Accrued expenses........................................      6,079          12,024
  Bank line of credit.....................................      1,974              -
  Deferred revenue........................................      8,419           8,954
  Current portion of long-term debt.......................        497             197
  Current portion of capital lease obligation.............        364              32
  Net liabilities of discontinued operation...............        170              -
                                                              -------         -------
  Total current liabilities...............................     18,419          23,575
Long-term debt, net of current portion....................      1,395             921
Deferred revenue, net of current portion..................      2,773           2,691
                                                              -------         -------
      Total liabilities...................................     22,587          27,187
                                                              -------         -------

Stockholders' Equity (Deficit):
  Preferred stock.........................................         -               -
  Common stock............................................         13              18
  Additional paid-in capital..............................     15,081          64,642
  Accumulated deficit.....................................    (15,807)        (44,605)
  Unearned portion of deferred compensation...............     (1,748)         (1,482)
  Cumulative translation adjustment.......................       (388)           (536)
  Treasury stock, at cost.................................         -             (262)
                                                              -------         -------
      Total stockholders' equity (deficit)................     (2,849)         17,775
                                                              -------         -------
                                                              $19,738         $44,962
                                                              -------         -------
                                                              -------         -------


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                PEREGRINE SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                                1996         1997
                                                              --------    ----------
Revenues:
  Licenses................................................    $ 6,076    $ 12,374
  Maintenance and services................................      3,451       6,135
                                                              -------    --------
     Total revenues.......................................      9,527      18,509
                                                              -------    --------
Costs and Expenses:
  Cost of licenses........................................         50          98
  Cost of maintenance and services........................      1,144       2,839
  Sales and marketing.....................................      3,895       6,797
  Research and development................................      1,568       2,467
  General and administrative..............................      1,095       2,101
                                                              -------    --------
     Total costs and expenses.............................      7,752      14,302
                                                              -------    --------
     Operating income.....................................      1,775       4,207
Interest and other income (expense), net..................       (137)        204
                                                              -------    --------
Income before income taxes................................      1,638       4,411
Income tax expense........................................         -        1,632
                                                              -------    --------
Net income................................................   $  1,638    $  2,779
                                                              -------    --------
                                                              -------    --------

Earnings per share:  diluted
Net earnings per share....................................    $  0.11     $  0.14
                                                              -------    --------
                                                              -------    --------
Weighted average common and common equivalent
 shares outstanding.......................................     14,519      20,110
                                                              -------    --------
                                                              -------    --------

Earnings per share:  basic
Net earnings per share....................................    $  0.13     $  0.15
                                                              -------    --------
                                                              -------    --------
Weighted average common and common equivalent
 shares outstanding.......................................     12,904      18,039
                                                              -------    --------
                                                              -------    --------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               PEREGRINE SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         NINE MONTHS ENDED DECEMBER 31,
                                                         ------------------------------
                                                               1996          1997
                                                             --------     ----------
Revenues:
  Licenses...............................................    $ 13,932      $ 25,741
  Maintenance and services...............................      10,595        15,986
                                                             --------      --------

     Total revenues......................................      24,527        41,727
                                                             --------      --------

Costs and Expenses:
  Cost of licenses........................................        155           226
  Cost of maintenance and services........................      3,423         6,715
  Sales and marketing.....................................     11,217        15,722
  Research and development................................      4,368         5,770
  General and administrative..............................      2,780         4,413
  Acquired research and development costs.................         -         34,775
                                                             --------      --------
     Total costs and expenses.............................     21,943        67,621
                                                             --------      --------
     Operating income (loss)..............................      2,584       (25,894)
Interest and other income (expense), net..................       (366)          608
                                                             --------      --------
Income before income taxes................................      2,218       (25,286)
Income tax expense........................................         -          3,512
                                                             --------      --------
Net income (loss).........................................   $  2,218      $(28,798)
                                                             --------      --------
                                                             --------      --------

Earnings (loss) per share:  diluted
Net earnings (loss) per share.............................   $   0.15      $  (1.86)
                                                             --------      --------
                                                             --------      --------
Weighted average common and common equivalent
 shares outstanding.......................................     14,438        15,510
                                                             --------      --------
                                                             --------      --------
Earnings (loss) per share:  basic
Net earnings (loss) per share.............................    $  0.17      $  (1.86)
                                                             --------      --------
                                                             --------      --------
Weighted average common and common
 equivalent shares outstanding............................     12,901        15,510
                                                             --------      --------
                                                             --------      --------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 PEREGRINE SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                     (IN THOUSANDS)

                                                          NINE MONTHS ENDED DECEMBER 31,
                                                          ------------------------------
                                                                1996          1997
                                                              --------     ----------
Cash flow from operating activities:
  Net income.............................................     $  2,218     $  (28,798)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization..........................        1,373          1,594
  Charge for acquired in process research
   and development.......................................           -          34,775
  Increase (decrease) in cash resulting
   from changes, net of business acquired, in:
    Accounts receivable..................................       (5,407)        (7,728)
    Financed receivables.................................           -             214
    Deferred tax asset...................................           -           1,752
    Other current assets.................................           74           (320)
    Other long-term assets...............................         (641)           468
    Accounts payable.....................................         (397)           705
    Accrued expenses.....................................        1,605          1,228
    Deferred revenue.....................................        1,854           (366)
                                                              --------     ----------
                                                                   679          3,524
                                                              --------     ----------
    Net cash used by discontinued business...............         (973)          (170)
                                                              --------     ----------
      Net cash provided by (used in) operating activities         (294)         3,354
                                                              --------     ----------
Cash flows from investing activities:
  Purchases of property and equipment....................         (382)        (1,291)
  Proceeds from sale of product line.....................          700             -
  Cash acquired in acquisition...........................           -             582
                                                              --------     ----------
      Net cash provided by (used in) investing
       activities........................................          318           (709)
                                                              --------     ----------
Cash flows from financing activities:
  Proceeds (repayment) on bank line of credit, net.......        1,485         (3,387)
  Repayments of long-term debt, net......................          (96)        (2,336)
  Issuance of common stock...............................           15         19,060
  Treasury stock purchased...............................           -            (262)
  Principal payments under capital lease obligation......         (269)          (374)
                                                              --------     ----------
     Net cash provided by (used in) financing
      activities.........................................        1,135         12,701
                                                              --------     ----------
Effect of exchange rate changes on cash..................         (325)          (148)
                                                              --------     ----------
Net increase in cash.....................................          834         15,198
Cash and equivalents, beginning of period................          437            305
                                                              --------     ----------
Cash and equivalents, end of period......................     $  1,271     $   15,503
                                                              --------     ----------
                                                              --------     ----------



Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.............................................     $    337     $       34
    Income taxes.........................................     $     -      $      567

Supplemental disclosures of noncash investing and
 financing activities:
  Stock issued and other noncash consideration for
   acquisition...........................................     $     -      $   38,617


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

NOTE 4.  COMPUTATION OF NET INCOME PER SHARE

   In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per
share (EPS).   All prior periods have been restated to conform to current year presentation. See Exhibit 11.1 for a reconciliation of the numerators and denominators used in the EPS calculations.

NOTE 5.  LINE OF CREDIT

   Effective July 1, 1997, the Company entered into an agreement to provide a line of credit facility that provides for maximum borrowings of $5.0 million and expires on July 31, 1998. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at December 31, 1997). The line of credit is collateralized by the Company's accounts receivable, equipment, and certain other assets. In addition, the debt agreement contains certain covenants, the most significant of which places certain restrictions on future borrowings and acquisitions above specified levels. The Company is required to maintain certain financial ratios and minimum equity balances. The agreement also provides for a foreign exchange facility, under which the maximum principal amount of foreign exchange transactions which may mature during any two day period is $2.0 million.

NOTE 6.  ACQUISITION

   In September 1997, the Company completed the acquisition of all of the outstanding stock of United Software, Inc., a developer of decision software solutions designed for asset management. The consideration for the stock of United Software included 1,916,220 shares of Peregrine Systems common stock valued at $15.92 per share or

$30,506,000 plus an additional $8,111,000 of expenses directly related to the acquisition and assumption of net liabilities of United Software.

   The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The excess of the purchase price over the estimated fair values of net assets acquired amounted to approximately $3.8 million, which has been accounted for as goodwill and is being amortized over five years using the straight line method. The acquisition accounting included a charge against earnings of $34.8 million for acquired research and development costs.

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

OVERVIEW

   The Company develops, markets and supports SERVICECENTER, a suite of software applications for managing the Enterprise Service Desk. The Company was founded in 1981 primarily to provide consulting services for IT management software. In 1987, the Company launched its first software product, PNMS, a product designed to manage and monitor complex mainframe computer networks. In 1995, the Company commenced sales of SERVICECENTER, the Company's solution for the Enterprise Service Desk. SERVICECENTER is currently available for the Windows NT, UNIX, and MVS platforms. Since the release of SERVICECENTER in July 1995, SERVICECENTER has accounted for substantially all of the Company's license revenues. In addition, for the year ended March 31, 1997, over 80% of the Company's license sales of SERVICECENTER were attributable to UNIX and Windows NT platforms.

   In September 1997, the Company acquired United Software, Inc., including its operating subsidiary Apsylog S.A. of France ("Apsylog"). Apsylog develops, markets, and supports an asset management software product which the Company has renamed ASSETCENTER. The Company's result of operations for the quarter ended December 31, 1997 reflect the first full quarter to include the operations (revenue and expenses) of Apsylog. The Company's results of operations for the nine month period ended December 31, 1997 include results of operations for Apsylog subsequent to September 19, 1997.

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

   Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement or other legally binding agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled in license fees are unbundled and recognized using vendor-specific evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of the Company's products. Revenues from consulting and training services are recognized as the respective services are performed.

   The Company currently derives substantially all of its license revenues from the sale of SERVICECENTER and expects SERVICECENTER to account for a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of SERVICECENTER, including future enhancements, as well as acceptance of ASSETCENTER, Apsylog's asset management product. Factors adversely affecting the pricing of, demand for or market acceptance of SERVICECENTER or ASSETCENTER, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

   The Company conducts business overseas in a number of foreign currencies, principally the British Pound, Deutsche Mark, French Franc, and Danish Krone. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Although the Company currently derives no revenues from highly inflationary economies, the Company is expanding its presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that foreign currency exchange rates will not prove more volatile or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition. The Company has recently implemented a foreign currency forward hedging program. The hedging program consists primarily of using 30-day forward-rate currency contracts. Currency contracts are in accordance with SFAS 52 and receive hedge accounting treatment. Accordingly, to the extent properly hedged by obligations denominated in local currencies, the Company's foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that he Company's hedging activities will adequately protect the Company against such risk.

   To date the Company's Pacific Rim sales activity has not been material. Accordingly, the Company's operations and financial condition have not been impacted by the recent Asian financial crisis.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         DECEMBER 31,              DECEMBER 31,
                                                      ------------------        ------------------
                                                        1996       1997          1996       1997
                                                      --------   -------        -------    -------
   STATEMENT OF OPERATIONS DATA:
    Revenues:
      Licenses.....................................     63.8%      66.9%          56.8%      61.7%
      Maintenance and services.....................     36.2       33.1           43.2       38.3
                                                       -----      -----          -----      -----
        Total revenues.............................    100.0      100.0          100.0      100.0
    Costs and expenses:
      Cost of licenses.............................      0.5        0.5            0.6        0.5
      Cost of maintenance and services.............     12.0       15.3           14.0       16.1
      Sales and marketing..........................     40.9       36.7           45.7       37.7
      Research and development.....................     16.5       13.4           17.8       13.8
      General and administrative...................     11.5       11.4           11.4       10.6
      Acquired research and development costs......       -          -              -        83.3
                                                       -----      -----          -----      -----
        Total costs and expenses...................     81.4       77.3           89.5      162.0
                                                       -----      -----          -----      -----
      Operating and other income...................     18.6       22.7           10.5      (62.0)
      Interest and other income (expense), net.....     (1.4)       1.1           (1.5)       1.4
                                                       -----      -----          -----      -----
      Income before income taxes...................     17.2       23.8            9.0      (60.6)
      Income tax expense                                  -         8.8             -         8.4
                                                       -----      -----          -----      -----
         Net income................................     17.2%      15.0%           9.0%     (69.0)%
                                                       -----      -----          -----      -----
                                                       -----      -----          -----      -----

THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996 REVENUES

     Total revenues were $18.5 million and $9.5 million in the third quarter of fiscal 1998 and 1997, respectively, representing a period-to-period increase of 94%. For the nine month periods ended December 31, 1997 and 1996, total revenue increased 70% to $41.7 million.

     LICENSES. License revenues were $12.4 million and $6.1 million in the third quarter of fiscal 1998 and 1997, respectively, representing 67% and 64% of total revenues in the respective periods and $25.7 million and $13.9 million for the nine months ended December 31, 1997 and 1996, respectively, representing 62% and 57% of total revenues for such periods. License revenues increased 104% in the third quarter of the fiscal 1998 compared to the third quarter of fiscal 1997. For the nine months December 31, 1997, license revenues increased 85% compared to the nine month period ended
December 31, 1997.   The increases in license revenues are attributable to
increased demand for new licenses of SERVICECENTER and the first quarterly effect of ASSETCENTER revenue, additional seats purchased by existing SERVICECENTER and ASSETCENTER customers, more effective corporate marketing programs, improved sales force productivity, and expansion of the Company's sales force.

     MAINTENANCE AND SERVICES. Maintenance and services revenues were $6.1 million and $3.5 million in the third quarter of fiscal 1998 and 1997, respectively, representing 33% and 36% of total revenues in the respective periods and $16.0 million and $10.6 million for the nine months ended December 31, 1997 and 1996 respectively, representing 38% and 43% of the total revenues for such periods. Maintenance and services revenues increased 78% in the third quarter of the fiscal 1998 compared to the third quarter of fiscal 1997. For the nine months ended December 31, 1997, maintenance and service revenues increased 51% compared to the nine months ended December 31, 1996. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers and maintenance revenues included as part of new licenses and an increased number of consulting engagements related to implementation of software from initial license agreements.

COSTS AND EXPENSES

     COST OF LICENSES. Cost of license revenues was $98,000 and $50,000 in the third quarter of fiscal 1998 and 1997, respectively, each representing 1% of total license revenues in the respective periods and $226,000 and $155,000 for the nine month periods ended December 31, 1997 and 1996, respectively, again representing 1% of total license revenues in the respective periods.

     COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenues was $2.8 million and $1.1 million in the third quarter of fiscal 1998 and 1997, respectively, representing 46% and 33% of total maintenance and service revenues in the respective periods and $6.7 million and $3.4 million for the nine months ended December 31, 1997 and 1996, respectively, representing 42% and 32% of total maintenance and services revenues for such
periods respectively.   The dollar increase in the third quarter of fiscal
1998 over 1997 and in the nine months ended December 31, 1997 over the same period in 1996 are attributable to an increase in customer support personnel and professional services personnel in connection with the corresponding increase in professional services revenue.

     SALES AND MARKETING. Sales and marketing expenses were $6.8 million and $3.9 million in the third quarter of fiscal 1998 and 1997, respectively, representing 37% and 41% of total revenues in the respective periods and $15.7 million and $11.2 million for the nine months ended December 31, 1997 and 1996, respectively, representing 38% and 46% of the total revenues in such periods. The dollar increase in sales and marketing expenses is attributable to expansion of both the North American and international sales forces, the increase in personnel in the marketing department, the first quarterly effect of Apsylog sales and marketing expenses, and to moderate increases in operating expenses. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well. The decrease in sales and marketing expenses as a percentage of total revenues is attributable to increased revenues, particularly increased license revenues, economies of scale, and the delayed hiring of additional sales staff.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $2.5 million and $1.6 million in the third quarter of fiscal 1998 and 1997, respectively, representing 13% and 17% of total revenues in the respective periods and $5.8 million and $4.4 million for the nine months ended December 31, 1997 and 1996, respectively, representing 14% and 18% of total revenues in such periods. The dollar increase from fiscal 1997 to fiscal 1998 is due primarily to the hiring of additional software developers and the first quarterly effect of Apsylog research and development expenses. The decrease as a percentage of total revenues is due to increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.1 million and $1.1 million in the third quarter of fiscal 1998 and 1997, respectively, representing 11% and 12% of total revenues in the respective periods and $4.4 million and $2.8 million for the nine months ended December 31, 1997 and 1996, respectively, representing 11% of the total revenues in each period. The dollar increase from fiscal 1997 to 1998 are attributable primarily to administrative personnel additions to support the Company's growth, including Apsylog, and the additional administrative expenses associated with becoming a publicly traded company.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs of $34.8 million were incurred in the second quarter of the fiscal 1998 in connection with the Apsylog Acquisition and are therefore reflected in the nine months ended December 31, 1997.

     INCOME TAX EXPENSE. Income tax expense for the third fiscal quarter of 1998 amounted to $1.6 million compared with zero in the comparable quarter of 1997. This increase results from the $2.8 million dollar increase in operating profits, before taxes and recognition of the acquired research and development costs during the period. Excluding the effect of expensing the acquired research and development costs, the effective tax rate for the third quarter of fiscal 1998 and for the nine months ended December 31, 1997 was 37%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $15.5 million in cash and cash equivalents at December 31, 1997 compared to $0.3 million at March 31, 1997. The increase is primarily attributable to the Company's completion of its initial public offering in April 1997. The Company offered and sold 2.3 million shares of its common stock at an initial public offering price of $9.00 per share, raising $19.3 million after underwriting discounts and commissions.

     At March 31, 1997, the Company had a $4.5 million revolving bank credit scheduled to expire by its own terms November 30, 1997, and a term loan from the same bank. The term loan was secured by trade receivables and fixed assets of the Company and the revolving credit line secured by accounts receivable, equipment and certain other assets of the Company. Both facilities were personally guaranteed by the Company's majority stockholder. Both the credit line and term loan were repaid from proceeds of the Company's April 1997 initial public offering.

     Effective July 1, 1997, the Company entered into a new agreement to replace the above line of credit. The new agreement allows up to $5.0 million in borrowing and is generally secured by the same collateral as the old line. There is no personal guarantee associated with the new line. There are however, certain covenants, the most significant of which places cetain restrictions on future borrowings and acquisitions above specified levels.
In addition, the Company is required to maintain certain financial ratios and minimum equity balances. The agreement also provides for a foreign exchange facility of up to $2.0 million in any two day period.

     The Company believes that its current cash balances, cash available under its bank facilities, and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

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

LIMITED PROFITABILITY; HISTORY OF OPERATING LOSSES. Through December 31, 1997, the Company has recorded cumulative net losses of approximately $44.6 million, including approximately $34.8 million related to the write-off of acquired in-process research and development in connection with the acquisition of United Software, Inc. including its wholly-owned operating subsidiary Apsylog S.A., a corporation organized under the laws of France ("Apysylog") in September 1997 (the "Apsylog Acquisition"). In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the

Company derived substantially all of its license revenues for the fiscal year ended March 31, 1997 and for the nine months ended December 31, 1997, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the year ended March 31, 1997 and for the nine months ended December 31, 1997 (excluding the impact of the $34.8 million charge related to acquired in-process research and development in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results. See "--Product Concentration; Dependence on Market Acceptance of Enterprise Service Desk Software" and "--Risks Associated with Apsylog Acquisition and Future Acquisitions."

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis; market demand for the Company's software; the size, timing and contractual terms of significant orders; the timing and significance of new software product announcements or releases by the Company or its competitors; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; changes in the mix of software products and services sold; changes in the mix of revenues attributable to domestic and international sales; the impact of acquisitions of competitors; the impact of acquisitions by the Company, including the Apsylog Acquisition; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes. The Company has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses, or the domestic economy in general, or in international economies in which the Company derives substantial revenues, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's business has experienced and is expected to continue to experience seasonality. The Company's revenues and operating results in its December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, while revenues and operating results in the March quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. In addition, the Company is currently attempting to expand its presence in international markets, including Europe, the Pacific Rim and Latin America. International revenues comprise a significant percentage of the Company's total revenues, and the Company may experience additional variability in demand associated with seasonal buying patterns and economic conditions in such foreign markets. In particular, the quarter ended September 30 tends to reflect the effects of summer slowing of international business activity, particularly in Europe. See "--International Operations; Currency Fluctuations."

PRODUCT CONCENTRATION; DEPENDENCE ON MARKET ACCEPTANCE OF ENTERPRISE SERVICE DESK SOFTWARE. The Company currently derives substantially all of its license revenues from the sale of the SERVICECENTER suite of applications and expects SERVICECENTER to account for a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of SERVICECENTER, including future enhancements, as well as market acceptance of ASSETCENTER. Factors adversely affecting the pricing of, demand for, or market acceptance of SERVICECENTER or ASSETCENTER, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

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

The success of the Company's efforts to integrate Apsylog's products and technologies will depend in significant part upon the continued service of its key technical, development, sales and senior management personnel following the Apsylog Acquisition. Only certain of these individuals (including Apsylog's Chief Executive Officer and seven additional employees) will be bound by non-competition agreements. In addition, in connection with the Apsylog Acquisition, all repurchase restrictions on shares of restricted Apsylog Common Stock held by Apsylog stockholders lapsed, and all unvested options in respect to Apsylog's Common Stock vested and became immediately exercisable. The loss of the services of one or more of Apsylog's development personnel or other key employees or the decision of one or more of such personnel or key employees to join a competitor or otherwise compete directly or indirectly with the Company could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL The Company's ability to achieve anticipated revenues is substantially dependent on its ability to attract and retain skilled personnel, especially sales, service and implementation personnel. Other than certain employees of Apsylog, none of the Company's employees, including its senior management, is bound by an employment or non-competition agreement, and the Company does not maintain key man life insurance on any employee. The loss of the services of one or more of the Company's executive officers or key employees or the decision of one or more of such officers or employees to join a competitor or otherwise compete directly or indirectly with the Company could have a material adverse effect on the Company's business, operating results and financial condition. In January 1998, the Company's President and Chief Executive Officer resigned. The Company has appointed Stephen P. Gardner, its Executive Vice President, to act as interim Chief Executive Officer, until such time as a permanent Chief Executive Officer is identified. Although the Company believes it will be able to identify and retain a permanent Chief Executive Officer, any delays in hiring such an individual or market uncertainty concerning the Company's management could have an adverse effect on results of operations in a particular quarter or result in volatility in the Company's stock price.

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

COMPETITION. The market for the Company's products is highly competitive, fragmented and subject to rapid technological change and frequent new product introductions and enhancements. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc. (recently acquired by Tivoli Systems, Inc. ("Tivoli")), (ii) customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications, (iii) information technology and systems management companies such as International Business Machines Corporation ("IBM"), Computer Associates International, Inc. ("Computer Associates"), McAfee Associates, Inc. and Hewlett-Packard Company ("Hewlett-Packard") through its recent acquisition of PROLIN, (iv) providers of asset management software, and (v) the internal information technology departments of those companies with help desk requirements. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for Enterprise Service Desk applications expands. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties. The Company expects software industry consolidation to occur in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, the Company's ability to sell its Enterprise Service Desk products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have recently acquired providers of help desk software products. The decision of one or more providers of system management products to close their systems to competing vendors like the Company could have an adverse effect on the Company's ability to sell its products. Increased competition, including increased competition as a result of acquisitions of help desk software vendors by systems management companies, is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH. The Company's business has grown substantially in recent periods, with total revenues increasing from $19.6 million in fiscal 1995 to $23.8 million in fiscal 1996 and to $35.0 million in fiscal 1997 and to $41.7 million in the first nine months of fiscal 1998. If the Company is successful in achieving its growth plans, including the integration of Apsylog, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. The Company's ability to compete effectively and to manage future growth, if any, and its future operating results will depend in part on the ability of its officers and other key employees to implement and expand operational, customer support and financial control systems and to expand, train and manage its employee base. In particular, in connection with the Apsylog Acquisition, the Company will be required to integrate additional personnel and to augment or replace Apsylog's existing financial and management systems. Such integration could result in a disruption of operations of the Company or Apsylog and could adversely affect the Company's financial results. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. See "--Dependence on Key Personnel; Ability to Recruit Personnel" and "--Risks Associated with Apsylog Acquisition and Future Acquisitions."

LENGTHY SALES CYCLES. The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the size of the transaction and the level of competition which the Company encounters in its selling activities. In addition, the sales cycle is typically extended 90 days for product sales through indirect channels. During the sales cycle, the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. Any delays in the sales cycles of a large license or a number of smaller licenses could have a material adverse effect on the Company's business, operating results and financial condition. See "--Potential Fluctuations in Quarterly Results; Seasonality."

EXPANSION OF DISTRIBUTION CHANNELS. The Company has historically sold its products through its direct sales force and a limited number of distributors and has provided maintenance and support services through its technical and customer support staff. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through system integrators and original equipment manufacturers ("OEMs") and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. To the extent the Company establishes distribution through such indirect channels, its agreement with channel partners may not be exclusive and such channel partners may also carry competing product lines. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition. See "--Management of Growth" and "--International Operations; Currency Fluctuations."

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. International sales represented approximately 29% and 32% of the Company's total revenues in fiscal 1996 and fiscal 1997, respectively, and 36% for the nine months ended December 31, 1997. The Company currently has international sales offices in London, Paris, Frankfurt, Amsterdam, and Copenhagen. Apsylog currently has international offices in Paris and Munich. The Company believes that its continued growth and profitability will require continued expansion of its international operations, particularly in Europe, Latin America and the Pacific Rim. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources. In addition, the Company's international operations are subject to a variety of risks associated with conducting business internationally, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In particular, recent instability in the Asian-Pacific economies and financial markets, could have an adverse effect on the Company's operating results in future quarters. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause, product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

VOLATILITY OF STOCK PRICE. The Company completed its initial public offering of Common Stock in April 1997, prior to which time no public market existed for the Company's Common Stock. The market price of the Company's Common Stock has been since the initial public offering and is expected to continue to be subject to significant fluctuations in the future based on a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company or its competitors; sales of large blocks of Common Stock by holders whose ability to sell has been limited by restrictions under applicable securities laws and conditions in the financial markets. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

                                     PART II.
                                 OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

       EXHIBITS     EXHIBIT TITLE
       --------     -------------

         10.23 Severance Settlement Agreement and Release of Claims between Alan H. Hunt and the Company, dated January 30, 1998.
         11.1   Statement regarding computation of per share earnings.
         27.1   Financial Data Schedule

b)  Reports on Form 8-K:

     None.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 17th day of February, 1998.

                                       PEREGRINE SYSTEMS, INC.

                                       By        /S/ DAVID A. FARLEY
                                       ----------------------------------------
                                       Vice President, Finance, Chief Financial
                                           Officer (Principal Financial and
                                                   Accounting Officer)