Form 10-K
period 1998-03-31
PEREGRINE SYSTEMS INC
filed 1998-06-29
CIK 1031107

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO____________.

                      COMMISSION FILE NUMBER:  000-22209

                          PEREGRINE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                95-3773312
(STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
     OF INCORPORATION OR                     IDENTIFICATION NUMBER)
       ORGANIZATION)
                           12670 HIGH BLUFF DRIVE
                        SAN DIEGO, CALIFORNIA  92130
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                             (619) 481-5000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such requirements for the past 90 days. YES  X       NO
                                           ----         ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                                    ----

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on May 31, 1998, as reported on the Nasdaq National Market, was approximately $186,241,113. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 1998, the Registrant had 19,264,932 shares of Common Stock, $.001 par value, issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 1998 Annual Meeting of Stockholders.

                            PEREGRINE SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

PART I..............................................................................  3

     ITEM  1.   BUSINESS............................................................  3
     ITEM  2.   PROPERTIES.......................................................... 10
     ITEM  3.   LEGAL PROCEEDINGS................................................... 10
     ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 11

PART II............................................................................. 13

     ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS............................................... 13
     ITEM  6.   SELECTED CONSOLIDATED FINANCIAL DATA................................ 14
     ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS............................................. 15
     ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 28
     ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 28
     ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.............................................. 28

PART III............................................................................ 29

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 29
     ITEM 11.   EXECUTIVE COMPENSATION.............................................. 29
     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT........................................................ 29
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 29

PART IV............................................................................. 30

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.... 30

SIGNATURES.......................................................................... 33



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

OVERVIEW

         Pregrine Systems, The Infrastructure Management Company, provides enterprise infrastructure management application software. The objective of the Company's infrastructure management strategy is to provide organizations control over their infrastructure assets and related information throughout the asset life cycle based on maximizing the availability of assets, minimizing investments and expenses, consolidating enterprise data, and interfacing to enterprise applications. The Company develops, markets, and supports, an integrated suite of applications that automates the management of complex, enterprise-wide information and infrastructure assets. SERVICECENTER and ASSETCENTER are designed to address the Consolidated Service Desk and asset management requirements of large organizations and can be deployed across all major hardware platforms and network operating systems and protocols. Each utilizes advanced client/server and intelligent agent technologies and a modular architecture. The SERVICECENTER and ASSETCENTER product suites are intended to provide organizations a single view of all the elements of their infrastructure, in order to optimize performance and minimize costs.

         The Company was incorporated in California in 1981 and reincorporated in Delaware in 1994. Unless the context otherwise requires, references in this report to "Peregrine" and the "Company" refer to Peregrine Systems, Inc., a Delaware corporation, its predecessor, Peregrine Systems, Inc., a California corporation, and its subsidiaries. The Company's executive offices are located at 12670 High Bluff Drive, San Diego, California 92130 and its telephone number is (619) 481-5000.

         The development of the market for the Company's products reflects an increasingly competitive business environment in which information technology and control over corporate infrastructure have become important sources of competitive advantage. Organizations rely heavily on information technology in efforts to improve operational efficiency, react more quickly to changes in the marketplace, and better understand and respond to customer needs. Information Technology ("IT") is an integral part of many core business functions, including plant management, inventory management, and customer billing, and is critical to many new tactical and strategic initiatives such as business process reengineering, supply chain management, and enhanced customer care.

         Most traditional IT management solutions have been designed to address a limited set of problems, principally problem tracking and problem resolution. These applications have been deployed on a departmental or divisional level or have otherwise taken a segmented approach to IT management that requires a specific and separate application to manage each component or system within the IT infrastructure and creates difficulty in integration with other third party IT applications. Similarly, management of infrastructure is limited to tools that assist in managing events or asset portfolios. The Company believes that its infrastructure management applications offer the first application suite with the capability to unite these two disciplines. SERVICECENTER provides an integrated and automated suite of seven applications, consisting of problem management, problem resolution, change management, inventory/configuration management, request management, work management and service level agreements. ASSETCENTER provides an integrated and automated suite of four applications, consisting of asset management (comprised of asset, warranty, and financial management), lease management, procurement management, and cost management.

         The Company believes that its future growth and profitability will depend on a number of factors, including, among others, factors relating to the quality of its products and to its ability to further penetrate existing markets and to penetrate new markets. In that regard, the Company's strategy is focused on maintaining and enhancing its technological position and the functionality of its products; developing an integrated product line of software applications to manage all aspects of the enterprise infrastructure, including management of IT, plant and facilities, communication resources and distribution systems; creating organizational awareness of the benefits to be obtained from an integrated approach to infrastructure management; broadening its target markets from the Fortune 500 to include smaller organizations worldwide comprising the Global 2000; expanding international sales; leveraging a product authorship model that rewards individual product developers based on sales of products developed by them; expanding its direct sales force and locations and increasing indirect sales opportunities; implementing and expanding existing programs aimed at improving customer relationships through information exchanges among the Company, existing customers, and prospective customers; and expanding its distribution channels through relationships with third party distributors, system integrators, and original equipment manufacturers.

PRODUCTS

         The Company's principal products are SERVICECENTER, a Consolidated Service Desk software solution that integrates seven management applications, or modules, on a common platform and ASSETCENTER, an asset management software solution that integrates four management applications on a common platform. SERVICECENTER and ASSETCENTER support most major computing platforms, including UNIX, Microsoft Windows 3.1, Windows 95, Windows NT, and Apple Macintosh. SERVICECENTER continues to be available on MVS. Each can be implemented readily without modification, or users can customize the applications, screen formats, databases or reports using the Company's Rapid Application Development ("RAD") environment, a fourth generation application language for SERVICECENTER or ASSETCENTER'S customization capabilities.

SERVICECENTER APPLICATIONS

PROBLEM MANAGEMENT. The problem management application automates the process of reporting and tracking specific problems or classes of problems associated with an enterprise network computing environment. Help desk personnel open problem tickets using templates specific to the class of problem reported.

PROBLEM RESOLUTION. The problem management application works together with the Company's IR EXPERT, a text search expert system that employs advanced technology to allow network operators to retrieve relevant information. This application assists in problem solving, based on prior solutions. The IR EXPERT reduces a user's question, or query, to a number of "terms," refining the query to fit knowledge in the database and can then search resolution databases using related terms. This application is self-learning, so the customer does not have to perform any work to keep the knowledge base up to date.

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

REQUEST MANAGEMENT. The request management application automates and tracks an organization's equipment and services ordering process from initial request through installation and follow-up. Using SERVICECENTER, an end-user identifies and orders products or services from a catalog of items. SERVICECENTER then consolidates requests, forwards orders through an organization's standard approval and order processing procedures, and consolidates orders by vendor. End-users can track the status of requests through SERVICECENTER at all times.

SERVICE LEVEL AGREEMENT MANAGEMENT. Service Level Agreement (SLA) Management is designed to simplify the task of SLA management by providing an automated, real-time view of SLA performance. It provides a single, centralized repository of SLA information and automated data feeds in network health and technician performance. It can also help prioritize problem resolution to ensure that SLA metrics are achieved.

WORK MANAGEMENT. Work Management is designed to help managers better balance the demands for service and support based on the priority of tasks and the skill set of the workforce. Work Management will automatically allocate unassigned or incomplete problem tickets to individuals. The manager can also assign new work, view progress on assigned items, or reassign work based on changing properties using the drag and drop interface.

ASSETCENTER is an application suite that of manages the portfolio of investments contained within an organization's infrastructure. ASSETCENTER automatically retrieves technical data and alarms/alerts from the most common network inventory and administration tools including Microsoft SMS, Tally Systems NetCensus, Hewlett Packard OpenView, and IBM Tivoli. ASSETCENTER also includes interfaces with enterprise resource planning (ERP) systems such as SAP AG, Oracle Corporation, PeopleSoft, Inc., and J.D. Edwards & Company. ASSETCENTER is a client/server, multi-platform and multi-database system, integrating advanced workflow functionality. ASSETCENTER manages financial information in any currency or currencies, including the euro.

ASSETCENTER APPLICATIONS

ASSET MANAGEMENT. The Asset Management application provides a comprehensive inventory of an organization's equipment, users, suppliers, and contracts. The application provides detailed descriptions of software licenses acquired and their associated rights in order to reconcile them with the software actually installed. Asset Management allows users to track assets throughout their life cycle, from the initial purchase request to retirement.

LEASE MANAGEMENT. Lease Management manages the contractual aspects of leasing and rental by returning, updating and renewing equipment through alarm and messaging features. The application also includes a wide range of methods for calculating lease terms and permits users to evaluate different financing alternatives.

PROCUREMENT MANAGEMENT. This application manages the acquisition of IT products including assets, consumables and services. Procurement Management covers the entire purchasing cycle: request, approval, estimate, issuance of purchase orders, delivery and receipt. The application allows users to set up authorization procedures as well as automatic reordering based on user-defined restocking criteria.

COST MANAGEMENT. Cost Management features analytic and budgetary functions that allow tracking, control, and allocation of IT related expenses. The application allows users to track costs related to each asset, including both capital and operational expenses (E.G., training, service calls) and to measure the costs of ownership for each asset. The application also allows users to compare accounting and physical inventories to determine the correct valuation of balance sheet assets.

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

         The Company believes that the ability to deliver new and enhanced products to customers is a key success factor. The Company has historically developed its products through a consultative process with existing and potential customers. The Company expects that continued dialogue with such existing and potential customers may result in enhancements to existing products and the development of new products, including product suites designed for a specific market segment. The Company has in the past devoted and expects in the future to continue to devote a significant amount of resources to developing new and enhanced products. The Company currently has a number of product development initiatives underway. There can be no assurance that any enhanced products, new products or product suites will be embraced by existing or new customers. The failure of these products to achieve market acceptance would have a material adverse effect on the Company's business, results of operations, and financial condition.

         The Company's research and development expenditures in fiscal 1996, 1997, and 1998 were $7.7 million, $5.9 million, and $8.4 million, respectively, representing 33%, 17%, and 14% of total revenues in the respective periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The market for the Company's products is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part on its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. The Company's product development efforts are expected to continue to require substantial investments by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or enhanced products. In addition, there can be no assurance that such products will achieve market acceptance, or that the Company's current or future products will conform to industry requirements. The inability of the Company, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

TECHNOLOGY

         The Company's products rely on a number of standard, commercially available technologies for relational database storage and retrieval and client/server communications. The Company's products are designed to support a range of implementations of infrastructure management applications and the Consolidated Service Desk within medium sized organizations to large enterprises. The Company has developed other technologies designed to provide a comprehensive environment to build, deploy, and customize a range of applications.

         The Company commenced integration of the SERVICECENTER and ASSETCENTER product suites shortly after completion of the acquisition of Apsylog. The Company has a phased plan for converging the technologies. The first phase, completed in 1998, integrates SERVICECENTER and ASSETCENTER using a replication scheme called the Peregrine Repository Interface Manager ("PRIM"). PRIM allows SERVICECENTER and ASSETCENTER to manage simultaneously data describing infrastructure assets as though they were in the same database. The Company's product objective is to merge the technologies of the two product suites, retaining the best technology from each and maintaining an upgrade path for current customers.

THREE-TIERED ARCHITECTURE. The Company's database, business rules, and presentation technologies create a three-tiered client/server architecture intended to provide scalability and flexibility. The tiers are logically separated, allowing changes to the database design or the graphical interface to be made without requiring changes to the business rules or other related tiers.

EASY CUSTOMIZATION/EXTENSION. In order to make the software fit the customers' needs, the Company's products provide a number of tools that enable customers to customize and extend SERVICECENTER and ASSETCENTER. The design of the database, the contents and appearance of the user interface, and the business rules can be modified using the Company's standard tools provided with the system.

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

DISTRIBUTED SERVICES. The Company has distributed a database technology that provides replication services and the capability to move work from one SERVICECENTER system to another. These services are database vendor independent and contain knowledge of the application schema.

ADAPTERS. The Company provides adapters to industry standard APIs, such as SMTP e-mail, and leading vendors products. These adapters expand the reach of the Company's products by allowing them to interact with other products currently in the customer's environment. The Company has also created adapters that permit the system to communicate using e-mail, beeper, fax and Lotus Notes. The adapters also provide communication with third party network management tools such as Hewlett Packard's OpenView, CA-Unicenter, Tivoli's TME, Cabletron Spectrum, Sun's SunNet Manager and others. In addition, the Company has created an open API permitting software developed by third parties, end-users or the Company's Professional Services group to be integrated into the system.

INTELLIGENT AGENTS. The Company provides intelligent agents that gather and feed information to SERVICECENTER. The agents provide automated inventory gathering and problem determination data for use in problem resolution and management of an IT environment. The agents permit help desk personnel to open, update, and close trouble tickets based on criteria provided by the customers.

JAVA CLIENT The Company plans to introduce a Jave-based SERVICECENTER GUI client this year. The Java client duplicates the functionality of the SERVICECENTER GUI, allowing access to the entire SERVICECENTER system via the internet (world wide web).

SALES AND MARKETING

         The Company sells its software and services in both North America and internationally primarily through a direct sales force. In addition to the Company's San Diego headquarters, the North American sales force is located in the metropolitan areas of Atlanta, Chicago, Houston, San Francisco, New York, and Washington, D.C. The international sales force is located in the metropolitan areas of Amsterdam, Copenhagen, Frankfurt, London, Munich, and Paris. The Company's sales model focuses on telephone and network communications for product demonstrations and product sales. When necessary, however, the Company's sales force will also travel to customer locations and pursue a consultative sales process. In addition to its direct sales strategy, the Company is continuing to pursue indirect distribution channels. In the Pacific Rim and Latin America, the Company has established a network of channel partners. In North America, the Company has established a network of regional, national and strategic integrators. When sold through direct channels, the sales cycle for the product is typically six to nine months depending on a number of factors, including the size of the transaction and the level of competition which the Company encounters in its selling activities. This sales cycle is typically extended 90 days for product sales through indirect channels.

         In the last year, the Company has devoted significant resources to restructuring and building its marketing organization. In the course of this restructuring, the marketing organization has launched a new corporate marketing strategy emphasizing the Company's objective to be the leading infrastructure management solution worldwide. As part of its marketing strategy, the Company has implemented the infrastructure management strategy throughout its marketing programs such as seminars, monthly executive briefings, direct mailings, industry trade shows, advertising and public relations. The Company plans to continue to expand its marketing organization in an effort to broaden the Company's market presence.

         The Company has significantly increased the size of its sales force over the last year and expects to continue hiring sales personnel, both domestically and internationally, over the next twelve months. Competition for qualified sales personnel is intense in the software industry. The Company also expects to increase the number of its regional, national, and strategic integrators, domestically and internationally. Any failure by the Company to expand its direct sales force or other distribution channels could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company believes that its continued growth and profitability will require expansion of its international operations, particularly in Europe, Latin America, and the Pacific Rim. The Company intends to expand its international operations and enter additional international markets, either directly or through international distribution or similar arrangements, which will require significant management attention and financial resources. Competition for suitable distribution partners is intense in many markets outside North America. There can be no assurance that the Company will be successful in attracting and retaining qualified international distributors or that it will be successful in implementing direct sales programs in selected international markets. If the Company is unable to obtain qualified international distribution partners or is otherwise unable to successfully penetrate important international markets, the Company's business, results of operations, and financial condition could be materially and adversely affected.

         In addition, continued international expansion poses a number of risks associated with conducting business outside the United States, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls, or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell, and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

         The Company's Professional Services group provides technical consulting and training to assist customers in implementing its products.

         The Company provides a range of consulting services. Basic consulting services include analyzing user requirements and providing the customer with a starter system that will quickly demonstrate significant benefits of its products. More advanced consulting services include providing turn-key implementations using the Company's Advanced Implementation Methodology, which begins with a structured analysis to map the customer's business rules onto the Company's service desk tools, continues with the technical design and construction, and finishes with system roll out. Implementation assistance frequently involves process reengineering and the development of interfaces between the Company's products and legacy systems and other tools or systems.

         The Company offers training courses in the implementation and administration of its products for a fee. On a periodic basis, the Company offers product training at its facilities in San Diego and London for customers and channel partners. Customer-site training is also available.

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

COMPETITION

         The market for the Company's products is highly competitive, fragmented, and subject to rapid technological change and frequent new product introductions and enhancements. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc. (now a division of Tivoli Systems, Inc. ("Tivoli"));
(ii) customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications;
(iii) information technology and systems management companies such as International Business Machines Corporation ("IBM"), Computer Associates International, Inc. ("Computer Associates"), Network Associates, Inc. (recently formed as a result of the business combination of McAfee Associates, Inc. and Network General Corporation), and Hewlett-Packard Company ("Hewlett-Packard") through its recent acquisition of PROLIN; (iv) providers of asset management software; and (v) the internal information technology departments of those companies with help desk requirements. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for enterprise infrastructure management applications expands. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties or large software companies could acquire or establish alliances with smaller competitors of the Company. The Company expects software industry consolidation to occur in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, the Company's ability to sell its products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have recently acquired providers of help desk software products. The decision of one or more providers of system management products to close their systems to competing vendors like the Company, or to bundle their infrastructure management and/or help desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy, could have an adverse effect on the Company's ability to sell its products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

         The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources than the Company. In addition, the Company believes that its future financial performance will depend in large part on its success in developing an integrated product line of software applications to manage all aspects of the enterprise infrastructure, including management of IT, plant and facilities, communication systems, and distribution systems, and to create organizational awareness of the benefits to be obtained from an integrated approach to infrastructure management.

INTELLECTUAL PROPERTY

         The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. In particular, the Company may provide its licensees with access to its data model and other proprietary information underlying its licensed applications. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

         As of March 31, 1998, the Company employed 340 persons, including 110 in sales and marketing, 49 in research and development, 32 in customer support, 69 in professional services, and 80 in finance and administration. Of the Company's employees, 118 are located in Europe and the remainder are located in North America. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union (other than statutory unions required by law in certain European countries). The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal administrative, sales, marketing, support, research and development and training functions are located at its headquarters facility in San Diego, California. The Company currently occupies 95,110 square feet of space in the San Diego facility, and the underlying leases extend through August 2003. Management believes that its current facilities are adequate to meet its needs through the next twelve months. An additional 13,310 square feet of leased space at the San Diego headquarters is subleased to JMI Services, Inc., an affiliate of the Company.

         The Company also leases office space for sales, marketing, and professional services staff in the metropolitan areas of Atlanta, Chicago, Houston, New York, San Francisco, and Washington, D.C. In Europe, the Company leases space in the metropolitan areas of Amsterdam, Copenhagen, Frankfurt, London, Munich, and Paris for European sales, customer support, professional services, and administration.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is party to various legal proceedings or proceedomgs claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended March 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Company's executive officers as of March 31, 1998.


        NAME                                     AGE                 POSITION
        ----                                     ---                 ---------
Stephen P. Gardner (1).........................   44    President, Chief Executive Officer and
                                                          Director
David A. Farley................................   42    Vice President, Finance, Chief Financial
                                                          Officer and Director
David G. Fisher (2)............................   40    Vice President, Marketing
William G. Holsten.............................   61    Vice President, Professional Services
Gary  A. Hughes (3)............................   34    Vice President, Worldwide Customer Support
Frederic B. Luddy..............................   43    Vice President, North American Research and
                                                          Development
Richard T. Nelson.............................    38    Vice President, Secretary, and General
                                                          Counsel
Douglas S. Powanda............................    41    Vice President, Worldwide Sales
Gilles Queru (4)..............................    39    Vice President, Corporate Development
Steven S. Spitzer.............................    39    Vice President, Channel Sales

(1) Mr. Gardner commenced acting as President and Chief Executive Officer and a member of the Board of Directors in April 1998.
(2)      Mr. Fisher resigned from such position in April 1998.
(3) Mr. Hughes commenced acting as Vice President, Worldwide Customer Support in April 1998.
(4) Mr. Queru commenced acting as Vice President, Corporate Development in April 1998.

         STEPHEN P. GARDNER has served as the Company's President and Chief Executive Officer and a member of the Board of Directors since April 1998. From January 1998 until April 1998, Mr. Gardner served as Executive Vice President and the Company's Principal Executive Officer. From May 1997 until January 1998, Mr. Gardner served as Vice President, Strategic Acquisitions. From May 1996 until May 1997, Mr. Gardner served as president of Thunder & Lightning Company, an internet software start-up company. From March 1995 until May 1996, Mr. Gardner served as president of Alpharel, Inc., a document management software company. From March 1993 until March 1995, Mr. Gardner served as a vice president of Data General Corporation, a manufacturer of multiuser computer systems, peripheral equipment, communications systems, and related products. From October 1988 until March 1993, Mr. Gardner served in various capacities with Groupe Bull, and most recently as founder and president of its Integris Business Unit, a systems integration and software company owned by Groupe Bull of France.

         DAVID A. FARLEY has served as the Company's Vice President, Finance, and Chief Financial Officer and as a member of the Board of Directors since October 1995. Mr. Farley served as Secretary of the Company from October 1995 until February 1997. From November 1994 to November 1995, Mr. Farley was Vice President, Finance, and Chief Financial Officer and a director of XVT Software Inc. ("XVT"), a development tools software company. From December 1984 until October 1994, Mr. Farley held various accounting and financial positions at BMC Software, Inc., a vendor of software utilities for IBM mainframe computing environments, most recently as Chief Financial Officer and as a director.

         DAVID G. FISHER served as the Company's Vice President, Marketing from April 1996 until April 1998. From March 1993 to April 1996, Mr. Fisher was Vice President of Sales and Marketing for Restrac, Inc., a developer and vendor of recruitment and staffing software applications. From February 1991 to March 1993, Mr. Fisher was Vice

President of Worldwide Marketing for Continuum, Inc., a developer and vendor of insurance and banking software applications.

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

         GARY A. HUGHES has served as the Company's Vice President, Worldwide
Customer Support since April  1998.   From January 1998 until April 1998 Mr.
Hughes served as Director of Worldwide Customer Support. From August 1997 until January 1998 Mr. Hughes served as Manager, Systems Engineers. Mr. Hughes served as Alternate Channels Manager from October 1995 until August 1997, Development Manager from December 1994 until October 1995, and Vice President, Customer Support from December 1993 until December 1994. Mr. Hughes joined the Company in July 1989 as a customer support representative and held various positions in the customer support department until December 1994.

         FREDERIC B. LUDDY has served as the Company's Vice President, North American Research and Development and Chief Technology Officer since January 1998. From October 1995 until January 1998, Mr. Luddy served as Product Architect for the Company's SERVICECENTER product suite. From April 1990 until October 1995, Mr. Luddy served as a Product Author for the Company's SERVICECENTER product suite.

         RICHARD T. NELSON has served as the Company's General Counsel since November 1995, as Vice President since October 1996 and as Secretary since February 1997. From August 1991 until November 1995, Mr. Nelson was an associate in the Houston, Texas office of Jackson & Walker LLP, a law firm.

         DOUGLAS S. POWANDA has served as the Company's Vice President, Worldwide Sales since January 1998. From September 1995 until January 1998, Mr. Powanda served as Vice President, International Sales. From June 1994 until September 1995, he served as the Company's Vice President, North American Sales. He was the Company's Director of Sales for Europe from September 1993 until June 1994, Regional Sales Manager from December 1992 to August 1993, and Senior Accounts Manager from February 1992 until December 1992.

         GILLES QUERU has served as the Company's Vice President, Corporate Development since April 1998. Mr Queru joined the Company as President of Apsylog S.A. ("Apsylog") in September 1997 as a result of the Apsylog Acquisition. Mr. Queru founded Apsylog in 1987 and served as its Chief Executive Officer and Chairman of its Board of Directors until the Apsylog Acquisition. Prior to forming Apsylog, Mr. Queru held several management positions with Hewlett-Packard, a developer and manufacturer of computer and imaging product hardware.

         STEVEN S. SPITZER has served as the Company's Vice President, Channel Sales since August 1997. From 1986 until August 1997, Mr. Spitzer held various positions with FileNet Corporation, a provider of workflow, document- imaging, and electronic document management software solutions, most recently as Vice President, Channel Sales.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PRGN" since the Company's initial public offering in April 1997. The following table sets forth for the periods indicated, the high and low closing sales prices reported on the Nasdaq National Market. Prior to April 1997, there was no established public trading market for the Company's Common Stock.

                                                         HIGH              LOW
                                                      ---------         ---------
         Fiscal Year Ended March 31, 1999:
           First Quarter (through June 26, 1998). . .  $28.000           $18.250
         Fiscal Year Ended March 31, 1998:
           Fourth Quarter . . . . . . . . . . . . . .  $19.125           $12.500
           Third Quarter. . . . . . . . . . . . . . .   17.500            12.000
           Second Quarter . . . . . . . . . . . . . .   20.250            14.000
           First Quarter. . . . . . . . . . . . . . .   15.625             8.500

         As of May 31, 1998, the Company had issued and outstanding 19,264,932 shares of its Common Stock held by 275 stockholders of record. The Company estimates that there are approximately 1,800 beneficial stockholders.

DIVIDEND POLICY

         The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 1997, the Company issued an aggregate of 50,000 shares of Common Stock pursuant to a restricted stock agreement. The shares under this agreement vest incrementally over ten years, subject to earlier vesting over six years contingent upon the Company's achieving certain financial milestones. Those shares were subsequently registered for resale on Form S-8/S-3 in January 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company presented below as of March 31, 1994, 1995, 1996, 1997, and 1998 and for each of the years in the five-year period ended March 31, 1998, are derived from the consolidated financial statements of Peregrine Systems, Inc. and its subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of March 31, 1997 and 1998 and for each of the years in the three-year period ended March 31, 1998, and the report of independent public accountants thereon, are included elsewhere in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                         YEAR ENDED MARCH 31,
                                                         ------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                         ------      ------      ------      ------      ------
                                                                  (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses .......................................... $  6,714    $  9,137    $ 11,642    $ 20,472    $ 38,791
    Maintenance and services ..........................    9,046      10,491      12,124      14,563      23,086
                                                        --------    --------    --------    --------    --------
       Total revenues .................................    5,760      19,628      23,766      35,035      61,877

  Costs and expenses:
    Cost of licenses ..................................      322         393         415         215         326
    Cost of maintenance and services ..................    3,457       3,573       3,526       4,661      10,326
    Sales and marketing ...............................    6,118       9,549      11,820      15,778      22,728
    Research and development ..........................    4,670       7,089       7,742       5,877       8,394
    General and administrative ........................    1,898       2,943       4,529       3,816       6,463
    Acquired in-process research and development ......     --          --          --          --        34,775
                                                        --------    --------    --------    --------    --------
        Total costs and expenses ......................   16,465      23,547      28,032      30,347      83,012
                                                        --------    --------    --------    --------    --------
    Operating income (loss) ...........................     (705)     (3,919)     (4,266)      4,688     (21,135)
    Interest income (expense) and other ...............      (30)      3,970        (286)       (478)        839
                                                        --------    --------    --------    --------    --------
    Income (loss) from continuing operations before
     income taxes .....................................     (735)         51      (4,552)      4,210     (20,296)
    Income tax expense (benefit) ......................     --          --          --        (1,592)      5,358
                                                        --------    --------    --------    --------    --------
    Income (loss) from continuing operations ..........     (735)         51      (4,552)      5,802     (25,654)
    Loss from discontinued operations:
       Loss from operations ...........................     --          --           781        --          --
       Loss on disposal ...............................     --          --         1,078        --          --
                                                        --------    --------    --------    --------    --------
          Loss from discontinued operations ...........     --          --        (1,859)       --          --
                                                        --------    --------    --------    --------    --------
    Net income (loss) ................................. $   (735)   $     51    $ (6,411)   $  5,802    $(25,654)
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
    Net income (loss) per share - diluted .............                         $  (0.52)   $   0.39    $  (1.48)
                                                                                --------    --------    --------
                                                                                --------    --------    --------
    Shares used in per share calculation ..............                           12,331      14,964      17,380
                                                                                --------    --------    --------
                                                                                --------    --------    --------


                                                                                MARCH 31,
                                                         ------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                         ------      ------      ------      ------      ------
                                                                              (in thousands)
BALANCE SHEET DATA:
  Cash, cash equivalents, and short-term investments..   $   587    $     57    $    437    $    305     $21,977
  Working capital (deficit) ..........................    (3,045)     (4,118)     (9,697)     (4,065)     25,572
  Total assets .......................................     6,689       9,787      13,817      19,738      56,737
  Total debt .........................................     1,319       1,540       5,208       3,866       1,117
  Stockholders' equity (deficit) .....................    (2,859)     (2,197)     (8,450)     (2,849)     30,601

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

OVERVIEW

         The Company develops, markets, and supports an integrated suite of applications that automates the management of complex, enterprise-wide information and infrastructure assets. In 1995, the Company commenced sales of SERVICECENTER, the Company's Enterprise Service Desk product suite. During fiscal 1998 the Company expanded the strategic concept of its product line implementing its Infrastructure Management strategy and executing on that strategy with its acquisition in September 1997 of United Software, Inc., including its wholly-owned subsidiary Apsylog S.A. ("Apsylog Acquisition"). As a result of the Apsylog Acquisition, the Company acquired its ASSETCENTER asset management product suite. SERVICECENTER and ASSETCENTER are currently available for the Windows NT and UNIX platforms, and SERVICECENTER continue to be available for the MVS platform.

         Since the release of SERVICECENTER in July 1995, and until the Apsylog Acquisition, SERVICECENTER accounted for substantially all of the Company's license revenues. Since the Apsylog Acquisition, SERVICECENTER and ASSETCENTER together have accounted for substantially all of the Company's license revenues. In addition, for the year ended March 31, 1998, over 85% of the Company's license sales of SERVICECENTER and ASSETCENTER have been attributable to UNIX and Windows NT platforms.

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

         During fiscal 1998, the Company determined that customer needs required a more comprehensive solution for control and management of their infrastructure assets, including availability of assets, minimizing investments and expense, consolidating data, and interfacing to enterprise applications. Accordingly, the Company refocused its marketing strategy and product positioning to focus on this Infrastructure Management strategy. The Company's focus on the Infrastructure Management strategy, the Company's rapid growth, and the Apsylog Acquisition have resulted in continuing efforts to rebuild the Company's senior management team, redefine the product development strategy, establish a comprehensive marketing strategy, and strengthen the Company's financial and budgeting processes.

         The Company's revenues are derived from product licensing, maintenance and services. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. The Company also provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the product. In fiscal 1996, 1997, and 1998, maintenance and services revenues represented 51%, 42%, and 37% of total revenues, respectively. The Company has sold its original PNMS software to a sizable installed base of customers, many of whom have recently transitioned to SERVICECENTER. The Company's installed customer base has generated a consistent level of maintenance revenues. In fiscal 1996, 1997, and 1998, more than 90% of the Company's customers renewed their maintenance agreements.

         Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of the Company's products. Revenues from consulting and training services are recognized as the respective services are performed.

         The Company currently derives substantially all of its license revenues from the sale of SERVICECENTER and ASSETCENTER and expects them to account for a significant portion of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of the SERVICECENTER and ASSETCENTER product suites, including future enhancements. Factors adversely affecting the pricing of, demand for or market acceptance of the SERVICECENTER and ASSETCENTER product suites, such as competition or technological change, could have a material adverse effect on the Company's business, operating results, and financial condition.

         The Company conducts business overseas in a number of foreign currencies, principally the British Pound, the Deutsche Mark and the French Franc. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Although the Company currently derives no revenues from highly inflationary economies, the Company is expanding its presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition. The Company has implemented a foreign currency forward hedging program. The hedging program consists primarily of using 30-day forward-rate currency contracts. Currency contracts are in accordance with SFAS No. 52 and receive hedge accounting treatment. Accordingly, to the extent properly hedged by obligations denominated in local currencies, the Company's foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that the Company's hedging activities will adequately protect the Company against such risk.

         To date the Company's Pacific Rim sales activity has not been material. Accordingly, the Company's operations and financial conditions have not been materially impacted by the recent Asian financial crisis.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues.

                                                               MARCH 31,
                                                       --------------------------
                                                        1996      1997      1998
                                                       ------    ------    ------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses..................................          49.0%     58.4%     62.7%
    Maintenance and services .................          51.0      41.6      37.3
                                                       ------    ------    ------
       Total revenues ........................         100.0     100.0     100.0
  Costs and expenses:
    Cost of licenses .........................           1.7       0.6       0.5
    Cost of maintenance and services .........          14.9      13.3      16.7
    Sales and marketing ......................          49.7      45.0      36.7
    Research and development .................          32.6      16.8      13.6
    General and administrative ...............          19.1      10.9      10.4
    Acquired in-process research and
     development .............................           --        --       56.2
                                                       ------    ------    ------
        Total costs and expenses .............         118.0      86.6     134.1
                                                       ------    ------    -------
    Operating income (loss) ..................         (18.0)     13.4     (34.1)
    Interest income (expense) and other, net .          (1.2)     (1.4)      1.3
                                                       ------    ------    ------
    Income (loss) from continuing operations
     before income taxes......................         (19.2)     12.0     (32.8)
    Income tax expense (benefit) .............           --       (4.5)      8.7
                                                       ------    ------    ------
    Income (loss) from continuing operations .         (19.2)     16.5     (41.5)
    Loss from discontinued operations:
      Loss from operations ...................          (3.3)      --        --
      Loss on disposal .......................          (4.5)      --        --
                                                       ------    ------    ------
        Loss from discontinued operations ....          (7.8)      --        --
                                                       ------    ------    ------
    Net income (loss) ........................         (27.0)%    16.5%    (41.5)%
                                                       ------    ------    ------
                                                       ------    ------    ------

FISCAL YEARS ENDED MARCH 31, 1996, 1997, AND 1998

REVENUES

         Total revenues were $23.8 million, $35.0 million, and $61.9 million in fiscal 1996, 1997, and 1998, respectively, representing year-to-year increases of 47% between 1996 and 1997 and 77% between 1997 and 1998.

LICENSES. License revenues were $11.6 million, $20.5 million, and $38.8 million in fiscal 1996, 1997, and 1998, respectively, representing 49%, 58%, and 63% of total revenues in the respective periods. The increases in license revenues are attributable to increased demand for new licenses of SERVICECENTER (and following the Apsylog Acquisition, licenses for ASSETCENTER), additional seats purchased by existing SERVICECENTER customers, higher average transaction sizes, more effective corporate marketing programs, improved sales force productivity, expansion of the Company's domestic and international sales forces, and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997.

MAINTENANCE AND SERVICES. Maintenance and services revenues were $12.1 million, $14.6 million, and $23.1 million in fiscal 1996, 1997, and 1998, respectively, representing 51%, 42%, and 37% of total revenues in the respective periods. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers and maintenance revenues included as part of new licenses and an increased number of consulting engagements related to implementation of software from initial license agreements.

COSTS AND EXPENSES

COST OF LICENSES. Cost of licenses revenues was $415,000, $215,000, and $326,000 for fiscal 1996, 1997, and 1998, respectively, representing 2%, 1%, and 1% of total license revenues in the respective periods.

COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenues was $3.5 million, $4.7 million, and $10.3 million in fiscal 1996, 1997, and 1998, respectively, representing 29%, 32%, and 45% of total maintenance and services revenues in the respective periods. The dollar and percentage increases in 1998 are attributable to an increase in customer support personnel and professional services personnel in connection with the corresponding increase in professional services revenue and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997. Cost of maintenance and services increased as a percentage of related revenues because of increased labor costs.

SALES AND MARKETING. Sales and marketing expenses were $11.8 million, $15.8 million, and $22.7 million in fiscal 1996, 1997, and 1998, respectively, representing 50%, 45%, and 37% of total revenues in the respective periods. The dollar increases are attributable to the significant expansion of both the North American and international sales forces, increases in marketing personnel, the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997, and to moderate operating expense increases. Sales and marketing expenses have decreased as a percentage of total revenues from fiscal 1996 through fiscal 1998 as a result of revenues increasing at a faster rate. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

RESEARCH AND DEVELOPMENT. Research and development expenses were $7.7 million, $5.9 million, and $8.4 million in fiscal 1996, 1997, and 1998, respectively, representing 33%, 17%, and 14% of total revenues in the respective periods. The dollar and percentage decreases from fiscal 1996 to fiscal 1997 are due primarily to the full year effect of the Company's divestiture of the entire mainframe software development portion of its business in October 1995. The dollar increase from fiscal 1997 to fiscal 1998 is due primarily to the increased dollar amount of product author commissions, an increase in the number of personnel in the Research and Development department, and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997. Research and development expenses have decreased as a percentage of total revenues from fiscal 1996 through fiscal 1998 as a result of revenues increasing at a faster rate.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.5 million, $3.8 million, and $6.5 million in fiscal 1996, 1997, and 1998, respectively, representing 19%, 11%, and 10% of total revenues in the respective periods. The dollar increase from 1997 to 1998 is attributable primarily to costs associated with administrative personnel additions to support growth and, management restructuring, and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997. The decrease from fiscal 1996 to 1997 was attributable to the costs incurred in the fiscal 1996 management restructuring.

PROVISION FOR INCOME TAXES/INCOME TAX BENEFIT

         The Company did not incur any significant income taxes during fiscal 1996 due to operating losses. In fiscal 1997, the Company recorded an income tax benefit of $1.6 million resulting from the utilization of a portion of the Company's available net operating loss carryforwards as an offset against taxable income. In fiscal 1998, the Company recorded an income tax expense of $5.4 million. As of March 31, 1997 and 1998, the Company had net operating loss carryforwards of approximately $290,000 and $8.5 million, respectively, for federal income tax purposes which expire beginning in 2004. Utilization of the net operating losses may be subject to annual limitations resulting from certain changes in ownership of the Company. At March 31, 1998, the Company also has foreign net operating loss carryforwards of approximately $5.8 million. The Company has recorded a valuation allowance to partially offset the carrying value of its net deferred tax assets due to uncertainty surrounding its realization. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that all or part of the deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any future decrease in the valuation allowance will be recorded as a reduction in goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

         Until April 1997, the Company financed its operations through bank borrowings and private sales of Common Stock. In fiscal 1996, the Company received net proceeds from bank borrowings of $3.7 million. In fiscal 1997, the Company's net repayments totaled $1.3 million. In fiscal 1997, the Company received proceeds of $700,000 from the sale of a product line. In fiscal 1996 and 1997, the Company invested cash in the amounts of $3.5 million and $566,000, respectively, for purchases of property and equipment including computer hardware and software to support the Company's growing employee base and to relocate to its new San Diego headquarters and training facility. In fiscal 1996, the Company generated $584,000 in cash from operations, but a net cash use of $738,000 by a discontinued business resulted in an overall cash use by the Company of $154,000 in connection with operating activities. In fiscal 1997, the Company generated $3.2 million in cash from operations, which was reduced by a net cash use of $1.3 million by a discontinued business resulting in $1.9 million net cash provided from operations. In fiscal 1998, the Company generated $1.7 million in cash from operations, which was reduced by a net cash use of $170,000 by a discontinued business resulting in $1.5 million net cash provided by operations.

         In April 1997, the Company completed the initial public offering of its Common Stock, which resulted in net proceeds to the Company of $19.3 million.

         The Company has a $5.0 million revolving credit line which expires July 31, 1998, pursuant to which there is no outstanding balance at March 31, 1998. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at March 31, 1998). The line of credit is secured by accounts receivable, equipment, and certain other assets of the Company. The borrowing facility also provides for a foreign exchange facility, under which the maximum principal amount of foreign exchange transactions which may mature during any two day period is $2.0 million.

         The Company believes that the net proceeds from its initial public offering in April 1997, together with its current cash and short-term investments balances, cash available under its bank facilities and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

YEAR 2000 RISKS

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

         The Company utilizes third party equipment and software that may not be Year 2000 compliant and is conducting an internal audit of products provided by outside vendors to determine if such third party products are Year 2000 compliant. Although such audit is not yet completed, the Company has received assurances from suppliers of all third party software that the Company deems material to its business that such software is Year 2000 compliant. Failure of such third party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. If key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if the Company was to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on its results of operations and financial conditions.

         The Company is still assessing the impact the Year 2000 issue will have on its proprietary software products and internal information systems and will take appropriate corrective actions based on the results of such analyses. Management of the Company has not yet determined the costs related to achieving Year 2000 compliance but does not believe such costs will be material. To the extent the cost of achieving Year 2000 compliance are material, such costs will have a material adverse effect on its business, results of operations, and financial condition.

         In the ordinary course of its business, the Company tests and evaluates its own software products and believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process, and output information related to such data. There can be no assurances, however, that the Company will not subsequently learn that certain of its software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If any licensees experience Year 2000 problems, such licensees could assert claims for damages.

         In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have an adverse effect on the business, results of operations, and financial condition of the Company.

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

         HISTORY OF OPERATING LOSSES. Through March 31, 1998, the Company has recorded cumulative net losses of approximately $41.5 million, including approximately $34.8 million related to the write-off of acquired in-process research and development in connection with the Apsylog Acquisition. In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues until the acquisition of ASSETCENTER, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the years ended March 31, 1997 and 1998 (excluding the impact of the $34.8 million charge related to acquired in-process research and development in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; LENGTHY SALES CYCLE; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, (i) the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis; (ii) market demand for the Company's software; (iii) the size, timing and contractual terms of significant orders; (iv) the timing and significance of new software product announcements or releases by the Company or its competitors; (v) changes in pricing policies by the Company or its competitors; (vi) changes in the Company's business strategies; (vii) budgeting cycles of its potential customers; (viii) changes in the mix of software products and services sold; (ix) changes in the mix of revenues attributable to domestic and international sales; (x) the impact of acquisitions of competitors; (xi) seasonal trends; (xii) the cancellations of licenses or maintenance agreements; (xiii) product life cycles; (xiv) software defects and other product quality problems; (xv) and personnel changes. The Company has historically operated with little or no backlog and has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         PRODUCT CONCENTRATION. The Company currently derives substantially all of its license revenues from the sale of its SERVICECENTER and ASSETCENTER suites of applications and expects them to account for a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of SERVICECENTER and ASSETCENTER, including future enhancements. Factors adversely affecting the pricing of, demand for, or market acceptance of SERVICECENTER or ASSETCENTER, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition.

         DEPENDENCE ON MARKET ACCEPTANCE OF INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS. Until recently, the Company's product strategy has focused on integrating a broad array of IT management applications with other traditional internal help desk applications to create an Enterprise Service Desk capable of managing multiple aspects of an enterprise's IT structure. In recent years, the Company's license revenues have derived principally from sales of its SERVICECENTER suite of IT management applications. In September 1997, the Company broadened its IT infrastructure management product suite by acquiring ASSETCENTER, an asset management product line, through the Apsylog Acquisition. In addition, the Company has increased the functionality of SERVICECENTER to manage aspects of the enterprise infrastructure not necessarily related to IT. In May 1997, the Company announced that it had entered a definitive agreement to acquire Innovative Tech Systems, Inc., a provider of facilities management software ("Innovative"). Innovative's product strategy has focused on providing building and facilities management software applications and its license revenues have consisted entirely of sales of its Span-FM application suite. In acquiring Innovative, the Company intends to further broaden its product line beyond traditional IT infrastructure management to offer a more comprehensive product suite capable of managing a business enterprise's IT infrastructure, its physical plant and facilities, its communications infrastructure, and its distribution systems.

         In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, the Company believes that a market for integrated enterprise-wide infrastructure management solutions, including applications for IT management, asset management, building and facilities management, communications resource management, and distribution systems management, is evolving from existing requirements for specific IT management solutions. Nevertheless, the existence of such a market is unproven. Any failure of such a market to develop would have a material adverse effect on the Company's business, results of operations, or financial condition. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of one or more of SERVICECENTER or ASSETCENTER, or, if the acquisition of Innovative is completed, Span-FM, could have a material adverse effect on the Company's business, results of operations, and financial condition.

         INTEGRATION OF INNOVATIVE TECH SYSTEMS INTO THE COMPANY'S BUSINESS. The acquisition of Innovative is anticipated to close in the Company's September 1998 quarter, subject to approval by shareholders of Innovative and certain other conditions. The acquisition will require integration of two geographically separated companies that have previously operated independently. The Company believes that the acquisition will further its strategy to provide customers with a complete infrastructure management software solution. No assurance can be given that difficulties will not be encountered in integrating the product offerings and operations of the Company, that the Company will successfully complete and commercialize new products currently in development or develop any new products, that the marketing, distribution, or other operational benefits and efficiencies anticipated from integration of the respective businesses and products of the Company will be achieved, or that employee morale will not be adversely affected as a result of the acquisition and the resulting integration. Such integration could result in a diversion of management's time and attention, which could have a material adverse effect on revenues and results of operations at either or both of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations or of integrating personnel with disparate business backgrounds and different corporate cultures. There can be no assurance that either Company will retain its key personnel, that the combined engineering teams will successfully cooperate and realize any technological benefits, that they will benefit from the broader distribution and marketing opportunities available through the Company or that the Company will benefit from the broader product offerings available, or that the Company will realize any of the other anticipated benefits of the acquisition. Any failure to integrate the businesses and technologies of the companies successfully or any failure to realize the anticipated benefits of the acquisition could have a material adverse effect on the business, results of operations, and financial condition of the Company.

         In addition, the public announcement or consummation of the acquisition could result in the cancellation, termination, or nonrenewal of arrangements with Innovative's suppliers, distributors, or customers, or the loss of certain key employees, or the termination of negotiations or delays in ordering by prospective customers of Innovative as a result of uncertainties that may be perceived to result from the acquisition. For example, customers or potential customers of Innovative who utilize enterprise service desk, asset management, or other infrastructure management software, including help desk software, marketed by competitors of Innovative could terminate or delay orders due to perceived uncertainties over Innovative's continued commitment to provide products and enhancements or support services for its products used in conjunction with such competing enterprise software. Any significant amount of cancellations, terminations, delays, or nonrenewals of arrangements with either company or loss of key employees or termination of negotiations or delays in ordering could have a material adverse effect on Innovative's business, results of operations, and financial condition of either company, particularly in the quarter ending July 31, 1998 and other near-term quarters.

         RISKS ASSOCIATED WITH OTHER PEREGRINE ACQUISITIONS. In addition to the Apsylog Acquisition and the acquisition of Innovative, the Company may make acquisitions of, or significant investments in, businesses that offer complementary products, services, and technologies and that further the Company's strategy of providing an integrated infrastructure management software solution. There can be no assurances, however, that the Company will make any additional acquisitions in the future. Any such future acquisitions or investments would present risks commonly encountered in acquisitions of businesses. Such risks include, among others, the difficulty of assimilating the technology, operations, or personnel of the acquired business, the potential disruption of the Company's on-going businesses, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel, clients, or technologies, the maintenance of uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, shares of Company Common Stock, or a combination of cash and Company Common Stock. In the event of such an acquisition or investment, the factors described herein could have a material adverse effect on the Company's business, results of operation, and financial condition.

         DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL. The Company's success will depend to a significant extent on the continued service of its senior management and certain other key employees of the Company, including selected sales, consulting, technical and marketing personnel. None of the Company's employees, including its senior management, is bound by an employment or non-competition agreement, and the Company does not maintain key man life insurance on any employee. The loss of the services of one or more of the Company's executive officers or key employees or the decision of one or more of such officers or employees to join a competitor or otherwise compete directly or indirectly with the Company could have a material adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's executive officers, including its President and Chief Executive Officer, Chief Financial Officer, and certain operating vice presidents, have been employed by the Company for a relatively short period of time. Since joining the Company, the new management team has devoted substantial effort in refocusing the Company's product, sales and marketing strategies. In connection with such changes, the Company restructured its sales and marketing departments, which resulted in the replacement of a significant number of employees. Although management believes that this restructuring has benefited the Company, many of the Company's current employees have been with the Company for only a limited period of time.

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

         The Company's ability to achieve anticipated revenues is also dependent in part upon its ability to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase their reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary, including as a result of limitations imposed by federal immigration laws and the availability of visas issued thereunder, could have a material adverse effect on the business and results of operations of the Company.

         In particular, foreign computer professionals such as the type utilized by the Company typically become eligible for employment by obtaining a nonimmigrant visa commonly known as an H-1B. The Immigration Act of 1990 limits the number of available H-1B visas to 65,000 per year. This limitation was reached for the first time approximately one month prior to the federal government's fiscal year ending September 30, 1997. In a notice published on May 11, 1998, the Immigration and Naturalization Service announced that the 65,000 annual limitation on H-1B visas had already been reached for the federal government's fiscal year ending September 30, 1998. As a result, computer professionals from other countries who need an H-1B visa in order to be eligible for employment will not be eligible for employment in the United States until after October 1, 1998 at the earliest. Currently, legislation is pending in the United States Congress which, if passed in its present form, would increase the number of H-1B visas available. It is impossible to predict whether such legislation will ultimately become law. Likewise, it is impossible to predict what effect any future changes in the federal immigration laws will have on the business, results of operations, or financial condition of the Company.

         COMPETITION. The market for the Company's products is highly competitive, fragmented and subject to rapid technological change and frequent new product introductions and enhancements. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc. (now a division of Tivoli); (ii) customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications; (iii) information technology and systems management companies such as IBM, Computer Associates, Network Associates, Inc. (recently formed as a result of the business combination of McAfee Associates, Inc. and Network General Corporation), and Hewlett Packard through its acquisition of PROLIN; (iv) providers of asset management software; and (v) the internal information technology departments of those companies with help desk requirements. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for enterprise infrastructure management applications expands. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties, or large software companies could acquire or establish alliances with smaller competitors of the Company. The Company expects software industry consolidation to continue in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, the Company's ability to sell its products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett Packard. Both Tivoli and Hewlett Packard have recently acquired providers of help desk software products. The decision of one or more providers of system management products to close their systems to competing vendors like the Company, or to bundle their infrastructure management and/or help-desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy, could have an adverse effect on the Company's ability to sell its products. Increased competition, including increased competition as a result of acquisitions of help desk and other infrastructure management software vendors by system management companies, is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations, and financial condition.

         MANAGEMENT OF GROWTH. The Company's business has grown substantially in recent periods, with total revenues increasing from $19.6 million in fiscal 1995 to $23.8 million in fiscal 1996 and to $35.0 million in fiscal 1997, and to $61.9 million in fiscal 1998. If the Company is successful in achieving its growth plans, including the integration of Apsylog and Innovative Tech, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. The Company's ability to compete effectively and to manage future growth, if any, and its future operating results will depend in part on the ability of its officers and other key employees to implement and expand operational, customer support and financial control systems and to expand, train and manage its employee base. In particular, in connection with the acquisitions, the Company will be required to integrate additional personnel and to augment or replace Innovative's existing financial and management systems. Such integration could result in a disruption of operations of the Company and could adversely affect the financial results of the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         EXPANSION OF DISTRIBUTION CHANNELS. The Company has historically sold its products through its direct sales force and a limited number of distributors and has provided maintenance and support services through its technical and customer support staff. In addition to continuing to invest in its direct sales force, particularly in North America where it has recently opened several new sales offices, the Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through system integrators and original equipment manufacturers ("OEMs") and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. To the extent the Company establishes distribution through such indirect channels, its agreements with channel partners may not be exclusive and such channel partners may also carry competing product lines. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

         INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. International sales represented approximately 29% and 36% of the Company's total revenues in both fiscal 1997 and fiscal 1998, respectively. The Company currently has international sales offices in London, Paris, Frankfurt, Munich, Amsterdam and Copenhagen. The Company believes that its continued growth and profitability will require continued expansion of its international operations, particularly in Europe, Latin America and the Pacific Rim. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources. In addition, the Company's international operations are subject to a variety of risks associated with conducting business internationally, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. In particular, recent instability in the Asian-Pacific economies and financial markets, could have an adverse effect on the Company's operating results in future quarters. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally and there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION. On January 1, 1999, certain member states of the European Economic Community (the "EEC") will fix their respective currencies to a new currency, the euro. On that day, the euro will become a functional legal currency within these countries. During the next three years, business in these EEC member states will be conducted in both the existing national currency, such as the French Franc or Deutsche Mark, and the euro. As a result, companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. The Company's ASSETCENTER product was originally developed for the European market and is capable of managing currency data measured in euros. The Company is still assessing the impact that the euro will have on its internal systems and the other products it sells, however. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the costs related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a material adverse affect on the Company's business, results of operations, and financial condition.



         RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT RISKS. The markets for the Company's products are subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. The Company's product development efforts are expected to continue to require substantial investments. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will achieve market acceptance, or that the Company's current or future products will conform to industry requirements. The inability of the Company, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on business, results of operations, and financial condition of the Company.

         Software products as complex as those offered by the Company may contain errors that may be detected at any point in a product's life cycle. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to their reputation, or increased service and warranty costs, any of which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

         DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT. The success of the Company will be, heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that either regards as proprietary. In particular, the Company may provide its respective licensees with access to its data model and other proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while the Company is able to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of the Company to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of the Company.

         The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to current or future products of the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

         PRODUCT LIABILITY. The license agreements which the Company enters with its customers typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of their products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A product liability claim brought against the Company could have a material adverse effect on its respective businesses, results of operations, and financial condition.

         CONTROL BY EXISTING STOCKHOLDERS. Based on shares outstanding as of May 31, 1998, the Company's officers, directors and their affiliates together beneficially own approximately 58.6% of the outstanding shares of the Company Common Stock. In particular, John J. Moores, Chairman of the Company Board, owns approximately 49.4% of the outstanding shares of the Company Common Stock. As a result, these stockholders will be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage potential bids to acquire the Company unless the terms of acquisition are approved by such stockholders.

         EFFECT OF CERTAIN COMPANY CHARTER PROVISIONS; LIMITATION OF LIABILITY OF DIRECTORS; ANTITAKEOVER EFFECTS OF DELAWARE LAW. The Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock. The Company Board has the authority to issue Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by Peregrine's stockholders. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of the Common

Stock and the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no current plans to issue any shares of Preferred Stock.

         Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to enhance the likelihood of continuity and stability in the composition of the Company Board and in the policies formulated by the Company Board and to discourage certain types of transactions which may involve an actual or threatened change of control of the Company. Such provisions are designed to reduce the vulnerability of the Company to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions are also intended to discourage certain tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for the Company's shares and, consequently, may also inhibit fluctuations in the market price of the Company's Common Stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in the management of the Company.

         The Company is subject to Section 203 of the Delaware General Corporation Law (the "Antitakeover Law"), which regulates corporate acquisitions. The Antitakeover Law prevents certain Delaware corporations, including those whose securities are listed for trading on the Nasdaq National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that such stockholder became an interested stockholder. For purposes of the Antitakeover Law, a "business combination" includes, among other things, a merger or consolidation involving Peregrine and the interested stockholder and the sale of more than 10% of the Company's assets. In general, the Antitakeover Law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of the Company and any entity or person affiliated with or controlling or controlled by such entity or person. A Delaware corporation may "opt out" of the Antitakeover Law with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from amendments approved by the holders of at least a majority of the company's outstanding voting shares. The Company has not "opted out" of the provisions of the Antitakeover Law.

         VOLATILITY OF TRADING PRICES. The Company completed its initial public offering of Common Stock in April 1997, prior to which time no public market existed for the Company's Common Stock. The market price of the Company's Common Stock has been subject to significant price and volume fluctuations and are expected to continue to be subject to significant price and volume fluctuations pending the anticipated acquisition of Innovative. In addition, following the acquisition, the Company Common Stock can be expected to be subject to significant price and volume fluctuations. A number of factors could affect the market price of the respective Companies' securities before the acquisition and the market price of Company Common Stock after the acquisition. These factors include any shortfall in revenues or net income from revenues or net income expected by securities analysts; announcements of new products by one of the Companies or its competitors; quarterly fluctuations in financial results or the results of other software companies, including those of direct competitors of the Company or Innovative; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for products of the Company or products of competitors; changes in revenue growth rates for the Company, or its competitors; sales of large blocks of Company Common Stock; and conditions in the financial markets in general. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that market prices of the Company Common Stock will not experience significant fluctuations in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 1998 Annual Meeting of Stockholders, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

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

         The following statements are filed as part of this Report:


                                                                               PAGE
                                                                              ------
         Report of Independent Public Accountants. . . . . . . . . . . . . . .  F-2
         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .  F-3
         Consolidated Statements of Operations . . . . . . . . . . . . . . . .  F-4
         Consolidated Statements of Stockholders' Equity (Deficit) . . . . . .  F-5
         Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  F-6
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  F-8

         2.  FINANCIAL STATEMENT SCHEDULES

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         3.  EXHIBITS


         EXHIBIT NO.       EXHIBIT TITLE
         -----------       -------------
         2.1    (h)        Agreement and Plan of Reorganization by and among
                           Peregrine Systems, Inc., Homer Acquisition Corporation
                           and Innovative Tech Systems, Inc., dated as of May 7,
                           1998.
         3.1    (c)        Amended and Restated Certificate of Incorporation filed
                           with the Secretary of State of Delaware on February 11,
                           1997.
         3.2    (c)        Bylaws, as amended.
         4.1    (c)        Specimen Common Stock Certificate.
         9.1    (h)        Form of Voting Agreement between Peregrine Systems, Inc.
                           and certain shareholders of Innovative Tech Systems,
                           Inc., dated as of May 7, 1998.
         10.1   (c)        Nonqualified Stock Option Plan, as amended, and
                           forms of Stock Option Agreement and Stock Buy-Sell
                           Agreement.
         10.2   (c)        1991 Nonqualified Stock Option Plan, as amended, and
                           forms of  Stock Option Agreement and Stock Buy-Sell
                           Agreement.
         10.3   (d)        1994 Stock Option Plan, as amended through
                           February 6, 1997, including 1995 Stock Option Plan
                           for French Employees.
         10.4   (d)        Form of Stock Option Agreement under 1994 Stock
                           Option Plan, as amended through February 6, 1997.
         10.5   (d)        1997 Employee Stock Purchase Plan and forms of
                           participation agreement thereunder.
         10.6   (d)        1997 Director Option Plan.
         10.7   (c)        Form of  Indemnification Agreement for directors and
                           officers.
         10.8   (e)        Loan Agreement dated November 13, 1995 by and
                           between the Registrant and NationsBank of Texas,
                           N.A., as amended through December 16, 1996.
         10.9   (c)        Sublease between the Registrant and JMI Services, Inc.
         10.10  (c)        Lease between the Registrant and the Mutual Life
                           Insurance Company of New York dated October 26, 1994,
                           as amended in August 1995, and Notifications of
                           Assignment dated June 14, 1996 and December 9, 1996
                           for the Registrant's headquarters at 12670 High Bluff
                           Drive, San Diego, CA.
         10.11  (c)        Lease between the Registrant and the Mutual Life
                           Insurance Company of New York dated October 26, 1994,
                           as amended in August 1995, and Notification of
                           Assignment dated December 9, 1996 for the
                           Registrant's headquarters at 12680 High Bluff Drive,
                           San Diego, CA.



         10.14  (c)        XVT Stock Option Agreement dated January 18, 1995
                           between the Registrant and Christopher Cole, as
                           amended on October 3, 1996.
         10.15  (d)        Restricted Stock Agreement dated November 1, 1995
                           between the Registrant and Alan Hunt.
         10.16  (d)        Restricted Stock Agreement dated November 1, 1995
                           between the Registrant and David Farley.
         10.17  (c)        Stock Option Agreement dated as of December 7,
                           1990 between the Registrant and Christopher Cole as
                           amended on October 26, 1995.
         10.18  (c)        Form of Stock Option Agreement under 1995 Stock Option
                           Plan for French Employees.
         10.19  (c)        Form of  Stock Option Agreement under 1997 Director
                           Option Plan.
         10.20  (h)        Nonsolicitation and Non-Hiring Agreement between
                           the Registrant and Douglas F. Garn, dated January 8,
                           1998.
         10.21  (g)        Certificate of Amendment, dated November 3, 1997,
                           for amendment of the 1994 Stock Option Plan.
         10.22  (b)        Executive Officer Incentive Program and Form of
                           Restricted Stock Agreement.
         10.23  (f)        Severance Settlement Agreement and Release of Claims
                           between the Registrant and Alan H. Hunt, dated January
                           30, 1998.
         11.1   (a)        Calculation of earnings per share.
         21.1   (b)        List of Subsidiaries of the Registrant.
         23.1A  (a)        Consent of Arthur Andersen, LLP, Independent Public
                           Accountants
         24.1   (a)        Power of Attorney
         27.1   (a)        Financial Data Schedule.

-----------------

(a)      Filed herewith.
(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-39891), which the Securities and Exchange Commission declared effective on November 19,1997.
(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-21483), which the Securities and Exchange Commission declared effective on April 8, 1997.
(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the Year ended March 31, 1997.
(e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(f) Incorporated by reference to the exhibit bearing the same number field with the Registrant's Quarterly report on Form 10-Q for the quarter ended December 31, 1997.
(g) Incorporated by reference to Exhibit 10.23 filed with the Registrant's Registration Statement on Form S08, which became effective upon its filing on January 22, 1998.
(h) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-4 (Registration Statement 333-57459), which the Securities and Exchange Commission declared effective on June 23, 1998.

-----------------

(b)      REPORTS ON FORM 8-K

         The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this report.

(c)      EXHIBITS

         See Item 14(a)(3) above.

(d)      FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Diego, California, this 29th day of June, 1998.

                                             PEREGRINE SYSTEMS, INC.


                                         By   /s/ STEPHEN P. GARDNER
                                             ----------------------------
                                                  Stephen P. Gardner
                                         President and Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS STEPHEN P. GARDNER AND DAVID A. FARLEY AND EACH OF THEM ACTING INDIVIDUALLY, AS HIS OR HER ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM OR HER IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:


         SIGNATURE                                     TITLE                                       DATE
  /s/ STEPHEN P. GARDNER                President, Chief Executive Officer,                  June 29, 1998
  -------------------------              and Director (Principal Executive
     (Stephen P. Gardner)                Officer)


  /s/ DAVID A. FARLEY                   Vice President, Finance, Chief                       June 29, 1998
  -------------------------              Financial Officer (Principal
     (David A. Farley)                   Financial and Accounting Officer)


  /s/ JOHN J. MOORES                    Chairman of the Board of Directors                    June 29, 1998
  -------------------------
     (John J. Moores)


  /s/ CHRISTOPHER A. COLE                Director                                             June 29, 1998
  -------------------------
     (Christopher A. Cole)


  /s/ RICHARD A. HOSLEY II               Director                                             June 29, 1998
  -------------------------
      (Richard A. Hosley II)


   /s/ CHARLES E. NOELL III              Director                                             June 29, 1998
  -------------------------
      (Charles E. Noell III)


   /s/ NORRIS VAN DEN BERG               Director                                             June 29, 1998
  -------------------------
      (Norris van den Berg)


                           PEREGRINE SYSTEMS, INC.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE
                                                                  ------
Report of Independent Public Accountants. . . . . . . . . . . .     F-2
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .     F-3
Consolidated Statements of Operations . . . . . . . . . . . . .     F-4
Consolidated Statements of Stockholders' Equity (Deficit) . . .     F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . .     F-6
Notes to Consolidated Financial Statements. . . . . . . . . . .     F-8


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Peregrine Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of Peregrine Systems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP



San Diego, California
April 22, 1998 (except with respect to the matter in Note 10, as to which the date is May 7, 1998)

                            PEREGRINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                              MARCH 31,
                                                                        --------------------
                                                                          1997        1998
                                                                        --------    --------
                                     ASSETS
Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $    305    $14,950
Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .        --      7,027
Accounts receivable, net of allowance for doubtful accounts of $220
  and $485, respectively . . . . . . . . . . . . . . . . . . . . . . .    10,191     16,761
Financed receivables . . . . . . . . . . . . . . . . . . . . . . . . .     1,182       --
Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . .     1,752      7,297
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       924      2,905
                                                                        --------    --------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .    14,354     48,940

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .     4,364      5,455
Goodwill and other . . . . . . . . . . . . . . . . . . . . . . . . . .     1,020      2,342
                                                                        --------    --------
                                                                        $ 19,738    $ 56,737
                                                                        --------    --------
                                                                        --------    --------

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Bank line of credit. . . . . . . . . . . . . . . . . . . . . . . . .  $  1,974    $  --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       916      2,337
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     6,249      9,310
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .     8,419     11,570
  Current portion of long-term debt. . . . . . . . . . . . . . . . . .       497        151
  Current portion of capital lease obligation. . . . . . . . . . . . .       364       --
                                                                        --------    --------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .    18,419     23,368
  Long-term debt, net of current portion . . . . . . . . . . . . . . .     1,395        966
  Deferred revenue, net of current portion . . . . . . . . . . . . . .     2,773      1,802
                                                                        --------    --------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . .    22,587      26,136
                                                                        --------    --------
  Stockholders' Equity (Deficit):
    Preferred stock, $0.001 par value, 5,000,000 shares authorized, no
     shares issued or outstanding. . . . . . . . . . . . . . . . . . .       --         --
    Common stock, $0.001 par value, 50,000,000 shares authorized,
     12,920,000 and 18,790,000 shares issued and outstanding,
     respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .        13          19
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . .    15,081      74,351
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (15,807)    (41,461)
    Unearned portion of deferred compensation. . . . . . . . . . . . .    (1,748)     (1,493)
    Cumulative translation adjustment. . . . . . . . . . . . . . . . .      (388)       (553)
    Treasury stock (at cost) . . . . . . . . . . . . . . . . . . . . .       --         (262)
                                                                         --------    --------

        Total stockholders' equity (deficit) . . . . . . . . . . . . .     (2,849)    30,601
                                                                         --------    --------
                                                                         $ 19,738    $56,737
                                                                         --------    --------
                                                                         --------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED MARCH 31,
                                                                ---------------------------------
                                                                   1996        1997        1998
                                                                ---------    --------    --------
Revenues:
  Licenses ..............................................        $ 11,642    $ 20,472    $ 38,791
  Maintenance and services ..............................          12,124      14,563      23,086
                                                                 --------    --------    --------
    Total revenues ......................................          23,766      35,035      61,877
                                                                 --------    --------    --------
Costs and Expenses:
  Cost of licenses ......................................             415         215         326
  Cost of maintenance and services ......................           3,526       4,661      10,326
  Sales and marketing ...................................          11,820      15,778      22,728
  Research and development ..............................           7,742       5,877       8,394
  General and administrative ............................           4,529       3,816       6,463
  Acquired in process research and development ..........             --          --       34,775
                                                                 --------    --------    --------
    Total costs and expenses ............................          28,032      30,347      83,012
                                                                 --------    --------    --------
    Operating income (loss) .............................          (4,266)      4,688     (21,135)
Interest income (expense) and other .....................            (286)       (478)        839
                                                                 --------    --------    --------
Income (loss) from continuing operations before income...
  taxes..................................................          (4,552)      4,210     (20,296)
Income tax expense (benefit) ............................           --         (1,592)      5,358
                                                                 --------    --------    --------
Income (loss) from continuing operations ................          (4,552)      5,802     (25,654)
                                                                 --------    --------    --------
Loss from discontinued business:
  Loss from operations ..................................             781        --          --
  Loss from disposal ....................................           1,078        --          --
                                                                 --------    --------    --------
Loss from discontinued business .........................          (1,859)       --          --
                                                                 --------    --------    --------

  Net Income (loss) .....................................        $ (6,411)   $  5,802    $(25,654)
                                                                 --------    --------    --------
                                                                 --------    --------    --------
Net income (loss) per share - basic:
Income (loss) from continuing operations ................        $  (0.37)   $   0.45    $  (1.48)
Loss from discontinued operations .......................           (0.15)       --          --
                                                                 --------    --------    --------
                                                                 --------    --------    --------
Net income (loss) per share .............................        $  (0.52)   $   0.45    $  (1.48)
                                                                 --------    --------    --------
                                                                 --------    --------    --------
Weighted average common shares outstanding ..............          12,331      12,920      17,380
                                                                 --------    --------    --------
                                                                 --------    --------    --------
Net income (loss) per share - diluted:
Income (loss) from continuing operations ................        $  (0.37)   $   0.39    $  (1.48)
Loss from discontinued operations .......................           (0.15)       --          --
                                                                 --------    --------    --------
Net income (loss) per share .............................        $  (0.52)   $   0.39    $  (1.48)
                                                                 --------    --------    --------
                                                                 --------    --------    --------
Weighted average common and common equivalent
  shares outstanding.....................................          12,331      14,964      17,380
                                                                 --------    --------    --------
                                                                 --------    --------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                           PEREGRINE SYSTEMS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (IN THOUSANDS)

                                                                                                           UNEARNED
                                                              NUMBER OF            ADDITIONAL            PORTION OF
                                                               SHARES       COMMON  PAID-IN  ACCUMULATED   DEFERRED
                                                             OUTSTANDING     STOCK  CAPITAL    DEFICIT   COMPENSATION
                                                             -----------   -------  ---------  ---------  ------------
Balance, March 31, 1995 ....................................  10,237      $    10   $ 9,044   $(11,273)      $  --
  Net loss .................................................    --           --        --       (6,411)         --
  Issuance of shares for XVT ...............................   2,018            2     3,923     (3,925)         --
  Issuance of common stock .................................      43         --          43       --            --
  Restricted stock shares granted ..........................     600            1     1,403       --          (1,404)
  Equity adjustment from foreign currency translation ......    --           --        --         --            --
                                                               ------     -------   -------   --------       -------
Balance, March 31, 1996 ....................................  12,898           13    14,413    (21,609)       (1,404)
  Net income ...............................................    --           --        --        5,802          --
  Issuance of common stock .................................      22         --          37       --            --
  Compensation expense related to restricted
   stock and options........................................    --           --        --         --             287
  Deferred compensation related to options granted..........    --           --         631       --            (631)
  Equity adjustment from foreign currency translation.......    --           --        --         --            --
                                                               ------     -------   -------   --------        -------
Balance, March 31, 1997 ....................................  12,920           13    15,081    (15,807)       (1,748)
  Net loss .................................................    --           --        --      (25,654)         --
  Issuance of common stock in IPO, net of issuance
   costs of $1,181 .........................................   2,300            2    18,069       --            --
  Stock options exercised and restricted stock granted (net)   1,654            2     2,792       --            --
  Stock issued for Apsylog acquisition .....................   1,916            2    30,504       --            --
  Stock option tax benefit .................................    --           --       7,905       --            --
  Compensation expense related to restricted stock
   and options .............................................    --           --        --         --             414
  Deferred compensation related to options granted..........    --           --        --         --            (159)
  Stock repurchased ........................................    --           --        --         --            --
  Equity adjustment from foreign currency translation ......    --           --        --         --            --
                                                               ------     -------   -------   --------        -------
Balance, March 31, 1998 ....................................  18,700       $   19   $74,351   $(41,461)      $(1,493)
                                                               ------     -------   -------   --------        -------
                                                               ------     -------   -------   --------        -------

                                                                                            TOTAL
                                                              CUMULATIVE                STOCKHOLDERS'
                                                              TRANSLATION    TREASURY       EQUITY
                                                              ADJUSTMENT      STOCK        (DEFICIT)
                                                              ----------    ----------  -------------
Balance, March 31, 1995 ....................................  $   22         $   --      $ (2,197)
  Net loss .................................................     --              --        (6,411)
  Issuance of shares for XVT ...............................     --              --           --
  Issuance of common stock .................................     --              --            43
  Restricted stock shares granted ..........................     --              --           --
  Equity adjustment from foreign currency translation ......     115             --           115
                                                              --------       --------    ---------
Balance, March 31, 1996 ....................................     137             --        (8,450)
  Net income ...............................................     --              --         5,802
  Issuance of common stock .................................     --              --            37
  Compensation expense related to restricted
   stock and options........................................     --              --           287
  Deferred compensation related to options granted..........     --              --           --
  Equity adjustment from foreign currency translation.......    (525)            --          (525)
                                                              --------        --------   ---------
Balance, March 31, 1997 ....................................    (388)            --        (2,849)
  Net loss .................................................     --              --       (25,654)
  Issuance of common stock in IPO, net of issuance
   costs of $1,181 .........................................     --              --        18,071
  Stock options exercised and restricted stock granted (net)     --              --         2,794
  Stock issued for Apsylog acquisition .....................     --              --        30,506
  Stock option tax benefit .................................     --              --         7,905
  Compensation expense related to restricted stock
   and options .............................................     --              --           414
  Deferred compensation related to options granted..........     --              --          (159)
  Stock repurchased ........................................     --             (262)        (262)
  Equity adjustment from foreign currency translation ......     165             --          (165)
                                                              --------         --------  ---------
Balance, March 31, 1998 ....................................  $ (553)          $(262)    $ 30,601
                                                              --------         -------   ---------
                                                              --------         -------   ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           PEREGRINE SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                                                    YEAR ENDED MARCH 31,
                                                                              -------------------------------
                                                                                1996      1997         1998
                                                                              -------   --------    ---------
Cash flows from operating activities:
  Net income (loss) .......................................................   $(6,411)   $ 5,802     (25,654)
  Adjustments to reconcile net income (loss) to net cash, excluding effects of acquisitions, provided by (used in) operating activities:
     Depreciation and amortization ........................................     1,540      1,838       2,119
     Loss from discontinued business ......................................     1,859       --          --
     Gain on sale of fixed assets .........................................       (93)      --          --
     Charge for acquired research and development .........................      --         --        34,775
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable ................................................    (2,416)    (3,936)     (7,164)
       Financed receivables ...............................................      --       (1,182)      1,182
       Deferred tax assets ................................................      --       (1,752)     (5,545)
       Other current assets ...............................................       311       (163)     (1,116)
       Accounts payable ...................................................       714       (499)        674
       Accrued expenses ...................................................     2,464      2,458         512
       Deferred revenue ...................................................     2,364      1,381       1,361
       Other ..............................................................       252       (705)        534
                                                                              -------   --------    ---------
                                                                                  584      3,242       1,678
                                                                              -------   --------    ---------
       Net cash used by discontinued business .............................      (738)    (1,303)       (170)
                                                                              -------   --------    ---------
         Net cash provided by (used in) operating activities ..............      (154)     1,939       1,508
                                                                              -------   --------    ---------
Cash flows from investing activities:
  Purchases of short-term investments .....................................      --         --       (45,732)
  Maturities of short-term investments ....................................      --         --        38,705
  Purchases of property and equipment .....................................    (3,516)      (566)     (2,427)
  Proceeds from sale of product line ......................................      --          700        --
  Proceeds from sale of subsidiary and fixed assets, net ..................       653       --          --
  Cash acquired in acquisition ............................................      --         --           582
                                                                              -------   --------    ---------
       Net cash provided by (used in) investing activities ..............      (2,863)       134      (8,872)
                                                                              -------   --------    ---------
Cash flows from financing activities:
  Proceeds (repayment) on bank line of credit, net ........................     1,514       (855)     (3,387)
  Proceeds from long-term debt ............................................     3,508        287        --
  Repayments of long-term debt ............................................    (1,354)      (774)     (2,541)
  Issuance of common stock ................................................        15         37      28,770
  Treasury stock purchased ................................................      --         --          (262)
  Principal payments under capital lease obligation .......................      (401)      (375)       (406)
                                                                              -------   --------    ---------
       Net cash provided by (used in) financing activities ................     3,282     (1,680)     22,174
                                                                              -------   --------    ---------
Effect of exchange rate changes on cash ...................................       115       (525)       (165)
                                                                              -------   --------    ---------
Net increase (decrease) ...................................................       380       (132)     14,645
Cash and cash equivalents, beginning of year ..............................        57        437         305
                                                                              -------   --------    ---------
Cash and cash equivalents, end of year ....................................   $   437   $    305    $ 14,950
                                                                              -------   --------    ---------
                                                                              -------   --------    ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           PEREGRINE SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS) (CONTINUED)

                                                                                   YEAR ENDED MARCH 31,
                                                                                 -------------------------
                                                                                  1996     1997      1998
                                                                                 ------   ------   -------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest ................................................................    $  389     $400    $    38
    Income taxes ............................................................    $   36     $ 27    $   622
Supplemental Disclosure of Noncash Investing and Financing Activities:
  Stock issued and other noncash consideration for acqusition ...............    $3,925     $ --    $38,617
Realization of the benefit of certain Apsylog net operating loss carryforwards
 through the reduction of goodwill ..........................................      --         --    $ 1,794

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PEREGRINE SYSTEMS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


THE COMPANY

     Peregrine Systems, Inc. ("Peregrine" or the "Company") is a leading provider of Infrastructure Management solutions. Infrastructure Management unites the unique disciplines of the Consolidated Service Desk and Enterprise Asset Management through utilizing common shared data. The Company develops, markets, and supports SERVICECENTER and ASSETCENTER. SERVICECENTER is an integrated suite of applications that automates the management of complex, enterprise-wide information technology ("IT") infrastructures. ASSETCENTER is an application suite that adds the essential dimension of managing the portfolio of investments contained within an organization's infrastructure. These product suites are designed to meet the IT infrastructure management requirements of large organizations and are distinguished by their breadth of functionality and their ability to be deployed across all major hardware platforms and network operating systems and protocols. The Company sells its software and services in both North America and internationally through both a direct sales force and through business partnerships.

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

     Cost of license revenues consists primarily of amounts paid to third-party vendors, product media, manuals, packaging materials, personnel and related shipping costs. Cost of maintenance and services revenues consists primarily of salaries, benefits, and allocated overhead costs incurred in providing telephone support, consulting services, and training to customers.

Deferred revenue primarily relates to customer support fees, which have been paid by customers in advance of the performance of these services.

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

     A significant portion of the Company's revenues are from its SERVICECENTER and ASSETCENTER products and related services. Any factor adversely affecting the pricing of, demand for or market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "Factors that May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete analysis of risks affecting the Company's business.

CASH AND CASH EQUIVALANTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight repurchase agreements and money market accounts. The carrying amount reported for cash and cash equivalents approximates its fair value.

SHORT-TERM INVESTMENTS

     The company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Short-term investments consist of tax-exempt municipal auction rate preferred stock with original maturities at date of purchase beyond three months and less than twelve months. These securities are classified as held-to-maturity and are carried at amortized cost. The amount of gross unrealized gains or gross unrealized losses were not significant.

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

FINANCED RECEIVABLES

     Financed receivables represent trade accounts receivable for which the original payment terms extend beyond the Company's customary net 45 payment terms. These receivables are substantially all due within the next twelve months. Amounts due greater than one year from the balance sheet date are included in other assets in the accompanying consolidated financial statements. The majority of these long-term receivables relate to items included in long-term deferred revenues.

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

LONG-LIVED ASSETS

     The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of March 31, 1998, management believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.


GOODWILL

     Goodwill is carried at cost less accumulated amortization, which is being provided on a straight line basis over five years.

CAPITALIZED COMPUTER SOFTWARE

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. During the three years in the period ended March 31, 1998, no software development costs were capitalized as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred.

FOREIGN CURRENCY TRANSLATION AND RISK MANAGEMENT

     Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. Translation gains or losses of the Company's foreign subsidiaries are not included in operations but are reported as a separate component of stockholders' equity (deficit). The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations, while not significant in amount, are included in the results of operations.

     The Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.
All foreign exchange forward contracts are designated as and effective as a hedge and are inversely correlated to the hedged item as required by generally accepted accounting principles.

     Gains and losses on the contracts are included in other income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Effective fiscal year 1998, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share." SFAS No.128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted
average number of common shares outstanding during the period.   Diluted
earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the year ended March 31, 1997. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the years ended March 31, 1998 and March 31, 1996, the diluted loss per share calculation excludes effects of outstanding stock options
as such inclusion would be anti-dilutive.   The following table provides
reconciliation of numerators and denominators used in calculating basic and diluted earnings per share for the prior three years.



                                                                           For the Years Ended March 31,
                                                                      --------------------------------------
                                                                         1996          1997          1998
                                                                      ----------     --------      ---------
 Net income (loss)...............................................     $  (6,411)     $  5,802      $(25,654)
                                                                      ---------      --------      --------
                                                                      ---------      --------      --------
 BASIC EARNINGS PER SHARE:
       Income (loss) available to common shareholders............     $  (6,411)     $  5,802      $(25,654)
       Weighted average common shares outstanding................        12,331        12,920        17,380
                                                                      ---------      --------      --------
 Basic earnings (loss) per share.................................     $  ( 0.52)     $   0.45      $  (1.48)
                                                                      ---------      --------      --------
                                                                      ---------      --------      --------
 DILUTED EARNINGS PER SHARE:
       Income (loss) available to common shareholders............     $  (6,411)     $  5,802      $(25,654)
                                                                      ---------      --------      --------
                                                                      ---------      --------      --------
       Weighted average common shares outstanding................        12,331        12,920        17,380

       Common stock options outstanding (unless anti-dilutive)...           -           2,044           -
                                                                      ---------      --------      --------
 Total weighted average common shares and equivalants............        12,331        14,964        17,380
                                                                      ---------      --------      --------
 Diluted earnings (loss) per share...............................     $  ( 0.52)     $   0.39      $  (1.48)
                                                                      ---------      --------      --------
                                                                      ---------      --------      --------

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expense, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in fiscal year 1999.

Management believes the adoption of SFAS No. 130 will not have a material effect on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," regarding operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report entity-wide disclosures about products and services, major customers, and material countries in which the entity holds assets and reports revenue. SFAS No. 131 requires limited segment data on a quarterly basis. The Company will adopt SFAS No. 131 in the first quarter in fiscal year 1999. Management believes the adoption of SFAS No. 131 will not have a material effect on its consolidated financial statements.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company will adopt SOP 97-2 in its fiscal year 1999. The Company anticipates that SOP 97-2 will not have a material impact on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants, issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning the capitalization of costs related to such software. The Company will adopt SOP 98-1 in its fiscal year 2000. The Company anticipates that SOP 98-1 will not have a material impact on its consolidated financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This Statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. The Company will adopt SOP 98-5 in its fiscal year 2000. The Company has not yet determined the impact, if any, the adoption of the accounting and disclosure provisions of SOP 98-5 will have on the Company's financial statements, results of operations or related disclosure thereto.

2.  ACQUISITION

     In September 1997, the Company completed the acquisition of all of the outstanding stock of United Software, Inc., a developer of decision software solutions designed for asset management. The consideration given for the stock of United Software included 1,916,220 shares of Peregrine Systems common stock valued at $15.92 per share or $ 30,506,000 plus an additional $8,111,000 of expenses directly related to the acquisition and assumption of net liabilities of United Software.

     The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the net liabilities assumed based on their estimated fair market values. In connection with the acquisition, the Company received an appraisal of the intangible assets, which indicated that approximately $34.8 million represented in-process research and development. The acquired in-process research and development was expensed in the quarter ended September 30, 1997. In addition, the company recorded goodwill of $2.1 million that is being amortized on a straight line basis over five years.

     The following table presents the unaudited pro forma results assuming the Company had acquired United Software at the beginning of fiscal years 1997 and 1998, respectively. Net income and diluted earnings per share amounts have been adjusted to exclude the write-off of acquired in process research and development of $34.8 million and include the goodwill amortization of $420,000 for the twelve months ended March 31, 1997 and 1998. This information may not necessarily be indicative of the future combined results of the Company.


                                        (IN THOUSANDS EXCEPT PER SHARE  DATA)
                                             FOR THE YEARS ENDED MARCH 31,
                                                      1997          1998
                                                   ----------     ---------
     Revenues...........................           $   41,503     $  63,171
     Net income.........................           $      670     $   8,340



     Diluted earnings per share.........           $     0.04     $    0.40
     Basic earnings per share...........           $     0.05     $    0.43

3. BALANCE SHEET COMPONENTS

      Other current assets consists of the following (in thousands):

                                                             MARCH 31,
                                                       --------------------
                                                         1997       1998
                                                        --------   --------
     Prepaid expenses and other....................     $    326   $  2,661
     Employee advances.............................          198        244
     Receivable from sale of product line..........          400        -
                                                        --------   --------
                                                        $    924   $  2,905
                                                        --------   --------
                                                        --------   --------

    Property and equipment consists of the following (in thousands):

                                                               MARCH 31,
                                                         --------------------
                                                            1997        1998
                                                         -------      -------
     Furniture and equipment......................       $7,319      $10,219
     Leasehold improvements.......................        1,963         2,249
                                                         -------      -------
                                                          9,282        12,468
     Less accumulated depreciation................       (4,918)       (7,013)
                                                         -------      -------
                                                         $4,364       $ 5,455
                                                         -------      -------
                                                         -------      -------

      Accrued expenses consist of the following (in thousands):

                                                               MARCH 31,
                                                         --------------------
                                                          1997         1998
                                                         -------      -------
     Employee compensation........................       $1,631       $ 2,745
     Commissions..................................        2,499         3,494
     Other........................................        2,119         3,071
                                                         -------      -------
                                                         $6,249       $ 9,310
                                                         -------      -------
                                                         -------      -------

4. DEBT

LINE OF CREDIT

     Effective July 1, 1997, the Company entered into an agreement for a line of credit facility that provides for maximum borrowings of $5.0 million and expires on July 31, 1998. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at March 31, 1998). The line of credit is collateralized by the Company's accounts receivable, equipment, and certain other assets. In addition, the debt agreement contains certain covenants, the most significant of which places certain restrictions on future borrowings and acquisitions above specified levels. The Company is required to maintain certain financial ratios and minimum equity balances. The agreement also provides for a foreign exchange facility, under which the maximum principal amount of foreign exchange transactions which may mature during any two day period is $2.0 million. The Company did not have an outstanding balance on the line of credit at March 31, 1998.





LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                MARCH 31,
                                                           ------------------
                                                            1997       1998
                                                           -------   --------
Note payable to bank. Note secured by trade receivables,
  fixed assets and guaranteed by the majority stockholder.
  Interest at prime (8.5% as of March 31, 1997). Equal
  monthly installments of principal of $37 plus interest,
  repaid in 1998.........................................  $1,612     $   -
Note payable to lessor. Unsecured; interest at 8%.
  Monthly payments of principal and interest of $4.2
  through November 2003..................................     234         227
French Government Agency loans.  Interest of up to 6.55%,
  due in 2000............................................     -           762
Other....................................................      46         128
                                                           -------    --------
                                                            1,892       1,117
Less current portion.....................................    (497)       (151)
                                                           -------    --------
                                                           $1,395     $   966
                                                           -------    --------
                                                           -------    --------

     Scheduled principal payments on long-term debt due as of March 31, 1998 are as follows (in thousands):

 1999...........................................................        $   151
 2000...........................................................            808
 2001...........................................................             39
 2002...........................................................             43
 2003...........................................................             47
 2004...........................................................             29
                                                                        -------
                                                                         $1,117
                                                                        -------
                                                                        -------

5. INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                              MARCH 31,
                                                     ------------------------
                                                        1997          1998
                                                     ----------     ---------
 Deferred tax assets:
      Net operating loss carryforwards.............  $    1,356     $   5,497
      Deferred maintenance revenue.................       1,148         1,452
      Other........................................         960         1,324
                                                     ----------     ---------
                                                          3,464         8,273

 Deferred tax liabilities:
      Depreciation.................................        (295)         (168)
      Deferred revenue.............................        (160)          -
                                                     ----------     ---------
                                                          3,009         8,105
 Valuation allowance...............................      (1,257)         (808)
                                                     ----------     ---------
 Net deferred tax assets...........................  $    1,752     $   7,297
                                                     ----------     ---------
                                                     ----------     ---------

     As of March 31, 1998, the Company had net operating loss carryforwards of approximately $8.5 million for domestic federal and state income tax reporting purposes, which expire beginning in 2004. In certain circumstances, as specified in the Internal Revenue Code, a fifty percent or more ownership change by certain combinations of the Company's stockholders during any three year period could result in a limitation on the Company's ability to utilize portions of its domestic net operating loss carryforwards. The Company currently has net operating loss carryforwards of approximately $1.2 million that may be subject to these limitations. As of March 31, 1998, the Company also has foreign net operating loss carryforwards of approximately $5.8 million. See Note 9 for a table of foreign and domestic components of operating income (loss).

     A valuation allowance in the amount set forth in the table above has been recorded to properly reflect a portion of the deferred tax assets due to uncertainties surrounding its realization. The current valuation allowance relates to assets acquired in the Company's acquisition of United Software, Inc. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Any future decrease in the valuation allowance will be recorded as a reduction to goodwill.

     A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows (in thousands):

                                                        MARCH 31,
                                      ------------------------------------------
                                        1996         1997       1998      RATE
                                      --------    ---------   -------    -------
 Federal tax at the statutory rate... $(2,180)    $    980    $ 4,923    34.00 %
 State tax, net of federal benefit...    (385)         173        869     6.00 %
 Foreign losses (not benefited)......     418         -           -         -
 Other...............................     227          140         16     0.11 %
 Change in valuation allowance.......   1,920       (2,885)      (449)   (3.10)%
                                      --------    ---------   -------    -------
 Total income tax provision.......... $    -      $ (1,592)   $ 5,359    37.01 %
                                      --------    ---------   -------    -------
                                      --------    ---------   -------    -------

     The amounts stated in the table above for the year ended March 31, 1998 exclude a $34,775,000 expense for acquired in-process research and development relating to the Company's acquisition of United Software, Inc.

The income tax provision (benefit) consisted of the following (in thousands):

                                                             MARCH 31,
                                                      -----------------------
                                                        1997           1998
                                                      ---------     ---------
 Current
     Federal.......................................   $      76        $5,197
     State.........................................          84         1,017
                                                      ---------     ---------
 Total current.....................................         160         6,214
                                                      ---------     ---------
 Deferred
      Federal......................................      (1,523)         (728)
      State........................................        (229)         (128)
                                                      ---------     ---------
 Total deferred....................................      (1,752)         (856)
                                                      ---------     ---------
 Total provision (benefit).........................     $(1,592)       $5,358
                                                      ---------     ---------
                                                      ---------     ---------

     The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital. The amount of this benefit for the year ended March 31, 1998 was $7,905,000.

6. COMMITMENTS AND CONTINGENCIES

     The Company leases certain buildings and equipment under noncancelable operating lease agreements. The leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases totaled approximately $1,961,000, $2,051,000 and $2,565,000 in fiscal 1996, 1997, and
1998, respectively.

     Future minimum lease payments under noncancelable operating leases, at March 31, 1998 are as follows (in thousands):

                                                           OPERATING
                                                             LEASES
                                                          ----------
 1999..................................................   $    2,407
 2000..................................................        2,286
 2001..................................................        2,278
 2002..................................................        2,381
 2003..................................................        2,448
 Thereafter............................................        1,543
                                                          ----------
      Total minimum lease payments.....................   $   13,343
                                                          ----------
                                                          ----------

     The Company subleases office space at its corporate headquarters to an affiliated company. The term of the sublease is from June, 1996 to October, 2003 and requires monthly rental payments of approximately $17,000.

     The Company pays commissions to employees who have authored certain of the Company's products based on a percentage of the respective product's sales. Commissions paid under such agreements are included in research and development expense in the accompanying consolidated statements of operations and were approximately $600,000, $1,100,000, and $1,700,000 for fiscal 1996, 1997, and
1998, respectively.

     The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 5,000,000, $0.001 par value, undesignated preferred shares, none of which were issued or outstanding at March 31, 1997 and 1998. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by the Company's stockholders.

STOCK OPTIONS

     The Company has three stock option plans, the Nonqualified Stock Option Plan ("1990 Plan"), the 1991 Nonqualified Stock Option Plan ("1991 Plan"), and the 1994 Stock Option Plan ("1994 Plan").

     The Company may no longer grant options under the 1990 and 1991 Plans. The Company may grant up to 4,990,000 options under the 1994 Plan. Under the Plans, the option exercise price is determined by the Board of Directors on a per-grant basis, but shall not be less than fair market value. Option grants under all three stock option plans generally vest over four years. During December 1996, the Company recorded $631,000 in deferred compensation related to the grant of 185,000 options. This deferred compensation is being amortized on a straight line basis to expense over the options' four year vesting period.

     A summary of the status of the Company's three stock option plans at March 31, 1996, 1997, and 1998 as well as changes during the periods then ended is as follows:

                                                      WEIGHTED                       WEIGHTED                         WEIGHTED
                                        SHARES         AVERAGE        SHARES          AVERAGE          SHARES          AVERAGE
                                        (000)       EXERCISE PRICE    (000)       EXERCISE PRICE       (000)        EXERCISE PRICE
                                      -----------   --------------  -----------   ---------------    -----------    --------------
                                             MARCH 31, 1996                   MARCH 31, 1997                  MARCH 31, 1998
                                      ----------------------------  -----------------------------    -----------------------------
 Outstanding, beginning of year....       3,041.2            $1.42      3,597.4             $1.79        4,061.3           $  2.08
                                          -------            -----      -------             -----        -------           -------
 Granted...........................       1,440.4             2.37        989.9              3.24        1,628.8             13.59
 Exercised.........................         (30.0)            1.01        (22.8)             1.64       (1,806.2)             1.50
 Canceled..........................        (854.2)            1.18       (503.2)              1.4         (285.5)            12.25
                                          -------            -----      -------             -----        -------           -------
                                                                                                                           -------
 Outstanding, end of year..........       3,597.4            $1.79      4,061.3             $2.08        3,598.4           $  6.77
                                          -------            -----      -------             -----        -------           -------
                                          -------            -----      -------             -----        -------           -------
 Exercisable, end of year..........       1,786.0            $1.34      2,171.7             $1.48        1,160.5           $  2.07
                                          -------            -----      -------             -----        -------           -------
                                          -------            -----      -------             -----        -------           -------
 Weighted average fair value
   of options granted..............                          $  -                           $  -                           $  7.64
                                                             -----                          -----                          -------
                                                             -----                          -----                          -------

     Because certain of the options awarded to date have been granted at significant premiums, under the minimum value pricing model the options were determined to collectively have no value. As a result, had compensation cost for stock options granted during the years ended March 31, 1996 and 1997 been determined consistent with SFAS No. 123, the Company's net income (loss) and related per share amounts on a pro forma basis would not be materially different as the per share amounts reported in the accompanying consolidated statements of operations for the years ended March 31, 1996 and 1997.

     Compensation cost for stock options granted during the year ended March 31, 1998 determined consistent with SFAS No. 123 would have reduced the Company's net income and related per share amounts on a pro-forma basis by $1.3 million and $0.07, respectively. The fair value of each option grant is estimated using the minimum value method of option pricing model with the following assumptions used in fiscal 1998: weighted average risk-free interest rate of 6.11 percent; volatility of 63.06 percent; expected dividend yields of 0.00 percent; and an expected life of 4 years.

RESTRICTED STOCK

     During fiscal 1996, the Company granted 600,000 shares of nontransferable common stock under restricted stock agreements to certain employees. These shares were valued at a fair value of $2.34. The restrictions lapse on the shares ten years from the date of grant or, if the Company achieves certain objectives for earnings growth from fiscal 1997 through fiscal 2002, or, on a change in control of the Company. The unearned portion of restricted stock is included in stockholders' deficit and is being amortized as compensation expense
on a straight-line basis over the vesting period.   During fiscal 1998, 202,000
of the above shares were canceled.

     During the fiscal year 1998, the Company granted an additional 50,000 shares of nontransferrable common stock under restricted stock agreements valued at $12.625. These shares vest over a six-year term and are currently being amortized as compensation expense over this term.

1997 EMPLOYEE STOCK PURCHASE PLAN

     In February 1997, the Board adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan ("Purchase Plan"). The Company has reserved 250,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each option purchase period, as defined. No shares were issued under the Purchase Plan during fiscal 1997 and 35,000 shares were issued under the Purchase Plan during fiscal 1998.

DIRECTOR OPTION PLAN

     In February 1997, the Board adopted, and the stockholders approved, the 1997 Director Option Plan ("Director Plan"). The Company has reserved 150,000 shares of common stock for issuance under the Director Plan.

The Director Plan provides an initial grant of options to purchase 25,000 shares of common stock to each new eligible outside director of the Company upon election to the Board. In addition, commencing with the 1998 Annual Stockholders meeting, such eligible outside directors are granted an option to purchase 5,000 shares of common stock at each annual meeting. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options may be granted for periods up to ten years and generally vest over four years. No grants were made under the Director Plan in fiscal 1997 and 1998.

8. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Employee Savings Plan ("Plan") covering substantially all employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to make contributions of up to 20 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company also contributes to the Plan by matching 25% of employee contributions. Amounts contributed to the Employee Savings Plan by the Company during fiscal 1996, 1997 and 1998 were $203,000, $189,000, and $200,000 respectively.

9. GEOGRAPHIC OPERATIONS

     The Company operates exclusively in the computer software industry. A summary of the Company's continuing operations by geographic area is presented below:



                                                         UNITED                    EUROPE &
                                                         STATES                     OTHER                  CONSOLIDATED
                                                        ---------                -----------               ------------
 Year ended March 31, 1996
      Revenues...................................         $16,818                  $  6,948                   $23,766
      Operating profit (loss)....................          (5,010)                      458                    (4,552)
      Identifiable assets........................           9,427                     4,390                    13,817

 Year ended March 31, 1997
      Revenues...................................         $24,925                   $10,110                    $35,035
      Operating profit (loss)....................           3,513                       697                      4,210
      Identifiable assets........................          14,353                     5,385                     19,738

 Year ended March 31, 1998
      Revenues...................................         $39,512                   $22,365                    $61,877
      Operating profit (loss)....................         (26,649)                    5,514                    (21,135)
      Identifiable assets........................          45,603                    11,134                     56,737



10.  SUBSEQUENT EVENT

     On May 7, 1998, the Company announced a definitive merger agreement with Innovative Tech Systems, Inc. to acquire all its outstanding common stock. The merger has been approved by the Board of Directors of both companies and is subject to approval by the shareholders of Innovative Tech Systems. Under the agreement, Innovative Tech Systems shareholders will receive 0.2341 shares of Peregrine stock for each share of Innovative stock. Based on market values of the outstanding stock values of both companies on May 7, consideration given for the acquisition would be $72.9 million plus acquisition related costs. The acquisition will be accounted for as a purchase and the Company expects to take a charge related to the purchase of in-process research and development, of substantially all of the acquisition price. It is anticipated that the transaction will be completed during the quarter ending September 30, 1998.