Form 10-K/A
period 1998-03-31
PEREGRINE SYSTEMS INC
filed 1998-07-30
CIK 1031107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          TO                  .

                       COMMISSION FILE NUMBER: 000-22209
                            ------------------------

                            PEREGRINE SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-3773312
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

                             12670 HIGH BLUFF DRIVE
                          SAN DIEGO, CALIFORNIA 92130
          (Address of principal executive offices, including zip code)

                                 (619) 481-5000
              (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on May 31, 1998, as reported on the Nasdaq National Market, was approximately $186,241,113. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 1997, the Registrant had 19,264,932 shares of Common Stock, $.001 par value, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Report on Form 10-K/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-K filed by Peregrine Systems, Inc., a Delaware Corporation ("Peregrine" or the "Company") on June 29, 1998, in compliance with General Instruction G(3) to Form 10-K.

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the executive officers of Peregrine and members of the Board of Directors of Peregrine (the "Peregrine Board") and their ages as of March 31, 1998:

                 NAME                       AGE                                    POSITION
--------------------------------------      ---      --------------------------------------------------------------------
Stephen P. Gardner (1)................          44   President, Chief Executive Officer and Director
David A. Farley.......................          43   Vice President, Finance, Chief Financial Officer and Director
William G. Holsten....................          61   Vice President, Professional Services
David G. Fisher (2)...................          40   Vice President, Marketing
Gary A. Hughes (3)....................          34   Vice President, Worldwide Customer Support
Frederic B. Luddy.....................          43   Vice President, North America Research and Development
Richard T. Nelson.....................          38   Vice President, Secretary and General Counsel
Douglas S. Powanda....................          41   Vice President, Worldwide Sales
Steven S. Spitzer.....................          38   Vice President, Channel Sales
Gilles Queru..........................          39   Vice President, Corporate Development
John J. Moores (4)....................          53   Chairman of the Peregrine Board
Christopher A. Cole...................          44   Director
Richard A. Hosley II (4)..............          53   Director
Charles E. Noell III (4)(5)...........          46   Director
Norris van den Berg (5)...............          59   Director

------------------------

(1) Mr. Gardner became Peregrine's President and Chief Executive Officer in April 1998. From January 1998 to April 1998, he served as Peregrine's President and Principal Executive Officer.

(2) Mr. Fisher resigned as an executive officer of Peregrine effective in April 1998.

(3) Mr. Hughes became an executive officer of Peregrine in April 1998.

(4) Member of Compensation Committee.

(5) Member of Audit Committee.

    STEPHEN P. GARDNER has served as Peregrine's President and Chief Executive Officer and as a member of the Peregrine Board since April 1998. From January 1998 to April 1998, Mr. Gardner was Peregrine's Executive Vice President and Principal Executive Officer. From May 1997 to January 1998, Mr. Gardner served as Peregrine's Vice President, Strategic Acquisitions. From May 1996 until May 1997, Mr. Gardner served as president of Thunder & Lightning Company, an Internet software start-up company. From 1995 until May 1996 Mr. Gardner served as the president of Alpharel Inc., a document management software company. From 1993 until 1995, Mr. Gardner served as a vice president of Data General Corporation, a manufacturer of multiuser computer systems, peripheral equipment, communications systems, and related products. From 1988 to 1993, Mr. Gardner served in various capacities with Groupe Bull, most recently as founder and president of its Integris Business Unit, a systems integration and software company owned by Groupe Bull of France. Mr. Gardner holds an A.B. in Geochemistry from Princeton University and an M.B.A. from Harvard University.

    DAVID A. FARLEY has served as Peregrine's Vice President, Finance, and Chief Financial Officer and as a member of the Peregrine Board since October 1995. Mr. Farley served as Secretary of Peregrine from October 1995 until February 1997. From November 1994 to November 1995, Mr. Farley was Vice

President, Finance, and Chief Financial Officer and a director of XVT Software Inc., a development tools software company ("XVT"). From December 1984 until October 1994, Mr. Farley held various accounting and financial positions at BMC Software, Inc., a vendor of software system utilities for IBM mainframe computing environments ("BMC"), most recently as Chief Financial Officer and as a director. Mr. Farley holds a B.S. in Accounting from the University of Alabama.

    DAVID G. FISHER served as the Company's Vice President, Marketing from April 1996 until April 1998. From March 1993 to April 1996, Mr. Fisher was Vice President of Sales and Marketing for Restrac, Inc., a developer and vender of recruitment and staffing software applications). From February 1991 to March 1993, Mr. Fisher was Vice President of Worldwide Marketing for Continuum, Inc., a developer and vendor of insurance and banking software applications.

    WILLIAM G. HOLSTEN has served as Peregrine's Vice President, Professional Services since November 1995. From July 1994 until November 1995, Mr. Holsten was Director of Professional Services for XVT. From August 1992 until June 1994, he was a consultant with Engineering Software Solutions, a consulting firm co-owned by Mr. Holsten and a partner, which provided consulting services to XVT from May 1993 to June 1994. From October 1984 to July 1992, Mr. Holsten held a variety of positions with Precision Visuals, Inc., a graphics software company, most recently as Director of Professional Services. Mr. Holsten holds a B.A. in Mathematics from the University of California at Santa Barbara.

    GARY A. HUGHES has served as Peregrine's Vice President, Worldwide Customer Support since April 1998. Since joining Peregrine as a customer support representative in July 1990, Mr. Hughes has held a variety of positions with Peregrine, including, from January 1998 until April 1998, Peregrine's Director of Worldwide Customer Support; from August 1997 until January 1998, Peregrine's manager, Systems Engineers; from October 1995 until August 1997, Peregrine's Development Manager; and from December 1993 until December 1994, Peregrine's Vice President, Customer Support.

    FREDERIC B. LUDDY has served as Peregrine's Vice President, North American Research and Development, and Chief Technology Officer since January 1998. Mr. Luddy has been with Peregrine since April 1990, serving as Product Architect for SERVICECENTER from October 1995 until January 1998 and as a Product Author prior to that time.

    RICHARD T. NELSON has served as Peregrine's General Counsel since November 1995, as its Vice President since October 1996 and as its Secretary since February 1997. From August 1991 until November 1995, Mr. Nelson was an associate in the Houston, Texas office of Jackson & Walker LLP, a law firm. Mr. Nelson holds a B.S. in Accounting from Bentley College and a J.D. from the University of Iowa College of Law.

    DOUGLAS S. POWANDA has served as Peregrine's Vice President, Worldwide Sales since January 1998. Mr. Powanda served as Peregrine's Vice President, International Sales from September 1995 to January 1998. From June 1994 until September 1995, he served as Peregrine's Vice President, North American Sales. He was Peregrine's Director of Sales for Europe from September 1993 until June 1994, its Regional Sales Manager from December 1992 to August 1993, and its Senior Accounts Manager from February 1992 until December 1992. Mr. Powanda holds a B.S. in Business Management from Trenton State University and an M.B.A. from Pepperdine University.

    STEVEN S. SPITZER has served as Peregrine's Vice President, Channel Sales since August 1997. From 1986 until August 1997, Mr. Spitzer held various positions with FileNet Corporation, a provider of workflow, document-imaging, and electronic document management software solutions, most recently as Vice President, Channel Sales. Mr. Spitzer holds a B.S. in Business Administration, Computer Sciences from Long Beach State University.

    GILLES QUERU has served as Peregrine's Vice President, Corporate Development since April 1998. Mr. Queru joined Peregrine in September 1997 as a result of Peregrine's acquisition of Apsylog S.A., through its parent company, United Software, Inc. Mr. Queru founded Apsylog in 1987 and served as its

Chief Executive Officer and Chairman of its Board of Directors until the acquisition. Following the acquisition and until April 1998, he continued to serve as president of the wholly owned operating subsidiary of Peregrine that resulted from the merger. Prior to forming Apsylog, Mr. Queru held several management positions with Hewlett-Packard, a developer and manufacturer of computer and imaging product hardware. Mr. Queru is a graduate of Ecole Centrale de Lyon.

    JOHN J. MOORES has served as Chairman of the Peregrine Board since March 1990 and as a member of the Peregrine Board since March 1989. In 1980, Mr. Moores founded BMC and served as its President and Chief Executive Officer from 1980 to 1986 and as Chairman of its Board of Directors from 1980 to 1992. Since December 1994, Mr. Moores has served as owner and Chairman of the Board of the San Diego Padres Baseball Club, L.P. and since September 1991 as Chairman of the Board of JMI Services, Inc., a private investment company ("JMI Services"). Mr. Moores also serves as a director of Homegate Hospitality, Inc. Mr. Moores holds a B.S. in economics and a J.D. from the University of Houston.

    CHRISTOPHER A. COLE has served as a member of the Peregrine Board since founding Peregrine in 1981. He also served as its President and Chief Executive Officer from 1986 until 1989. Since 1992, Mr. Cole has served as President and Chief Executive Officer of Questrel, Inc., a software development company. Mr. Cole holds an A.B. and an A.M. in Physics from Harvard University.

    RICHARD A. HOSLEY II has served as a member of the Peregrine Board since January 1992. Prior to retiring from full-time employment, Mr. Hosley served as President and Chief Executive Officer of BMC. Mr. Hosley also serves as a director of Logic Works, Inc. and as a director and member of the compensation committee of Axent Technologies, Inc. Mr. Hosley holds a B.A. in Economics from Texas A&M University.

    CHARLES E. NOELL III has served as a member of the Peregrine Board since January 1992. Since January 1992, Mr. Noell has served as President and Chief Executive Officer of JMI Services, Inc., a private investment company, and as a General Partner of JMI Equity Fund, L.P., a venture capital investment firm ("JMI Equity Fund"). Mr. Noell also serves as a director of Expert Software, Inc. and Transaction Systems Architects, Inc. and as a director and member of the compensation committee of Homegate Hospitality, Inc. Mr. Noell holds a B.A. in History from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard University.

    NORRIS VAN DEN BERG has served as a member of the Peregrine Board since January 1992. Mr. van den Berg has served as a General Partner of JMI Equity Fund since July 1991 and also serves as a member of the Board of Directors of Prism Solutions, Inc. Mr. van den Berg holds a B.A. in Philosophy and Mathematics from the University of Maryland.

    There are no family relationships among any executive officers or directors of Peregrine.

    (b)  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors, and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1998, and with the exception of a Form 3 filed late inadvertently by Stephen P. Gardner, all executive officers and directors of the Company complied with all applicable filing requirements.

    ITEM 11.  EXECUTIVE COMPENSATION

    (a)  SUMMARY COMPENSATION TABLE

    The following table sets forth in summary form information concerning the compensation awarded to, earned by, or paid for services rendered to Peregrine in all capacities during the fiscal years ended March 31, 1996, 1997, and 1998, respectively, by (i) Peregrine's President and Chief Executive Officer and (ii) Peregrine's next five most highly compensated executive officers whose salary and bonus for fiscal 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                               LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION(1)     -------------------------
                                                                               RESTRICTED    SECURITIES
                                          FISCAL   ----------------------        STOCK       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR     SALARY      BONUS            AWARDS      OPTIONS(#)    COMPENSATION
----------------------------------------  ------   --------  ------------     ------------   ----------   --------------
CURRENT EXECUTIVE OFFICERS

Stephen P. Gardner(2)...................   1998    $139,000  $    210,000(8)    $775,000(15)  150,000       $  5,156(18)
  President and                            1997          --            --             --           --             --
  Chief Executive Officer                  1996          --            --             --           --             --

David A. Farley(3)......................   1998     150,000       296,490(9)          --           --          3,337(19)
  Vice President, Finance,                 1997     150,000       126,240             --           --          2,712
  and Chief Financial Officer              1996     120,000        73,146        468,000(16)  200,000        100,321

William G. Holsten(4)...................   1998      90,000       159,547(10)         --       30,000          4,723(20)
  Vice President,                          1997      90,000       120,000             --       50,000          4,481
  Professional Services                    1996      90,000       201,574             --      100,000         35,387

Frederic B. Luddy(5)....................   1998     150,000       729,060(11)         --       25,000          3,946(21)
  Vice President, North                    1997     150,000       211,925             --           --          2,712
  American Research and                    1996     150,000       133,920             --       25,000          2,712
  Development

Douglas S. Powanda......................   1998     150,000       309,523(12)         --       75,000          3,946(22)
  Vice President,                          1997     150,000       104,300             --       50,000          2,885
  Worldwide Sales                          1996     106,000       179,127             --           --          7,704

FORMER EXECUTIVE OFFICERS

Alan H. Hunt(6).........................   1998     187,500       560,336(13)         --           --         57,102(23)
  President and Chief                      1997     225,000       225,160             --           --          4,862
  Executive Officer                        1996     192,500       130,557        936,000(17)  400,000         16,968

Douglas F. Garn(7)......................   1998     122,747       153,257(14)         --           --          7,845(24)
  Vice President, North                    1997     150,000       197,324             --      200,000         18,788
  American Sales                           1996          --            --             --           --             --

------------------------------

 (1) Other than the salary and bonus described herein, Peregrine did not pay any executive officer named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of 10% of such executive officer's salary and bonus during either fiscal 1998, fiscal 1997, or fiscal 1996.

 (2) Mr. Gardner became Peregrine's President and Chief Executive Officer and a member of the Peregrine Board in April 1998. From January 1998 to April 1998, Mr. Gardner served as Peregrine's Executive Vice President and acting Chief Executive Officer and from May 1997 to January 1998 as Peregrine's Vice President, Strategic Acquisitions.

 (3) Mr. Farley became Peregrine's Vice President, Finance, and Chief Financial Officer in October 1995. Mr. Farley's salary and bonus for fiscal 1996 include amounts paid to him as Vice President, Finance, and Chief Financial Officer of XVT. Peregrine acquired XVT in October 1995.

 (4) Mr. Holsten became Peregrine's Vice President, Professional Services in November 1995. Mr. Holsten's salary and bonus for fiscal 1996 include amounts paid to him as Director, Professional Services, of XVT.

 (5) Mr. Luddy became Peregrine's Vice President, North American Research and Development in January 1998. Mr. Luddy's salary and bonus for fiscal 1998, 1997, and 1996 include amounts paid to him as Chief Architect of SERVICECENTER.

 (6) Mr. Hunt resigned as Peregrine's President and Chief Executive Officer in January 1998. Mr. Hunt's salary and bonus for fiscal 1996 include amounts paid to him as President and Chief Executive Officer of XVT.

 (7) Mr. Garn resigned as Peregrine's Vice President, North American Sales, in January 1998.

 (8) Bonus compensation for fiscal 1998 includes $50,000 earned in fiscal 1998 to be paid in fiscal 1999.

 (9) Bonus compensation for fiscal 1998 includes $90,925 earned in fiscal 1998 to be paid in fiscal 1999. Bonus compensation for fiscal 1997 includes $156,240 earned in fiscal 1997 but paid in fiscal 1998. Bonus compensation for fiscal 1996 includes $35,000 earned in fiscal 1996 but paid in fiscal 1998.

 (10) Bonus compensation for fiscal 1998 includes $15,000 earned in fiscal 1998 to be paid in fiscal 1999.

 (11) Bonus compensation for fiscal 1998 consists of (i) $555,519 of product authorship commission income earned and paid in fiscal 1998 and (ii) $173,541 of product authorship commission income earned in fiscal 1998 to be paid in fiscal 1999. Bonus compensation for fiscal 1997 and 1996 consists entirely of product authorship commissions.

 (12) Bonus compensation for fiscal 1998 consists of (i) $10,000 of bonus compensation and $195,053 of commission income earned and paid in fiscal 1998 and (ii) $115,570 of commission income earned in fiscal 1998 to be paid in fiscal 1999. Bonus compensation for fiscal 1997 consists of (i) $32,531 of bonus compensation and $26,769 of commission income earned and paid in fiscal 1997 and (ii) $34,000 of bonus compensation and $11,000 of commission income earned in fiscal 1997 but paid in fiscal 1998. Bonus compensation for fiscal 1996 consists of (i) $131,492 of bonus compensation and $4,725 of commission income earned and paid in fiscal 1996 and (ii) $37,351 of bonus compensation and $5,559 of commission income earned in fiscal 1996 but paid in fiscal 1997.

 (13) Bonus compensation for fiscal 1997 includes $136,500 earned in fiscal 1997 but paid in fiscal 1998. Bonus compensation for fiscal 1996 includes $65,000 earned in fiscal 1996 but paid in fiscal 1997.

 (14) Bonus compensation for fiscal 1998 consists of $46,602 of bonus compensation and $106,646 in commission income. Bonus compensation for fiscal 1997 consists of (i) $68,426 of bonus compensation and $75,898 of commission income earned and paid in fiscal 1997 and (ii) $33,000 of bonus compensation and $20,000 of commission income earned in fiscal 1997 but paid in fiscal 1998.

 (15) In October 1997, Peregrine issued Mr. Gardner an aggregate of 50,000 shares of Peregrine Common Stock pursuant to a restricted stock agreement. The closing sale price of Peregrine Common Stock on the Nasdaq National Market on October 31, 1997, the last trading date prior to the date of issuance, was $15.50. Such shares vest incrementally over ten years, subject to earlier vesting over six years contingent upon Peregrine's achieving certain financial milestones.

 (16) In November 1995, Peregrine issued Mr. Farley an aggregate of 200,000 shares of Peregrine Common Stock pursuant to a restricted stock agreement in connection with his initial employment. The estimated fair value of such shares at the time of issuance was $2.34 per share. Such shares vest incrementally over ten years subject to earlier vesting over six years contingent upon Peregrine's achieving certain financial milestones.

 (17) In November 1995, Peregrine issued Mr. Hunt an aggregate of 400,000 shares of Peregrine Common Stock pursuant to a restricted stock agreement in connection with his initial employment. The estimated fair value of such shares at the time of issuance was $2.34 per share. Pursuant to an agreement entered into with Mr. Hunt in connection with his resignation as Peregrine's President and Chief Executive Officer in January 1998, the shares of Peregrine Common Stock subject to such restricted stock agreement will continue to vest through March 31, 1998.

 (18) Represents $281 in group life insurance excess premiums and $4,875 in matching contribution under Peregrine's 401(k) paid by Peregrine in fiscal 1998.

(19) Represents $337, $337 and $84 in group life insurance excess premiums paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; $3,000, $2,375 and $1,875 in matching contributions under Peregrine's 401(k) plan paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; and $98,362 in relocation expenses paid by Peregrine in fiscal 1996.

 (20) Represents $2,317, $2,106 and $509 in group life insurance excess premiums paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; $2,406, $2,375 and $594 in matching contributions under Peregrine's 401(k) plan paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; and $34,284 in relocation expenses paid by Peregrine in fiscal 1996.

 (21) Represents $337, $337 and $337 in group life insurance premiums paid by Peregrine in fiscal 1998, 1997 and 1996, respectively and $2,500, $2,375 and $2,375 in matching contributions under Peregrine's 401(k) plan paid by Peregrine in fiscal 1998, 1997 and 1996, respectively.

 (22) Represents $337, $337 and $248 in group life insurance excess premiums paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; $3,609, $2,548 and $2,340 in matching contributions under Peregrine's 401(k) plan paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; and $5,116 in relocation expenses paid by Peregrine in fiscal 1996.

 (23) Represents $1,114, $1,084 and $238 in group life insurance excess premiums paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; $2,628, $3,778 and $844 in matching contributions under Peregrine's 401(k) plan paid by Peregrine in fiscal 1998, 1997 and 1996, respectively; $37,500 and $15,860 in consulting services and accrued vacation payments, respectively, paid by Peregrine in fiscal 1998; and $15,886 in relocation expenses paid by Peregrine in fiscal 1996. Amounts paid for consulting were made in accordance with the terms of Mr. Hunt's severance arrangements with the Company.

 (24) Represents $163 and $218 in group life insurance excess premiums paid by Peregrine in fiscal 1998 and 1997, respectively; $896 and $4,604 in matching contributions under Peregrine's 401(k) plan paid by Peregrine in fiscal 1998 and 1997, respectively; $6,786 in accrued vacation payments paid by Peregrine in fiscal 1998; and $13,966 in relocation expenses paid by Peregrine in fiscal 1997.

    (b)  OPTION GRANTS IN FISCAL YEAR 1998

    The following table sets forth certain information relating to stock options awarded to the Named Executive Officers during the fiscal year ended March 31, 1998. All such options were awarded under Peregrine's 1994 Stock Option Plan (the "1994 Plan").

                                                                                              POTENTIAL REALIZABLE
                                                                                                     VALUES
                                                       INDIVIDUAL GRANTS                        AT ASSUMED ANNUAL
                                     ------------------------------------------------------         RATES OF
                                     NUMBER OF      PERCENT OF                                     STOCK PRICE
                                     SECURITIES   TOTAL OPTIONS                                 APPRECIATION FOR
                                     UNDERLYING     GRANTED TO      EXERCISE                     OPTION TERM(1)
                                      OPTIONS      EMPLOYEES IN     PRICE PER    EXPIRATION   ---------------------
NAME                                  GRANTED     FISCAL 1998(2)   SHARE(3)(4)    DATE(5)        5%         10%
-----------------------------------  ----------   --------------   -----------   ----------   --------  -----------
CURRENT EXECUTIVE OFFICERS
Stephen P. Gardner.................   100,000          7.47%         $ 9.00       05/12/07    $566,005  $ 1,434,368
                                       50,000          3.74           12.50       01/23/08     393,059      996,089
David A. Farley....................        --            --              --             --          --           --
William G. Holsten.................    30,000          2.24           18.00       03/31/08     339,603      860,621
Frederic B. Luddy..................    25,000          1.87           12.50       01/23/08     196,530      498,045
Douglas S. Powanda.................    75,000           5.6           12.50       01/23/08     589,589    1,494,134

FORMER EXECUTIVE OFFICERS
Alan H. Hunt.......................        --            --              --             --          --           --
Douglas F. Garn....................        --            --              --             --          --           --

------------------------------

(1) Potential realizable value is based on the assumption that the Peregrine Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect Peregrine's estimate of future prices for Peregrine Common Stock.

(2) Based on options to acquire 1,338,000 shares granted under Peregrine's 1994 Stock Option Plan during fiscal 1998. All options granted to the Peregrine Named Executive Officers during fiscal 1998 are governed by Peregrine's 1994 Stock Option Plan.

(3) Options were granted at an exercise price equal to the closing sales of the Peregrine Common Stock on the date of grant as reported by the Nasdaq National Market.

(4) Exercise price may be paid in cash, check, by delivery of already-owned shares of Peregrine Common Stock subject to certain conditions, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to Peregrine, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(5) Twenty-five percent (25%) of the shares issuable upon exercise of options granted under Peregrine's 1994 Stock Option Plan become vested on the first anniversary of the date of grant, and the remaining shares vest over three years at the rate of 6.25% of the shares subject to option at the end of each three-month period thereafter.

    (c) AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth certain information regarding the exercise of options by the Peregrine Named Executive Officers during the fiscal year ended March 31, 1998 and stock options held as of March 31, 1998 by the Named Executive Officers.

                                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
                                                                  OPTIONS AT                     MARCH 31, 1998(2)
                           SHARES         VALUE                 MARCH 31, 1998            --------------------------------
                          ACQUIRED       REALIZED     ----------------------------------   EXERCISABLE     UNEXERCISABLE
NAME                     ON EXERCISE      ($)(1)      EXERCISABLE (#)  UNEXERCISABLE (#)       ($)              ($)
-----------------------  -----------  --------------  ---------------  -----------------  --------------  ----------------
CURRENT EXECUTIVE
  OFFICERS

Stephen P. Gardner.....          --             --              --           150,000                --        1,343,750
David A. Farley........     112,500      1,202,375              --            87,500                --        1,468,688
William G. Holsten.....      25,000        291,500          47,819           108,125           800,848        1,345,078
Frederic B. Luddy......          --             --          81,250            43,750         1,463,681          477,844
Douglas S. Powanda.....      25,101        362,217         122,399           127,500         2,069,467        1,378,088

FORMER EXECUTIVE
  OFFICERS

Alan H. Hunt(3)........          --             --         225,000           175,000         3,776,625        2,937,375
Douglas F. Garn(4).....      87,500      1,316,188              --           112,500                --        1,888,318

------------------------------

(1) Based on the fair market value of Peregrine Common Stock on the date of exercise minus the exercise price.

(2) Amounts reflecting gains on outstanding stock options are based on the closing price of Peregrine Common Stock on March 31, 1998 of $19.125.

(3) In April 1998, Mr. Hunt exercised options to purchase an aggregate of 185,000 shares of Peregrine Common Stock which resulted in an aggregate realized value of $4,238,968.

(4) In May 1998, Mr. Garn exercised options to purchase 12,500 shares of Peregrine Common Stock which resulted in an aggregate realized value of $245,750.

    (d)  EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

    Peregrine does not currently have any employment contracts in effect with any Named Executive Officer. Peregrine and certain Named Executive Officers are parties to separate agreements relating to restricted stock issuances, severance arrangements and consulting arrangements.

    Peregrine and David A. Farley, its Chief Financial Officer and a member of the Peregrine Board, are parties to a restricted stock agreement dated November 1, 1995 pursuant to which Peregrine issued Mr. Farley 200,000 shares of Peregrine Common Stock. Peregrine and Stephen P. Gardner, its President and Chief Executive Officer and a member of the Peregrine Board, are parties to a similarly structured restricted stock agreement dated November 1, 1997 pursuant to which Peregrine issued Mr. Gardner 50,000 shares of Peregrine Common Stock. The shares issued to each of Messrs. Farley and Gardner vest incrementally over ten years, subject to earlier vesting over six years contingent upon Peregrine's achieving certain financial milestones. The restricted stock agreements permit Messrs. Farley or Gardner to surrender shares subject to their respective restricted stock agreements to satisfy withholding tax obligations that arise as the shares vest. Accordingly, in connection with the vesting of 8,333 shares of his restricted stock in April 1998, Mr. Gardner surrendered 2,955 shares to satisfy withholding tax obligations. In the event of a merger or change in control of Peregrine, all such shares will become automatically vested.

    Peregrine is also party to a restricted stock agreement dated November 1, 1995 with Alan H. Hunt, who resigned in January 1998 as Peregrine's President and Chief Executive Officer and as a member of the Peregrine Board. Pursuant to the restricted stock agreement with Mr. Hunt, Peregrine issued Mr. Hunt 400,000 shares of Peregrine Common Stock. Such shares were to vest incrementally over ten years, subject to earlier vesting over six years contingent upon Peregrine achieving certain financial milestones. In connection with the vesting of 66,000 shares in each of April 1997 and April 1998, Mr. Hunt surrendered

28,296 and 27,296 shares, respectively, to satisfy withholding tax obligations as permitted by his restricted stock agreement. In January 1998, in connection with his resignation, Peregrine and Mr. Hunt entered a separate agreement pursuant to which Peregrine retained Mr. Hunt as a consultant through January 1999 at a monthly fee of $18,750. In addition, the agreement provides that options held by Mr. Hunt to acquire 215,000 shares of Peregrine Common Stock will continue to vest through January 1999 (such that 115,000 shares would be fully vested as of January 31, 1999) and remain exercisable until May 1, 1999. In addition, the shares subject to the restricted stock agreement between Peregrine and Mr. Hunt will also continue to vest through March 31, 1999 (such that 142,408 shares will be vested on March 31, 1999, subject to Peregrine's achieving the financial milestones set forth in the original restricted stock agreement). In connection with his resignation, Mr. Hunt also agreed not to engage in any activities that are competitive with those of Peregrine for a period of three years ending January 2001.

    In connection with his resignation as Peregrine's Vice President, North American Sales in January 1998, Douglas F. Garn and Peregrine entered into an agreement whereby Mr. Garn agreed not to engage in activities that are competitive with those of Peregrine for a period of one year ending January 1999. Pursuant to the terms of Mr. Garn's agreement, Peregrine has agreed that the options under Peregrine's 1994 Stock Option Plan to acquire 12,500 shares of Peregrine Common Stock held by Mr. Garn will continue to vest until July 1, 1998 (such that such options would be vested with respect to all 12,500 shares at such date) and remain exercisable until September 29, 1998.

    Under the 1994 Plan, in the event of a merger or a change in control of Peregrine, vesting of options outstanding under the 1994 Plan will automatically accelerate such that outstanding options will become fully exercisable, including with respect to shares for which such options would be otherwise unvested.

    (e)  DIRECTOR COMPENSATION

    Peregrine reimburses each member of the Peregrine Board for out-of-pocket expenses incurred in connection with attending Board meetings. No member of the Peregrine Board currently receives any additional cash compensation. In May 1992, Peregrine granted each of directors Christopher A. Cole, Richard A. Hosley II, Charles E. Noell III and Norris van den Berg options to acquire 45,000 shares of Common Stock under Peregrine's 1991 Nonqualified Stock Option Plan at an exercise price of $1.34, the per share fair market value of Peregrine Common Stock on the date of grant. All such options vested in annual installments over four years, are now fully exercisable, and expire if not exercised prior to May 2002. In addition, in December 1990, Peregrine granted Christopher A. Cole an option to acquire 225,000 shares of Peregrine Common Stock under Peregrine's Nonqualified Stock Option Plan at an exercise price of $0.51 per share, the per share fair market value of Peregrine Common Stock on the date of grant. Following Mr. Cole's resignation as an executive officer of Peregrine and in consideration of his continuing service as a member of the Peregrine Board, Peregrine extended the exercisability of such option with respect to 56,250 vested shares for so long as Mr. Cole remains a member of the Peregrine Board but no later than December 2000.

    Peregrine's 1997 Director Option Plan (the "Director Plan") provides that options will be granted to non-employee directors, other than non-employee directors who hold or are affiliated with a holder of three percent or more of the outstanding Peregrine Common Stock, pursuant to an automatic nondiscretionary grant mechanism. Each new non-employee director is automatically granted an option to purchase 25,000 shares of Peregrine Common Stock at the time he or she is first elected to the Peregrine Board. Each non-employee director will subsequently be granted an option to purchase 5,000 shares of Peregrine Common Stock at each annual meeting of stockholders beginning with the 1998 Annual Meeting of Stockholders. Each such option will be granted at the fair market value of the Peregrine Common Stock on the date of grant. Options granted to non-employee directors under the Director Plan will become exercisable over four years, with 25% of the shares vesting after one year and the remaining shares vesting in quarterly installments thereafter.

    (f)  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of Peregrine and administers various incentive compensation and benefit plans. The Compensation Committee consists of directors Richard A. Hosley II, John J. Moores and Charles E. Noell III. Stephen P. Gardner, Peregrine's President, Chief Executive Officer and a member of the Peregrine Board, participates in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants of Peregrine, except that he is excluded from discussions regarding his own salary and incentive compensation. No interlocking relationship exists between any member of the Peregrine Compensation Committee and any member of any other company's board of directors or compensation committee.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Peregrine Common Stock by (i) each person or entity who is known by Peregrine to own beneficially 5% or more of the outstanding Peregrine Common Stock; (ii) each member of the Peregrine Board; (iii) each of the Named Executive Officers; and (iv) all current directors and executive officers of Peregrine as a group. All information contained in the table below is based on beneficial ownership as of May 31, 1998.

                                                                                         SHARES OF COMMON STOCK
                                                                                           BENEFICIALLY OWNED
                                                                                       ---------------------------
                                                                                                      PERCENTAGE
NAME AND ADDRESS (1)                                                                      NUMBER     OWNERSHIP(2)
-------------------------------------------------------------------------------------  ------------  -------------
PRINCIPAL STOCKHOLDERS

Putnam Investments, Inc. (3) ........................................................     1,063,401          5.5%
 One Post Office Square
 Boston, Massachusetts 02109

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

Stephen P. Gardner (4)...............................................................        77,045            *
David A. Farley (5)..................................................................       504,408          2.6
William G. Holsten (6)...............................................................        78,194            *
Frederic B. Luddy (7)................................................................        83,674            *
Douglas S. Powanda (8)...............................................................        71,150            *
John J. Moores (9)...................................................................     9,524,167         49.4
Norris van den Berg (10).............................................................       102,336            *
Christopher A. Cole (11).............................................................       630,821          3.3
Richard A. Hosley II (12)............................................................            --            *
Charles E. Noell III (13)............................................................        99,587            *

All current executive officers and directors as a group (14 persons) (14)............    11,123,244         58.6%

FORMER EXECUTIVE OFFICERS

Alan H. Hunt (15)....................................................................       409,408          2.1
Douglas F. Garn (16).................................................................        12,500            *

------------------------------

  *  Less than 1%

 (1) The persons named in the table above have sole voting and investment power with respect to all shares of Peregrine's Common Stock shown as beneficially owned by them, subject to applicable community property laws, and to the information contained in footnotes to this table. Unless otherwise indicated, the address for each listed stockholder is c/o Peregrine Systems, Inc., 12670 High Bluff Drive, San Diego, California 92130.

 (2) Applicable percentage ownership is based on 19,264,932 shares of Peregrine Common Stock outstanding as of May 31, 1998. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities subject to community property laws, where applicable. Shares of Peregrine's Common Stock subject to options that are presently exercisable or exercisable within 60 days of May 31, 1998 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To the extent that any shares are issued upon exercise of options, warrants or other rights to acquire Peregrine's capital stock that are presently outstanding or granted in the future or reserved for future issuance under Peregrine's stock plans, there will be further dilution to new investors.

 (3) Based solely on a Schedule 13G, dated January 16, 1998, filed with the Commission on January 21, 1998.

 (4) Includes 25,000 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998 and 47,045 shares subject to a restricted stock agreement. Mr. Gardner is Peregrine's President and Chief Executive Officer and a member of the Peregrine Board.

 (5) Includes 200,000 shares subject to a restricted stock agreement. Mr. Farley is Peregrine's Vice President, Finance, and Chief Financial Officer and a member of the Peregrine Board.

 (6) Includes 57,194 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998. Mr. Holsten is Peregrine's Vice President, Professional Services.

 (7) Includes 81,250 shares of Peregrine Common stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998. Mr. Luddy is Peregrine's Vice President, North American Research and Development.

 (8) Includes 71,149 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998. Mr. Powanda is Peregrine's Vice President, Worldwide Sales.

 (9) Includes 3,623,700 shares held by Mr. Moores as trustee under various trusts, substantially all of which were established for members of Mr. Moores's family. Mr. Moores is Chairman of the Peregrine Board.

 (10) Includes 45,000 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998. Mr. van den Berg is a member of the Peregrine Board.

 (11) Mr. Cole is a member of the Peregrine Board.

 (12) Mr. Hosley is a member of the Peregrine Board.

 (13) Includes 45,000 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998. Mr. Noell is a member of the Peregrine Board.

 (14) Includes 391,125 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998.

 (15) Includes 65,000 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998 and 344,408 shares subject to a restricted stock agreement. In connection with his resignation as Peregrine's President and Chief Executive Officer in January 1998, Mr. Hunt and Peregrine entered into an agreement pursuant to which 215,000 shares of Peregrine Common Stock subject to options held by Mr. Hunt will continue to vest through January 1999 (such that 115,000 shares would be fully vested as of January 31, 1999 assuming Mr. Hunt does not elect to exercise any additional vested options prior to such time) and remain exercisable until May 1, 1999. In addition, 344,408 shares of Peregrine Common Stock subject to Mr. Hunt's restricted stock agreement will continue to vest through March 31, 1998 (such that 142,408 shares will be fully vested on March 31, 1998).

 (16) Includes 12,500 shares of Peregrine Common Stock issuable upon exercise of outstanding stock options which are presently exercisable or will become exercisable within 60 days of May 31, 1998. In connection with his resignation as Peregrine's Vice President, North American sales in January 1998, Mr. Garn and Peregrine entered into an agreement pursuant to which 12,500 shares of Peregrine Common Stock subject to outstanding options held by Mr. Garn will continue to vest through July 1, 1998 (such that all 12,500 shares will be fully vested as of July 1, 1998) and remain exercisable until September 29, 1998.

    ITEM 13.  CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS

    John J. Moores, chairman of the Peregrine Board and the majority stockholder of Peregrine, was party to a Continuing and Unconditional Guaranty dated November 13, 1995 (as subsequently amended) with NationsBank of Texas, N.A., pursuant to which Mr. Moores guaranteed Peregrine's obligations under its bank line of credit agreement and term loan with NationsBank. Both the credit line and term loan were repaid from proceeds of Peregrine's April 1997 initial public offering, and Peregrine terminated the line of credit agreement in September 1997. Peregrine's current line of credit agreement with another bank is not guaranteed by Mr. Moores.

    Peregrine and JMI Services, Inc., an investment management company ("JMI Services"), are parties to a sublease pursuant to which Peregrine subleases approximately 13,310 square feet of office space at its San Diego headquarters to JMI Services. The term of the sublease is from June 1, 1996 through October 21, 2003. The sublease provides for initial monthly rental payments of $16,638 to increase by $666 per month on each anniversary of the sublease. Mr. Moores serves as Chairman of the Board of JMI Services, and Charles E. Noell, III, a member of the Peregrine Board, serves as JMI Services' President and Chief Executive Officer. Peregrine believes that the terms of the sublease are at competitive market rates.

    Peregrine leases a suite at San Diego's Qualcomm Stadium at competitive rates and on an informal basis from the San Diego Padres Baseball Club, L.P. (the "Padres"). Mr. Moores has served as owner and Chairman of the Board of the Padres since December 1994. Peregrine's annual payments for such suite total approximately $45,000.

    From October 1993 through September 1994, Peregrine made various short-term advances to Frederic B. Luddy, Peregrine's Vice President North American Research and Development, totalling approximately $360,000. The advances were non-interest bearing and were paid back each pay period, beginning in March 1994, at the rate of one half of Mr. Luddy's product authorship commission amount payable for that pay period. On January 15, 1998, the final installment was made, and the advance was repaid in full.

    Pursuant to an Acquisition Agreement dated November 29, 1995 among Peregrine, Skunkware, Inc. ("Skunkware") and Peregrine/Bridge Transfer Corporation, at the time a database software subsidiary of Peregrine ("PBTC"), Peregrine sold all the outstanding shares of PBTC to Skunkware. Under the Acquisition Agreement, Peregrine receives a royalty on certain license sales of PBTC and provides certain computer and administrative resources to PBTC for a monthly fee of $37,500. JMI Equity Fund L.P. ("JMI Equity Fund") is the controlling stockholder of Skunkware. Mr. Noell and Norris van den Berg, a member of the Peregrine Board, are general partners of JMI Equity Fund, and Mr. Moores is a limited partner of JMI Equity Fund.

    Peregrine is a party to restricted stock agreements with Messrs. Farley, Gardner and Hunt pursuant to which Peregrine has issued an aggregate of 650,000 shares of Peregrine's Common Stock. Such agreements are described in Item 11(d) of this report.

    Peregrine has entered into certain agreements with Alan H. Hunt and Douglas
F. Garn relating to their resignation as officers of Peregrine as described in
Item 11(d) of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on July 29, 1998.

                                PEREGRINE SYSTEMS, INC.

                                By:             /s/ DAVID A. FARLEY
                                     -----------------------------------------
                                                  David A. Farley
                                            VICE PRESIDENT, FINANCE, AND
                                              CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------
                                President and Chief
   */s/ STEPHEN P. GARDNER        Executive Officer
------------------------------    (Principal Executive         July 29, 1998
     (Stephen P. Gardner)         Officer) and Director

                                Vice President, Finance,
     /s/ DAVID A. FARLEY          and Chief Financial
------------------------------    Officer (Principal           July 29, 1998
      (David A. Farley)           Financial and Accounting
                                  Officer) and Director

     */s/ JOHN J. MOORES
------------------------------  Chairman of the Board of       July 29, 1998
       (John J. Moores)           Directors

   */s/ CHRISTOPER A. COLE
------------------------------  Director                       July 29, 1998
    (Christopher A. Cole)

  */s/ RICHARD A. HOSLEY II
------------------------------  Director                       July 29, 1998
    (Richard A. Hosley II)

  */s/ CHARLES E. NOELL III
------------------------------  Director                       July 29, 1998
    (Charles E. Noell III)

   */s/ NORRIS VAN DEN BERG
------------------------------  Director                       July 29, 1998
    (Norris van den Berg)

     /s/ DAVID A. FARLEY
------------------------------
      (David A. Farley,
      Attorney-in-Fact)