Form 10-Q
period 1998-06-30
PEREGRINE SYSTEMS INC
filed 1998-08-14
CIK 1031107

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q

       /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
           JURISDICTION OF                             EMPLOYER
           INCORPORATION OR                         IDENTIFICATION
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


                               YES    X       NO ___


     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1998 was 19,383,570.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              PEREGRINE SYSTEMS, INC.

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998
      AND MARCH 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .3

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
      MONTHS ENDED JUNE 30, 1998 AND 1997. . . . . . . . . . . . . . . . . .4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
      THREE MONTHS ENDED JUNE 30, 1998 AND 1997. . . . . . . . . . . . . . .5

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . .6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .8


PART II.  OTHER INFORMATION

  ITEM  2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . 20

  ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . 20

  ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                                      PART I

                ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              PEREGRINE SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                       MARCH 31,      JUNE 30,
                                                        1998           1998
                                                     -----------    -----------
                                                                    (UNAUDITED)

                                     ASSETS
Current Assets:
     Cash and cash equivalents . . . . . . . .         $14,950         $13,216
     Short-term investments. . . . . . . . . .           7,027           7,800
     Accounts receivable, net of allowance for
       doubtful accounts of $485 and $545,
       respectively. . . . . . . . . . . . . .          16,761          17,929
     Deferred tax assets . . . . . . . . . . .           7,297           7,297
     Other current assets. . . . . . . . . . .           2,905           5,053
                                                      ---------       ----------
       Total current assets. . . . . . . . . .          48,940          51,295
Property and equipment, net. . . . . . . . . .           5,455           7,177
Goodwill and other . . . . . . . . . . . . . .           2,342           2,218
                                                      ---------       ----------
                                                       $56,737         $60,690
                                                      ---------       ----------
                                                      ---------       ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable. . . . . . . . . . . . .         $ 2,337         $ 4,351
     Accrued expenses. . . . . . . . . . . . .           9,310           9,121
     Deferred revenue. . . . . . . . . . . . .          11,570          10,222
     Current portion of long-term debt . . . .             151             251
                                                      ---------       ----------
       Total current liabilities . . . . . . .          23,368          23,945
Long-term debt, net of current portion . . . .             966             449
Deferred revenue, net of current portion . . .           1,802           1,879
                                                      ---------       ----------
           Total liabilities . . . . . . . . .          26,136          26,273
                                                      ---------       ----------
Stockholders' Equity:
     Preferred stock, $0.001 par value,
       5,000,000 shares authorized no shares
       issued or outstanding . . . . . . . . .             -               -
     Common Stock, $0.001 par value, 50,000,000
       shares authorized, 18,790,000 and
       19,384,000 shares issued and outstanding,
       respectively. . . . . . . . . . . . . .              19              20
     Additional paid-in capital. . . . . . . .          74,351          75,705
     Accumulated deficit . . . . . . . . . . .         (41,461)        (38,234)
     Unearned portion of deferred compensation          (1,493)         (1,404)
     Cumulative translation adjustment . . . .            (553)           (599)
     Treasury stock (at cost). . . . . . . . .            (262)         (1,071)
                                                      ---------       ----------
       Total stockholders' equity. . . . . . .          30,601          34,417
                                                      ---------       ----------
                                                       $56,737         $60,690
                                                      ---------       ----------
                                                      ---------       ----------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PEREGRINE SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         1997            1998
                                                      ---------       ---------

Revenues:
  Licenses . . . . . . . . . . . . . . . . . .         $ 6,328         $13,882
  Maintenance and services . . . . . . . . . .           4,687           7,868
                                                       --------        --------
     Total revenues. . . . . . . . . . . . . .          11,015          21,750
                                                       --------        --------
Costs and Expenses:
  Cost of licenses . . . . . . . . . . . .                  59              71
  Cost of maintenance and services . . . . . .           1,781           4,455
  Sales and marketing. . . . . . . . . . . . .           4,317           8,142
  Research and development . . . . . . . . . .           1,644           2,393
  General and administrative . . . . . . . . .           1,143           1,980
                                                       --------        --------
     Total costs and expenses. . . . . . . . .           8,944          17,041
                                                       --------        --------
Operating income . . . . . . . . . . . . . . .           2,071           4,709
Interest income and other, net . . . . . . . .             178             260
                                                       --------        --------
Income before income taxes . . . . . . . . . .           2,249           4,969
Income tax expense . . . . . . . . . . . . . .             832           1,742
                                                       --------        --------
     Net Income. . . . . . . . . . . . . . . .         $ 1,417         $ 3,227
                                                       --------        --------
                                                       --------        --------

Net income per share - basic:
Net income per share . . . . . . . . . . . . .         $  0.10         $  0.17
                                                       --------        --------
                                                       --------        --------
Weighted average common shares outstanding . .          14,493          19,235
                                                       --------        --------
                                                       --------        --------

Net income per share - diluted:
Net income per share . . . . . . . . . . . . .         $  0.08         $  0.16
                                                       --------        --------
                                                       --------        --------
Weighted average common and common equivalent
  shares outstanding . . . . . . . . . . . . .          17,567          20,478
                                                       --------        --------
                                                       --------        --------


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               PEREGRINE SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS) (UNAUDITED)


                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                          1997          1998
                                                      ----------      ---------
Cash flow from operating activities:
   Net income. . . . . . . . . . . . . . . . .         $ 1,417         $ 3,227
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization. . . . . . . .             346             654
  Increase (decrease) in cash resulting from
  changes in:
     Accounts receivable . . . . . . . . . . .             (74)         (1,168)
     Financed receivables. . . . . . . . . . .             205             -
     Deferred tax assets . . . . . . . . . . .             777             -
     Other current assets. . . . . . . . . . .            (384)         (2,148)
     Accounts payable. . . . . . . . . . . . .            (222)          2,014
     Accrued expenses. . . . . . . . . . . . .            (172)           (189)
     Deferred revenue. . . . . . . . . . . . .             817          (1,271)
     Other . . . . . . . . . . . . . . . . . .             537              28
                                                      ----------      ----------
                                                         3,247           1,147
                                                      ----------      ----------
     Net cash used by discontinued business. .            (170)            -
                                                      ----------      ----------
       Net cash provided by operating activities         3,077           1,147
                                                      ----------      ----------
Cash flows from investing activities:
  Purchases of short-term investments. . . . .             -           (27,573)
  Maturities of short-term investments . . . .             -            26,800
  Purchases of property and equipment. . . . .            (305)         (2,191)
  Proceeds from sale of product line . . . . .             250             -
                                                      ----------      ----------
     Net cash used in investing activities . .             (55)         (2,964)
                                                      ----------      ----------
Cash flows from financing activities:
  Repayment on bank line of credit . . . . . .          (1,974)            -
  Repayments of long-term debt . . . . . . . .          (1,666)           (417)
  Issuance of common stock . . . . . . . . . .          18,126           1,356
  Treasury stock purchased . . . . . . . . . .            (262)           (809)
  Principal payments under capital lease
  obligation . . . . . . . . . . . . . . . . .            (108)            -
                                                      ----------      ----------
     Net cash provided by financing activities          14,116             130
                                                      ----------      ----------
Effect of exchange rate changes on cash. . . .             (49)            (47)
                                                      ----------      ----------
Net increase (decrease) in cash and cash
equivalents. . . . . . . . . . . . . . . . . .          17,089          (1,734)
Cash and cash equivalents, beginning of period             305          14,950
                                                      ----------      ----------
Cash and cash equivalents, end of period . . .         $17,394         $13,216
                                                      ----------      ----------
                                                      ----------      ----------
Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the period for:
       Interest. . . . . . . . . . . . . . . .         $    10         $     5
       Income taxes. . . . . . . . . . . . . .         $   -           $    20


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PEREGRINE SYSTEMS, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 1998 and 1997 have been prepared by Peregrine Systems, Inc. (the "Company") without audit. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1998, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

NOTE 2.  EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted income per share with basic and diluted income per share. Unlike primary income per share, basic income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share is similar to the previously reported fully diluted income per share.

     Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury method.

     The following table sets forth the computation of basic and diluted income per share:

                                                THREE MONTHS ENDED JUNE 30
                                                --------------------------
                                                    1997         1998
                                                  --------     --------
                                                  (IN THOUSANDS, EXCEPT
                                                    PER SHARE AMOUNTS)

Numerator:
  Net income . . . . . . . . . . . . . . .        $ 1,417       $ 3,227
                                                 ---------     ---------
                                                 ---------     ---------

Denominator:
  Denominator for basic income per share,
  weighted average shares. . . . . . . .           14,493        19,235
  Effective of dilutive securities:
                                                 ---------     ---------
  Employee stock options . . . . . . . . .          3,074         1,243
                                                 ---------     ---------
  Dilutive potential common shares . . . .         17,567        20,478
  Denominator for diluted income per share         17,567        20,478
                                                 ---------     ---------
                                                 ---------     ---------

  Net income per share - basic . . . . . .        $  0.10       $  0.17
                                                 ---------     ---------
                                                 ---------     ---------
  Net income per share - diluted . . . . .        $  0.08       $  0.16
                                                 ---------     ---------
                                                 ---------     ---------

NOTE 3.  REVENUE RECOGNITION

     As of April 1, 1998, the Company adopted AICPA SOP 97-2, Software Revenue Recognition, as amended by EITF 98-4 which was effective for transactions that the Company entered into in fiscal year 1998. Prior years were not restated. The adoption of SOP 97-2 did not have a material adverse effect on the revenues or income for the three months ended June 30, 1998.

NOTE 4.  COMPREHENSIVE INCOME

     As of April 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no material impact on the Company's net income or stockholders' equity, therefore no adjustments will be reported in stockholders' equity.

NOTE 5.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company will be required to adopt Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise effective fiscal 1999. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 will not affect the results of operations or financial position, but may affect the disclosure of the segment information that will be disclosed in the Annual Report on Form 10-K for the year ended March 31, 1999.

NOTE 6.   ACQUISITION

     On July 30, 1998, the Company completed the acquisition of Innovative Tech Systems, Inc. The acquisition was completed as a stock-for-stock exchange at the ratio of 0.2341 shares of Peregrine Systems Common Stock for each share of Innovative Tech Common Stock. In addition, certain outstanding warrants to acquire Innovative Tech Common Stock were exchanged for and converted into shares of Peregrine Common on a net issuance basis, based on such exchange ratio and the trading price of Peregrine Common Stock prior to the closing of the acquisition. Based on the measurement date of the transaction, consideration given for the acquisition is expected to be $72.9 million plus acquisition related costs and net liabilities assumed. The acquisition will be accounted for as a purchase, and the Company expects to take a charge related to the purchase of in-process research and development in the quarter ending September 30, 1998, of substantially all of the acquisition price.

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

OVERVIEW

     The Company develops, markets, and supports an integrated suite of software applications that automates the management of complex, enterprise-wide information and infrastructure assets. In 1995, the Company commenced sales of SERVICECENTER, the Company's Enterprise Service Desk product suite. During fiscal 1998 the Company expanded the strategic concept of its product line implementing its Infrastructure Management strategy and executing on that strategy with its acquisition in September 1997 of United Software, Inc., including its wholly-owned subsidiary Apsylog, S.A. ("Apsylog Acquisition"). As a result of the Apsylog Acquisition, the Company acquired its ASSETCENTER asset management product suite. SERVICECENTER and ASSETCENTER are currently available for the Windows NT and UNIX platforms, and SERVICECENTER continues to be available for the MVS platform.

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

     On July 30, 1998, the Company completed the acquisition of Innovative Tech Systems, Inc., a provider of facilities management software systems ("Innovative"). The Company acquired Innovative to further its Infrastrusture Management strategy by coupling the Company's SERVICECENTER and ASSETCENTER products, which focus on the users information technology infrastructure, with Innovative's SPAN-FM product, which assist users to track and manage their physical plant, facilities, and related assets.

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

     The Company currently derives substantially all of its license revenues from the sale of SERVICECENTER and ASSETCENTER and expects them to account for a significant portion of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of the SERVICECENTER and ASSETCENTER product suites, including future enhancements, as well as SPAN-FM. Factors adversely affecting the pricing of, demand for or market acceptance of the SERVICECENTER, ASSETCENTER, or SPAN-FM product suites, such as competition or technological change, could have a material adverse effect on the Company's business, operating results, and financial condition.

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

     Although the Company has been expanding its presence in the Pacific Rim over the last year, its Pacific Rim sales activity has not been material. Accordingly, the Company's operations and financial conditions have not been materially impacted by the recent Asian financial crisis.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:


                                         THREE MONTHS ENDED JUNE 30,
                                         ---------------------------
                                              1997          1998
                                            --------      --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses                                    57.4%          63.8%
  Maintenance and services                    42.6           36.2
                                            -------        -------
     Total revenues                          100.0          100.0
Costs and expenses:
  Cost of licenses                             0.5            0.4
  Cost of maintenance and services            16.2           20.5
  Sales and marketing                         39.2           37.4
  Research and development                    14.9           11.0
  General and administrative                  10.4            9.1
                                            -------        -------
     Total costs and expenses                 81.2           78.4
                                            -------        -------
Operating income                              18.8           21.6
                                            -------        -------
Interest income and other                      1.6            1.2
                                            -------        -------
Income before income taxes                    20.4           22.8
                                            -------        -------
Income tax expense                             7.5            8.0
                                            -------        -------
Net income                                    12.9%          14.8%
                                            -------        -------
                                            -------        -------


THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

REVENUES

     Total revenues were $21.8 million and $11.0 million in the first quarter of fiscal 1999 and 1998, respectively, representing a period-to-period increase of 97%.

     LICENSES. License revenues were $13.9 million and $6.3 million in the first quarter of fiscal 1999 and 1998, respectively, representing 64% and 57% of total revenues in the respective periods. The increases in license revenues are attributable to increased demand for new licenses of SERVICECENTER (and following the Apsylog Acquisition, licenses for ASSETCENTER), additional seats purchased by existing SERVICECENTER customers, higher average transaction sizes, more effective corporate marketing programs, improved sales force productivity, expansion of the Company's domestic and international sales forces, and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997.

     MAINTENANCE AND SERVICES. Maintenance and services revenues were $7.9 million and $4.7 million in the first quarter of fiscal 1999 and 1998, respectively, representing 36% and 43% of total revenues in the respective periods. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers, maintenance revenues included as part of new licenses, and an increased number of consulting engagements related to implementation of software from initial license agreements.

COSTS AND EXPENSES

     COST OF LICENSES. Cost of licenses was $71,000 and $59,000 in the first quarter of fiscal 1999 and 1998, respectively, each representing less than 1% of total license revenues in the respective periods.

     COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenues was $4.5 million and $1.8 million in the first quarter of fiscal 1999 and 1998, respectively, representing 57% and 38% of total maintenance and service revenues in the respective periods. The dollar increase in the first quarter of fiscal 1999 over 1998 is attributable to an increase in customer support personnel and professional services personnel in connection with the corresponding increase in professional services revenue and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997. Cost of maintenance and services increased as a percentage of related revenues because of increased labor costs.

     SALES AND MARKETING. Sales and marketing expenses were $8.1 million and $4.3 million in the first quarter of fiscal 1999 and 1998, respectively, representing 37% and 39% of total revenues in the respective periods. The dollar increase in sales and marketing expenses is attributable to the significant expansion of both the North American and international sales forces, increase in marketing personnel, the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997, and the effect of moderate operating expense increases. Sales and marketing have decreased as a percentage of total revenues for the respective periods as a result of revenues increasing at a faster rate. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $2.4 million and $1.6 million in the first quarter of fiscal 1999 and 1998, respectively, representing 11% and 15% of total revenues in the respective periods. The dollar increase from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 is due primarily to the increased cost of product author commissions, an increase in the number of personnel in the Research and Development department, and effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997. Research and development expenses have decreased as a percentage of total revenues from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 as a result of revenues increasing at a faster rate.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.0 million and $1.1 million in the first quarter of fiscal 1999 and 1998, respectively, representing 9% and 10% of total revenues in the respective periods. The dollar increase from fiscal 1998 to 1999 are attributable primarily to costs associated with administrative personnel additions to support the Company's growth, management restructuring, and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997.

PROVISION FOR INCOME TAXES

     Income tax expense for the first fiscal quarter of 1999 amounted to $1.7 million compared with $0.8 million in the comparable quarter of fiscal 1998. This increase results from the $2.7 million dollar increase in income before taxes. The effective tax rates for the first quarters of fiscal 1999 and fiscal 1998 were 37% and 35%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Until April 1997, Peregrine financed its operations through bank borrowings and private sales of the Company's Common Stock. At June 30, 1998 the Company had an aggregate cash and short-term investments balance of $21.0 million due primarily to the Company's April 1997 initial public offering proceeds and cash generated by operations.

     The Company believes that the net proceeds from its initial public offering in April 1997, together with its current cash and short-term investments balances, and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Peregrine experiences growth in the future, Peregrine anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require Peregrine to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

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

     HISTORY OF OPERATING LOSSES. Through June 30, 1998, the Company has recorded cumulative net losses of approximately $38.2 million, including approximately $34.8 million related to the write-off of acquired in-process research and development in connection with the Apsylog Acquisition. The Company anticipates recognizing a significant net loss in the quarter ended September 30, 1998 related to the write-off of acquired in-process research and development in connection with the acquisition of Innovative. In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues until the acquisition of ASSETCENTER, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the years ended March 31, 1997 and 1998 (excluding the impact of the $34.8 million charge related to acquired in-process research and development in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results.

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

     PRODUCT CONCENTRATION. The Company currently derives substantially all of its license revenues from the sale of its SERVICECENTER and ASSETCENTER suites of applications and expects them to account for a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of SERVICECENTER and ASSETCENTER, including future enhancements as well as SPAN-FM. Factors adversely affecting the pricing of, demand for, or market acceptance of SERVICECENTER, ASSETCENTER, or SPAN-FM such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition.

     DEPENDENCE ON MARKET ACCEPTANCE OF INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS. Until recently, the Company's product strategy has focused on integrating a broad array of IT management applications with other traditional internal help desk applications to create an Enterprise Service Desk capable of managing multiple aspects of an enterprise's IT structure.
In recent years, the Company's license revenues have derived principally from sales of its SERVICECENTER suite of IT management applications. In September 1997, the Company broadened its IT infrastructure management product suite by acquiring ASSETCENTER, an asset management product line, through the Apsylog Acquisition. In addition, the Company has increased the functionality of SERVICECENTER to manage aspects of the enterprise infrastructure not necessarily related to IT. In July 1998, the Company acquired Innovative Tech Systems, Inc. ("Innovative"), a provider of facilities management software. Innovative's product strategy has focused on providing building and facilities management software applications, and its license revenues have consisted entirely of sales of its SPAN-FM applications suite. In acquiring Innovative, the Company intends to further broaden its product line beyond traditional IT infrastructure management to offer a more comprehensive product suite capable of managing a business enterprise's IT infrastructure, its physical plant and facilities, its communications infrastructure, and its distribution systems.

     In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, the Company believes that a market for integrated enterprise-wide infrastructure management solutions, including applications for IT management, asset management, building and facilities management, communications resource management, and distribution systems management, is evolving from existing requirements for specific IT management solutions. Nevertheless, the existence of such a market is unproven. Any failure of such a market to develop would have a material adverse effect on the Company's business, results of operations, or financial condition. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of one or more of SERVICECENTER or ASSETCENTER, or SPAN-FM could have a material adverse effect on the Company's business, results of operations, and financial condition.

     INTEGRATION OF INNOVATIVE TECH SYSTEMS INTO THE COMPANY'S BUSINESS. The acquisition of Innovative, which was completed in July 1998, will require integration of two geographically separated companies that have previously operated independently. The Company believes that the acquisition will further its strategy to provide customers with a complete infrastructure management software solution. Nevertheless, no assurance can be given that difficulties will not be encountered in integrating the product offerings and operations of Innovative Tech with those of the Company, that the Company and Innovative will successfully complete and commercialize new products currently in development by Innovative or develop any new products through Innovative, that the marketing, distribution, or other operational benefits and efficiencies anticipated from integration of the respective businesses and products of Innovative will be achieved, or that Innovative employee morale will not be adversely affected as a result of the acquisition and the resulting integration. Such integration could result in a diversion of management's time and attention, which could have a material adverse effect on revenues and results of operations of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations or of integrating personnel with disparate business backgrounds and different corporate cultures. There can be no assurance that the Company will retain its key personnel, that the combined engineering teams will successfully cooperate and realize any technological benefits, that Innovative will benefit from the broader distribution and marketing opportunities available through the Company or that the Company will benefit from the broader product offerings available, or that the Company will realize any of the other anticipated benefits of the acquisition. Any failure to integrate the businesses and technologies of the companies successfully or any failure to realize the anticipated benefits of the acquisition could have a material adverse effect on the business, results of operations, and financial condition of the Company.

     In addition, the consummation of the acquisition could result in the cancellation, termination, or nonrenewal of arrangements with Innovative's suppliers, distributors, or customers, or the loss of certain key employees, or the termination of negotiations or delays in ordering by prospective customers of Innovative as a result of uncertainties that may be perceived to result from the acquisition. For example, customers or potential customers of Innovative who utilize enterprise service desk, asset management, or other infrastructure management software, including help desk software, marketed by competitors of Innovative could terminate or delay orders due to perceived uncertainties over Innovative's continued commitment to provide products and enhancements or support services for its products used in conjunction with such competing enterprise software. Any significant amount of cancellations, terminations, delays, or nonrenewals of arrangements with either company or loss of key employees or termination of negotiations or delays in ordering could have a material adverse effect on the business, results of operations, and financial condition of the Company, particularly in the quarter ending September 30,1998 and other near-term quarters.

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

     COMPETITION. The market for the Company's products is highly competitive, fragmented and subject to rapid technological change and frequent new product introductions and enhancements. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc. (now a division of Tivoli Systems, Inc.); (ii) customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications; (iii) information technology and systems management companies such as IBM, Computer Associates International, Inc., Network Associates, Inc. (recently formed as a result of the business combination of McAfee Associates, Inc. and Network General Corporation), and Hewlett-Packard Company through its acquisition of PROLIN; (iv) providers of asset management and facilities management software; and (v) the internal information technology departments of those companies with Infrastructure Management requirements. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for enterprise infrastructure management applications expands. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties, or large software companies could acquire or establish alliances with smaller competitors of the Company. The Company expects software industry consolidation to continue in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, the Company's ability to sell its products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have recently acquired providers of help desk software products. The decision of one or more providers of system management products to close their systems to competing vendors like the Company, or to bundle their infrastructure management and/or help-desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy, could have an adverse effect on the Company's ability to sell its products. Increased competition, including increased competition as a result of acquisitions of help desk and other infrastructure management software vendors by system management companies, is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations, and financial condition.

     MANAGEMENT OF GROWTH. The Company's business has grown substantially in recent periods, with total revenues increasing from $19.6 million in fiscal 1995 to $23.8 million in fiscal 1996 and to $35.0 million in fiscal 1997, and to $61.9 million in fiscal 1998. If the Company is successful in achieving its growth plans, including the integration of Apsylog and Innovative, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. The Company's ability to compete effectively and to manage future growth, if any, and its future operating results will depend in part on the ability of its officers and other key employees to implement and expand operational, customer support and financial control systems and to expand, train and manage its employee base. In particular, in connection with the acquisitions, the Company will be required to integrate additional personnel and to augment or replace Innovative's existing financial and management systems. Such integration could result in a disruption of operations of the Company and could adversely affect the financial results of the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

     VOLATILITY OF TRADING PRICES. The Company completed its initial public offering of Common Stock in April 1997, prior to which time no public market existed for the Company's Common Stock. The market price of the Company's Common Stock has been subject to significant price and volume fluctuations and is expected to continue to be subject to significant price and volume fluctuations as a result of a number of factors. These factors include any shortfall in revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for products of the Company or products of competitors; changes in revenue growth rates for the Company or its competitors; sales of large blocks of the Company's Common Stock; and conditions in the financial markets in general. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that market prices of the Company's Common Stock will not experience significant fluctuations in the future.

                                     PART II.
                                 OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

           Exhibits     Exhibit Title
           --------     -------------

            10.3 1994 Stock Option Plan, as amended through July 1998, including 1995 Stock Option Plan for French employees.
            27.1        Financial Data Schedule

b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 14th day of August, 1998.

                                          PEREGRINE SYSTEMS, INC.


                                   By    /s/ David A. Farley
                                       ------------------------
                                             David A. Farley
                                  Vice President, Finance, Chief Financial
                                       Officer (Principal Financial and
                                             Accounting Officer)