Form 10-Q
period 1998-09-30
PEREGRINE SYSTEMS INC
filed 1998-11-16
CIK 1031107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                             YES /X/     NO / /

     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1998 was 23,210,942.

                            PEREGRINE SYSTEMS, INC.

                               TABLE OF CONTENTS


PART I.                             FINANCIAL INFORMATION                                     PAGE NO.
-------                             ---------------------                                     --------
     Item 1.  Condensed Consolidated Financial Statements


              Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
              March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

              Condensed Consolidated Statements of Operations for the Three Months Ended
              September 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . .    4

              Condensed Consolidated Statements of Operations for the Six Months Ended
              September 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . .    4

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              September 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . .    5

              Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . .    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

PART II.                               OTHER INFORMATION
--------                               -----------------

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . .   22

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .   23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

                        PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            PEREGRINE SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                   MARCH 31,     SEPTEMBER 30,
                                                                     1998            1998
                                                                   ---------     -------------
                                                                   (AUDITED)      (UNAUDITED)
                          ASSETS
Current Assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . .       $14,950        $12,552
   Short-term investments . . . . . . . . . . . . . . . . . .         7,027          3,000
   Accounts receivable, net of allowance for doubtful
     accounts of $485 and $1,447, respectively. . . . . . . .        16,761         24,505
   Deferred tax assets. . . . . . . . . . . . . . . . . . . .         7,297          7,297
   Other current assets . . . . . . . . . . . . . . . . . . .         2,905          6,433
                                                                    -------        -------
      Total current assets. . . . . . . . . . . . . . . . . .        48,940         53,787
Property and equipment, net . . . . . . . . . . . . . . . . .         5,455          9,609
Goodwill and other. . . . . . . . . . . . . . . . . . . . . .         2,342         11,913
                                                                    -------        -------
                                                                    $56,737        $75,309
                                                                    -------        -------
                                                                    -------        -------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . .       $ 2,337        $ 4,992
   Accrued expenses . . . . . . . . . . . . . . . . . . . . .         9,310         15,860
   Deferred revenue . . . . . . . . . . . . . . . . . . . . .        11,570         12,017
   Current portion of long-term debt. . . . . . . . . . . . .           151            398
                                                                    -------        -------
      Total current liabilities . . . . . . . . . . . . . . .        23,368         33,267
Long-term debt, net of current portion. . . . . . . . . . . .           966            927
Deferred revenue, net of current portion. . . . . . . . . . .         1,802          1,800
                                                                    -------        -------
         Total liabilities. . . . . . . . . . . . . . . . . .        26,136         35,994
                                                                    -------        -------
Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000 shares authorized,
     no shares issued or outstanding. . . . . . . . . . . . .             -              -
   Common stock, $0.001 par value, 200,000 shares authorized,
     18,790 and 23,207 issued and outstanding, respectively .            19             23
   Additional paid-in capital . . . . . . . . . . . . . . . .        74,351        168,024
   Accumulated deficit. . . . . . . . . . . . . . . . . . . .       (41,461)      (125,862)
   Unearned portion of deferred compensation. . . . . . . . .        (1,493)        (1,303)
   Cumulative translation adjustment. . . . . . . . . . . . .          (553)          (496)
   Treasury stock, at cost. . . . . . . . . . . . . . . . . .          (262)        (1,071)
                                                                    -------        -------
         Total stockholders' equity . . . . . . . . . . . . .        30,601         39,315
                                                                    -------        -------
                                                                    $56,737        $75,309
                                                                    -------        -------
                                                                    -------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED SEPT. 30,    SIX MONTHS ENDED SEPT. 30,
                                                      ----------------------------    --------------------------
                                                          1997           1998             1997          1998
                                                        --------       --------         --------      --------
Revenues:
   Licenses. . . . . . . . . . . . . . . . . . . . .    $  7,039       $ 17,375         $ 13,367      $ 31,257
   Maintenance and services. . . . . . . . . . . . .       5,164         12,279            9,851        20,147
                                                        --------       --------         --------      --------
      Total revenues . . . . . . . . . . . . . . . .      12,203         29,654           23,218        51,404
                                                        --------       --------         --------      --------
Costs and Expenses:
   Cost of licenses. . . . . . . . . . . . . . . . .          69             52              128           123
   Cost of maintenance and services. . . . . . . . .       2,095          6,952            3,876        11,407
   Sales and marketing . . . . . . . . . . . . . . .       4,608         10,614            8,925        18,756
   Research and development. . . . . . . . . . . . .       1,659          3,206            3,303         5,599
   General and administrative. . . . . . . . . . . .       1,169          2,677            2,312         4,657
   Acquired in-process research and development
     costs . . . . . . . . . . . . . . . . . . . . .      34,775         91,765           34,775        91,765
                                                        --------       --------         --------      --------
      Total costs and expenses . . . . . . . . . . .      44,375        115,266           53,319       132,307
                                                        --------       --------         --------      --------
Operating loss . . . . . . . . . . . . . . . . . . .     (32,172)       (85,612)         (30,101)      (80,903)
Interest income and other. . . . . . . . . . . . . .         226            193              404           453
                                                        --------       --------         --------      --------
Loss from operations before income taxes . . . . . .     (31,946)       (85,419)         (29,697)      (80,450)
Income tax expense . . . . . . . . . . . . . . . . .       1,048          2,209            1,880         3,951
                                                        --------       --------         --------      --------
Net loss . . . . . . . . . . . . . . . . . . . . . .    $(32,994)      $(87,628)        $(31,577)     $(84,401)
                                                        --------       --------         --------      --------
                                                        --------       --------         --------      --------
Net loss per share - basic:
    Net loss per share . . . . . . . . . . . . . . .    $  (2.20)      $  (4.06)        $  (2.14)     $  (4.12)
                                                        --------       --------         --------      --------
                                                        --------       --------         --------      --------
    Weighted average common shares outstanding . . .      15,001         21,559           14,777        20,506
                                                        --------       --------         --------      --------
                                                        --------       --------         --------      --------
Net loss per share - diluted:
    Net loss per share . . . . . . . . . . . . . . .    $ (2.20)       $  (4.06)        $  (2.14)     $  (4.12)
                                                        --------       --------         --------      --------
                                                        --------       --------         --------      --------
    Weighted average common shares outstanding . . .    $ 15,001       $ 21,559         $ 14,777      $ 20,506
                                                        --------       --------         --------      --------
                                                        --------       --------         --------      --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          ----------------------
                                                                            1997          1998
                                                                          --------      --------
Cash flow from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .          $(31,577)     $(84,401)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . .               391         1,661
   Charge for acquired research and development. . . . . . . . .            34,775        91,765
 Increase (decrease) in cash resulting from changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . .            (1,899)       (5,125)
         Financed receivables. . . . . . . . . . . . . . . . . .               217             -
         Deferred tax asset. . . . . . . . . . . . . . . . . . .             1,415             -
         Other current assets. . . . . . . . . . . . . . . . . .                 7        (3,276)
         Other assets. . . . . . . . . . . . . . . . . . . . . .               588          (166)
         Accounts payable. . . . . . . . . . . . . . . . . . . .               893         1,289
         Accrued expenses. . . . . . . . . . . . . . . . . . . .            (1,425)       (7,835)
         Deferred revenue. . . . . . . . . . . . . . . . . . . .            (1,027)       (2,515)
                                                                          --------      --------
                                                                             2,358        (8,603)
                                                                          --------      --------
         Net cash used by discontinued business. . . . . . . . .              (170)            -
                                                                          --------      --------
            Net cash provided by (used in) operating activities.             2,188        (8,603)
                                                                          --------      --------
Cash flows from investing activities:
   Purchases of property and equipment . . . . . . . . . . . . .              (280)       (3,882)
   Purchases of short-term investments . . . . . . . . . . . . .                 -       (25,000)
   Maturities of short-term investments. . . . . . . . . . . . .                 -        29,027
   Cash acquired in acquisition. . . . . . . . . . . . . . . . .               582            46
                                                                          --------      --------
         Net cash provided by investing activities . . . . . . .               302           191
                                                                          --------      --------
Cash flows from financing activities:
   Repayment on bank line of credit, net . . . . . . . . . . . .            (1,974)            -
   Repayments of long-term debt. . . . . . . . . . . . . . . . .            (1,683)         (489)
   Issuance of common stock. . . . . . . . . . . . . . . . . . .            18,269         7,257
   Treasury stock purchased. . . . . . . . . . . . . . . . . . .              (262)         (809)
   Principal payments under capital lease obligation . . . . . .              (218)            -
                                                                          --------      --------
         Net cash provided by financing activities . . . . . . .            14,132         5,959
                                                                          --------      --------
Effect of exchange rate changes on cash. . . . . . . . . . . . .              (173)           55
                                                                          --------      --------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . .            16,449        (2,398)
Cash and equivalents, beginning of period. . . . . . . . . . . .               305        14,950
                                                                          --------      --------
Cash and equivalents, end of period. . . . . . . . . . . . . . .          $ 16,754      $ 12,552
                                                                          --------      --------
                                                                          --------      --------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .          $     23      $     10
      Income taxes . . . . . . . . . . . . . . . . . . . . . . .          $    567      $     45
Supplemental disclosure of non-cash investing and financial activities:
      Stock issued and other non-cash consideration for
        acquisition. . . . . . . . . . . . . . . . . . . . . . .          $ 38,617      $ 86,421

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PEREGRINE SYSTEMS, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and six month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1998 and 1997 have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1998, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.


NOTE 2.  EARNINGS PER SHARE

     Effective fiscal year 1998, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share." SFAS No. 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the periods reflected in the table below the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive. The following table provides reconciliation of numerators and denominators used in calculating basic and diluted loss per share.

                                                      THREE MONTHS ENDED SEPT. 30    SIX MONTHS ENDED SEPT. 30
                                                      ---------------------------    -------------------------
                                                          1997           1998           1997            1998
                                                        --------       --------       --------       ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE:
  Net loss . . . . . . . . . . . . . . . . . . . .       (32,994)       (87,628)       (31,577)       (84,401)
  Weighted average common shares outstanding . . .        15,001         21,559         14,777         20,506
                                                        --------       --------       --------       --------
Basic loss per share . . . . . . . . . . . . . . .      $  (2.20)      $  (4.06)      $  (2.14)      $  (4.12)
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
DILUTED EARNINGS PER SHARE:
  Net loss . . . . . . . . . . . . . . . . . . . .      $(32,994)      $(87,628)      $(31,577)      $(84,401)
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
  Weighted average common shares outstanding . . .        15,001         21,559         14,777         20,506
  Common stock options outstanding
   (unless anti-dilutive). . . . . . . . . . . . .             -              -              -              -
                                                        --------       --------       --------       --------
Total weighted average common shares and
 equivalents . . . . . . . . . . . . . . . . . . .        15,001         21,559         14,777         20,506
                                                        --------       --------       --------       --------
Diluted loss per share . . . . . . . . . . . . . .      $  (2.20)      $  (4.06)      $  (2.14)      $  (4.12)
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

NOTE 3.  ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards Board's SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expense, gains, and losses) in a full set of general-purpose financial statements. The adoption of this statement had no impact on the Company's net income or stockholders' equity, therefore no adjustments are reflected in stockholders' equity.

     Statement of Financial Accounting Standards Board's SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, major customers, and material countries in which the entity holds assets and reports revenue. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but may require the Company to disclose segment information in its Annual Report on Form 10-K for the year ending March 31, 1999.

     Statement of Financial Accounting Standards Board's SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 established standards for employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of SFAS No.132 had no material impact on the Company's financial statements or related disclosures thereto.

     Statement of Financial Accounting Standards Board's SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes standards for companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements, results of operations, or related disclosures thereto.


NOTE 4.   ACQUISITIONS

     On July 30, 1998, the Company completed the acquisition of Innovative Tech Systems, Inc. ("Innovative"). The acquisition was structured as a tax-free stock-for-stock exchange resulting in the issuance of 2,959,164 shares of Company Common Stock for all outstanding shares of Innovative Common Stock valued at a total purchase price of $85.9 million, including merger costs and assumed liabilities. The transaction was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values at the date of acquisition and the results of operations for Innovative have been included in the financial statements for the period subsequent to acquisition. The Company allocated the excess purchase price over the fair value of net liabilities assumed to goodwill.
As of the acquisition date, technological feasibility of the in-process technology had not been established; therefore the Company has expensed in-process research and development of $81.6 million as of the date of acquisition in accordance with generally accepted accounting principles.

     On September 23, 1998, the Company completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"). The Company issued 392,080 shares of Company Common Stock in exchange for these assets valued at a total purchase price, including merger costs, of $15.6 million. The transaction was accounted for as an asset purchase and, accordingly the assets, including in-process research and development, were recorded based on their fair value at the date of acquisition and the results of operations for ISS have been included in the financial statements for the period subsequent to the acquisition. The Company has allocated the excess purchase price over the fair value of net assets acquired to goodwill.

As of the acquisition date, technological feasibility of the in-process technology had not been established; therefore the Company has expensed the amount of the purchase price allocated to in-process research and development of $10.1 million as of the date of acquisition in accordance with generally accepted accounting principles.

     The amount of the purchase prices for the aforementioned acquisitions allocated to in-process research and development was determined by examining the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value. The goodwill recorded in connection with these acquisitions will be amortized over a five year period on a straight-line basis. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

       The following unaudited pro forma consolidated operating results of the Company and Innovative for the six months ended September 30, 1997 and 1998 are summarized below (in thousands):

                                            1997           1998
                                          -------        -------
Revenue. . . . . . . . . . . . . .        $30,345        $61,085
Operating income . . . . . . . . .          4,454         11,002
Net income . . . . . . . . . . . .          3,011          7,446

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as the amortization of goodwill. However, they do not include the impact of the write-off of $34.8 million and $81.6 million of acquired in-process research and development costs in 1997 and 1998, respectively. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions been effective on April 1, 1997 and 1998, or of future results of operations of the consolidated entities. The pro forma effect of the ISS transaction, exclusive of the write-off of in-process research and development, is considered immaterial for all periods presented.

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

OVERVIEW

     The Company (alternatively "PSI" or "We") develops, markets, and supports an integrated suite of software applications that automates the management of complex, enterprise-wide information and infrastructure assets. In 1995, the Company commenced sales of SERVICECENTER, the Company's Enterprise Service Desk product suite. During fiscal 1998 the Company expanded the strategic concept of its product line by implementing its Infrastructure Management strategy and executing on that strategy with its acquisition in September 1997 of United Software, Inc., including its wholly-owned subsidiary Apsylog, S.A. ("Apsylog Acquisition"). As a result of the Apsylog Acquisition, the Company acquired its ASSETCENTER asset management product suite. SERVICECENTER and ASSETCENTER are currently available for the Windows NT and UNIX platforms, and SERVICECENTER continues to be available for the MVS platform.

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

     On July 30, 1998, the Company completed the acquisition of Innovative Tech Systems, Inc., a provider of facilities management software systems ("Innovative"). The Company acquired Innovative to further its Infrastructure Management strategy by coupling the Company's SERVICECENTER and ASSETCENTER products, which focus on the users information technology infrastructure, with Innovative's SPAN-FM product, which assist users to track and manage their physical plant, facilities, and related assets.

     On September 23, 1998, the Company completed the acquisition of certain technology and other assets and liabilities of International Software Solutions and related persons and entities ("ISS"). The Company acquired these assets to further its Infrastructure Management strategy by extending its ability to provide enterprise remote control activities.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                     THREE MONTHS ENDED SEPT. 30,   SIX MONTHS ENDED SEPT. 30,
                                                     ----------------------------   --------------------------
                                                         1997          1998            1997         1998
                                                        ------        ------          ------       ------
STATEMENT OF OPERATIONS DATA:
 Revenues:
   Licenses. . . . . . . . . . . . . . . . . . . . .      57.7 %        58.6 %          57.6 %       60.8 %
   Maintenance and services. . . . . . . . . . . . .      42.3          41.4            42.4         39.2
                                                        ------        ------          ------       ------
                                                         100.0         100.0           100.0        100.0
 Costs and expenses:
   Cost of licenses. . . . . . . . . . . . . . . . .       0.6           0.2             0.6          0.2
   Cost of maintenance and services. . . . . . . . .      17.1          23.4            16.7         22.2
   Sales and marketing . . . . . . . . . . . . . . .      37.7          35.8            38.4         36.5
   Research and development. . . . . . . . . . . . .      13.6          10.8            14.2         10.9
   General and administrative. . . . . . . . . . . .       9.6           9.0            10.0          9.1
   Acquired research and development costs . . . . .     285.0         309.5           149.8        178.5
                                                        ------        ------          ------       ------
      Total costs and expenses . . . . . . . . . . .     363.6         388.7           229.7        257.4
                                                        ------        ------          ------       ------
 Operating income. . . . . . . . . . . . . . . . . .    (263.6)       (288.7)         (129.7)      (157.4)
 Interest income and other . . . . . . . . . . . . .       1.8           0.7             1.8          0.9
                                                        ------        ------          ------       ------
 Income (loss) before income taxes . . . . . . . . .    (261.8)       (288.0)         (127.9)      (156.5)
 Income tax expense. . . . . . . . . . . . . . . . .       8.6           7.4             8.1          7.7
                                                        ------        ------          ------       ------
 Net income. . . . . . . . . . . . . . . . . . . . .    (270.4)%      (295.4)%        (136.0)%     (164.2)%
                                                        ------        ------          ------       ------
                                                        ------        ------          ------       ------

THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company's results of operations for the three month and six month periods ended September 30, 1998 include results of operation for (i) Innovative subsequent to July 30, 1998 and (ii) subsequent to September 23, 1998, activity related to the assets and liabilities acquired from ISS.

     REVENUES

     Total revenues were $29.7 million and $12.2 million in the second quarter of fiscal 1999 and 1998, respectively, representing a period-to-period increase of 143%. For the six month periods ended September 30, 1998 and 1997, total revenues increased 121% from $23.2 million to $51.4 million. The reasons for the revenue increases are more fully discussed below.

     LICENSES. License revenues were $17.4 million and $7.0 million in the second quarter of fiscal 1999 and 1998, respectively, representing 59% and 58% of total revenues in the respective periods and $31.3 million and $13.4 million for the six months ended September 30, 1998 and 1997, respectively, representing 61% and 58% of total revenues for such periods. License revenues increased 147% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. For the six months ended September 30, 1998, license revenues increased 134% compared to the six month period ended September 30, 1997. The increases in license revenues are attributable to increased demand for new licenses of SERVICECENTER and ASSETCENTER, the full quarter's effect of ASSETCENTER activity, additional seats purchased by existing customers, higher average transaction sizes, more effective corporate marketing programs, improved sales force productivity, expansion of the Company's domestic and international sales forces, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998.

     MAINTENANCE AND SERVICES. Maintenance and services revenues were $12.3 million and $5.2 million in the second quarter of fiscal 1999 and 1998, respectively, representing 41% and 42% of total revenues in the respective periods and $20.1 million and $9.9 million for the six months ended September 30, 1998 and 1997, respectively, representing 39% and 42% of total revenues for such periods. Maintenance and services revenues increased 138% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. For the six months ended September 30, 1998, maintenance and services revenues increased 105% compared to the six months ended September 30, 1997. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers, maintenance revenues included as part of new licenses, an increased number of consulting engagements related to implementation of software from initial license agreements, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998.

COSTS AND EXPENSES

     COST OF LICENSES. Cost of licenses was $52,000 and $69,000 in the second quarter of fiscal 1999 and 1998, respectively, each representing less than 1% of total license revenues in the respective periods and $123,000 and $128,000 for the six month periods ended September 30, 1998 and 1997, respectively, again representing less than 1% of the total license revenues in the respective periods.

     COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenues was $7.0 million and $2.1 million in the second quarter of fiscal 1999 and 1998, respectively, representing 57% and 41% of total maintenance and service revenues in the respective periods and $11.4 million and $3.9 million for the six months ended September 30, 1998 and 1997, respectively, representing 57% and 39% of total maintenance and services revenues for such periods, respectively. The dollar increases in the second quarter of fiscal 1999 over 1998 and in the six months ended September 30, 1998 over the same period in 1997 are attributable to an increase in customer support personnel and professional services personnel in connection with the corresponding increase in professional services revenue, the full quarter's effect of ASSETCENTER activity, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998. Cost of maintenance and services increased as a percentage of related revenues because of increased labor and associated recruiting costs.

     SALES AND MARKETING. Sales and marketing expenses were $10.6 million and $4.6 million in the second quarter of fiscal 1999 and 1998, respectively, representing 37% and 38% of total revenues in the respective periods and $18.8 million and $8.9 million for the six months ended September 30, 1998 and 1997, respectively, representing 36% and 38% of total revenues in such periods. The dollar increases in sales and marketing expenses are attributable to the significant expansion of both the North American and international sales forces, increase in marketing personnel, the full quarter's effect of ASSETCENTER activity, the effect of moderate operating expense increases, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998. Sales and marketing have decreased as a percentage of total revenues for the respective periods as a result of revenues increasing at a faster rate. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $3.2 million and $1.7 million in the second quarter of fiscal 1999 and 1998, respectively, representing 11% and 14% of total revenues in the respective periods and $5.6 million and $3.3 million for the six months ended September 30, 1998 and 1997, respectively, representing 11% and 14% of total revenues in such periods. The dollar increases in research and development from fiscal 1998 to 1999 are due primarily to the increased cost of product author commissions, the hiring of additional software developers, an increase in the number of personnel in the Research and Development department, the full quarter's effect of ASSETCENTER activity, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998. Research and development expenses have decreased as a percentage of total revenues from the second quarter of fiscal 1998 to the second quarter of fiscal 1999 as a result of revenues increasing at a faster rate.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.7 million and $1.2 million in the second quarter of fiscal 1999 and 1998, respectively, representing 9% and 10% of total revenues in the respective periods, and $4.7 million and $2.3 million for the six months ended September 30, 1998 and 1997, respectively, representing 9% and 10% of total revenues in such periods. The dollar increases from fiscal 1998 to 1999 are attributable primarily to costs associated with administrative personnel additions to support the Company's growth, amortization of goodwill, management restructuring, the full quarter's effect of ASSETCENTER activity, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998 while the decreases as a percentage of total revenues reflect the fact that revenues grew at a faster rate than general and administrative expenses.

     ACQUIRED RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs of $91.8 million were incurred in the second quarter of fiscal 1999 in connection with the Innovative and ISS acquisitions. Acquired in-process research and development costs of $34.8 million were incurred in the second quarter of fiscal 1998 in connection with the acquisition of United Software, Inc.

     INCOME TAX EXPENSE. Income tax expense for the second fiscal quarter of 1999 amounted to $2.2 million compared with $1.0 million in the comparable quarter of fiscal 1998. This increase results from the $3.5 million dollar increase in operating profits, before taxes and recognition of the acquired research and development costs in the respective periods. Excluding the effect of expensing the acquired in-process research and development costs, the effective tax rate for the second quarter of fiscal 1998 and for the six months ended September 30, 1998 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $15.6 million in cash, cash equivalents, and short-term investments at September 30, 1998 compared to $22.0 million at March 31, 1998. The decrease in cash, cash equivalents, and short-term investments is primarily attributable to acquisition related costs incurred during the six month period.

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

    The Company utilizes third party equipment and software that may not be Year 2000 compliant and is conducting an internal audit of products provided by outside vendors to determine if such third party products are Year 2000 compliant. Although such audit is not net completed, the Company has received assurances from suppliers of all third party software that the Company deems material to its business that such software is Year 2000 compliant. Failure of such third party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. If key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if the Company was to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on its results of operations and financial conditions.

     The Company is still assessing the impact the Year 2000 issue will have on its proprietary software products and internal information systems and will take appropriate corrective actions based on the results of such analyses. Management of the Company has not yet determined the costs related to achieving Year 2000 compliance but does not believe such costs will be material. To the extent the cost of achieving Year 2000 compliance are material, such costs will have a material adverse effect on its business, results of operations,and financial condition.

     In the ordinary course of its business, the Company tests and evaluates its own software products and believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process, and output information related to such data. There can be no assurance, however, that the Company will not subsequently learn that certain of its software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If any licensees experience Year 2000 problems, such licensees could assert claims for damages.

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

     HISTORY OF OPERATING LOSSES. We have recorded cumulative net losses of approximately $125.9 million through September 30, 1998. This amount includes approximately $34.8 million related to the write-off of acquired in-process research and development in connection with our acquisition of United Software, Inc. including its Apsylog S.A. subsidiary ("Apsylog") which was completed in September 1997, $81.6 million related to the write-off of acquired in-process research and development in connection with our July 1998 acquisition of Innovative Tech Systems, Inc. ("Innovative"), and $10.1 million related to the write-off of acquired in-process research and development in connection with our September 1998 acquisition of certain remote control technology from International Software Solutions ("ISS"). Our main product lines have changed substantially in recent years. For example, our SERVICECENTER product only began shipping in mid-1995 and our ASSETCENTER product only began shipping in mid-1996. As a result, prediction of our future operating results is difficult, if not impossible. Although our operating results were positive during the years ended March 31, 1997 and 1998 (excluding the impact of the $34.8 million charge related to acquired in-process research and development in connection with our acquisition of Apsylog), we may not remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in our revenues that we have experienced in recent years is indicative of future revenue growth or future operating results.

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

     The Company's business has experienced and is expected to continue to experience seasonality. The Company's revenues and operating results in its December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, while revenues and operating results in the March quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. In addition, the Company is currently attempting to expand its presence in international markets, including Europe, the Pacific Rim, and Latin America. International revenues comprise a significant percentage of the Company's total revenues, and the Company may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

     PRODUCT CONCENTRATION. Almost all of our license revenues results from the sale of our SERVICECENTER and ASSETCENTER products. We expect these products to continue to account for a large portion of our revenues for the foreseeable future. Our future operating results are dependent upon continued market acceptance of SERVICECENTER and ASSETCENTER, including future enhancements. In addition, our operating results will be affected by customer acceptance of SPAN-FM as a PSI product suite. We acquired SPAN-FM, a facilities automation software application, through our July 1998 acquisition of Innovative. Any factors adversely affecting the pricing of, demand for, or market acceptance of SERVICECENTER, ASSETCENTER, or SPAN-FM, such as competition or technological change, could materially adversely affect our business, operating results, and financial condition.

     DEPENDENCE ON MARKET ACCEPTANCE OF INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS AND RAPID TECHNOLOGY CHANGE. Until recently, we have focused on developing software products to help manage many aspects of a business's information technology ("IT") systems. In September 1997, we broadened our IT infrastructure management product suite by acquiring ASSETCENTER, an asset management product line, through our acquisition of Apsylog. In addition, we have increased the functionality of SERVICECENTER to manage aspects of the enterprise infrastructure not necessarily related to IT. In July 1998, we acquired Innovative, a provider of facilities management software. Innovative's product strategy has focused on providing building and facilities management and fire safety and inspection software applications, including SPAN-FM. In acquiring Innovative, we intend to further broaden our product line beyond traditional IT infrastructure management. We are seeking to offer a more comprehensive product suite capable of managing a business's IT infrastructure, its physical plant and facilities, its communications infrastructure, and its distribution systems.

     In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. We believe that a market for integrated enterprise-wide infrastructure management solutions is evolving from existing requirements for specific IT management solutions. Such enterprise-wide solutions would include applications for IT management, asset management, building and facilities management, communications resource management, and distribution systems management. However, the existence of such a market is unproven. If such a market does not fully develop, this would materially adversely affect our business, operating results, and financial condition.

     As a result of rapid technology change in our industry, our position in existing markets or other markets that we may enter can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depends in part upon our ability to improved existing products, develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

     INTEGRATION OF INNOVATIVE TECH SYSTEMS INTO PSI'S BUSINESS. Our acquisition of Innovative, which was completed in July 1998, will require integrating Innovative into PSI. Prior to the acquisition, Innovative and PSI were two geographically separated companies that had been operated independently. We believe that the acquisition of Innovative will further our strategy to provide customers with a complete infrastructure management software solution. However, difficulties may be encountered in integrating the product offerings, operations and technology of Innovative with those of PSI. We may not be able to successfully complete technology development or market new products currently in development or develop any new products that relate to the Innovative products. Anticipated marketing, distribution, or other operational benefits and efficiencies from the acquisition of Innovative may not be achieved. The morale of PSI and Innovative employees may be adversely affected as a result of the acquisition and the resulting integration.

     Integrating Innovative into our existing business may prove difficult given that the two companies were geographically separated, have different corporate cultures and have personnel with different business backgrounds. We may not be able to retain a sufficient number of Innovative's key employees. Additionally, we may have problems combining the engineering teams from Innovative with our existing teams so that such teams will successfully cooperate and realize any technological benefits from the combined businesses. Sales of Innovative products may not be markedly enhanced by the broader distribution and marketing opportunities available through PSI. We may not be able to benefit from the broader product offerings available as a result of the acquisition or from any other anticipated benefits. Any failure to integrate the businesses and technologies of the companies successfully or any failure to realize the anticipated benefits of the acquisition could materially adversely affect our business, results of operations, and financial condition.

     In addition, if our management devotes too much time and attention to the integration of Innovative into our existing business, this also could materially adversely affect our business, operating results, and financial condition. In addition, certain of Innovative's suppliers, distributors, or customers may end their agreements with Innovative as a result of the acquisition. In addition, prospective customers of Innovative may delay their orders as a result of uncertainties resulting from the acquisition. For example, customers or potential customers of Innovative could terminate or delay orders with PSI because they may feel that we are not committed to providing products and enhancements or support services for Innovative products. If a significant number of Innovative customers or potential customers cancel or do not renew their arrangements with Innovative or PSI or delay their orders of our products, this could have materially adversely affect our business, results of operations, and financial condition. We expect any such affects to be felt most strongly in near-term quarters.

     INTEGRATION OF INTERNATIONAL SOFTWARE SOLUTIONS INTO PSI'S PRODUCTS. Our acquisition of remote control technology from International Software Solutions and related entities and persons (collectively "ISS"), which was completed in September 1998, will require integrating the ISS technology with SERVICECENTER and ASSETCENTER. Difficulties may be encountered in this integration process. In addition, we may not be able to successfully complete and market new products that use the ISS technology. The marketing, distribution, or other operational benefits and efficiencies anticipated from the acquisition of the ISS technology may not be achieved. We plan to continue to work with employees of ISS to integrate the ISS technology with our products. However, there may be problems combining the engineering teams from ISS with our existing teams. As a result, we may not fully realize the expected technological benefits from the acquired ISS technology. Any failure to integrate the ISS technology into our products could materially adversely affect our business, operating results, and financial condition.

     RISKS ASSOCIATED WITH PSI ACQUISITIONS. We have recently completed our acquisitions of Apsylog, Innovative, and the ISS technology. In the future PSI may make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing integrated infrastructure management software solutions to businesses. Our acquisitions of Apsylog, Innovative, and the ISS technology and any future acquisitions or investments that PSI were to complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

     - difficulty in combining the technology, operations, or work force of the acquired business
     - disruption of the Company's on-going businesses
     - difficulty in realizing the potential financial and strategic position of PSI through the successful integration of the acquired business
     - difficulty in maintaining uniform standards, controls, procedures, and policies -possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel
     - difficulty in obtaining preferred acquisition accounting treatment for these types of transactions
     - diversion of management attention

     The risks described above, either individually or in the aggregate, could materially adversely affect our business, operating results, and financial condition. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of PSI common stock, or a combination of cash and PSI common stock. However, we may not be able to complete any such additional acquisitions in the future.

     DEPENDENCE ON KEY PERSONNEL. The Company's success will depend to a significant extent on the continued service of its senior management and certain other key employees of the Company, including selected sales, consulting, technical and marketing personnel. Few of the Company's employees, including its senior management, are bound by an employment or noncompetition agreement. In addition, the Company does not generally maintain key man life insurance on any employee. The loss of the services of one or more of the Company's executive officers or key employees or the decision of one or more of such officers or employees to join a competitor or otherwise compete directly or indirectly with the Company could have a material adverse effect on the Company's business, operating results and financial condition.

     In addition, several of the Company's executive officers, including its President and Chief Executive Officer, Chief Financial Officer, and certain operating vice presidents, have been employed by the Company for a relatively short period of time. Since joining the Company, the new management team has devoted substantial effort in refocusing the Company's product, sales and marketing strategies. In connection with such changes, the Company restructured its sales and marketing departments, which resulted in the replacement of a significant number of employees. Although management believes that this restructuring has benefited the Company, many of the Company's current employees have been with the Company for only a limited period of time. The ultimate results of such restructuring is impossible to predict.

     ABILITY TO RECRUIT PERSONNEL.

     EXECUTIVE OFFICERS AND KEY PERSONNEL. Our future success will likely depend in large part on our ability to attract and retain additional highly skilled technical, sales, management, and marketing personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel. New employees generally require substantial training in the use of our products. We may not succeed in attracting and retaining such personnel. If we do not, our business, operating results, and financial condition could be materially adversely affected.

     FOREIGN EMPLOYEES. To achieve our business objectives we must be able to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase our reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary, including as a result of limitations imposed by federal immigration laws and the availability of visas issued thereunder, could materially adversely affect our business and operating results. Foreign computer professionals such as those employed by us typically become eligible for employment in the United States by obtaining a nonimmigrant visas. The number of nonimmigrant visas is limited by federal immigration law. Currently, Congress is considering approving an increase in the number of visas available. We cannot predict whether such legislation will ultimately become law. We also cannot predict what effect any future changes in the federal immigration laws will have on our business, operating results, or financial condition.

     COMPETITION. The market for our products is highly competitive and diverse. The technology for infrastructure management software products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

     EXISTING COMPETITION. We have faced competition from a number of sources, including:

     - providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc. (now a division of Tivoli Systems, Inc.)
     - customer interaction software companies such as Clarify Inc. and The Vantive Corporation, whose products include internal help desk applications
     - information technology and systems management companies such as IBM, Computer Associates International, Inc., Network Associates, Inc. (recently formed as a result of the business combination of McAfee Associates, Inc. and Network General Corporation), and Hewlett-Packard Company through its acquisition of PROLIN
     - providers of asset management and facilities management software
     - the internal information technology departments of those companies with infrastructure management needs

     FUTURE COMPETITION. Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the market for enterprise infrastructure management applications develops. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with smaller competitors of PSI. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     Our ability to sell our products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have recently acquired providers of help desk software products. These providers of system management products may decide to close their systems to competing vendors like PSI. They may also decide to bundle their infrastructure management and/or help-desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy. If that were to happen, our ability to sell our products could be adversely affected. Increased competition may result from acquisitions of help desk and other infrastructure management software vendors by system management companies. The results of increased competition including price reductions of our products, reduced gross margins, and reduction of market share, could materially adversely affect our business, operating results, and financial condition.

     GENERAL COMPETITION. Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than PSI. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by PSI may materially adversely affect our business, operating results, and financial condition.

     MANAGEMENT OF GROWTH. We have grown greatly in recent periods, with total revenues increasing from $19.6 million in fiscal 1995 to $23.8 million in fiscal 1996, to $35.0 million in fiscal 1997, and to $61.9 million in fiscal 1998.

     If we achieve our growth plans, including the integration of Apsylog, Innovative, and the technology acquired from ISS, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other PSI resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with the acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results, and financial condition.

     EXPANSION OF DISTRIBUTION CHANNELS. We sell our products through our direct sales force and a limited number of distributors and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources to our direct sales force, particularly in North America where we have recently opened several new sales offices. In addition, we are developing additional sales and marketing channels through system integrators and original equipment manufacturers and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, operating results, and financial condition.

     INTERNATIONAL OPERATIONS. International sales represented approximately 29% of our total revenues in fiscal 1997 and 36% of our total revenue in fiscal 1998. We currently have international sales offices in London, Paris, Frankfurt, Amsterdam, and Copenhagen. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe, Latin America, and the Pacific Rim. Accordingly, we intend to expand our current international operations and enter additional international markets. Such expansion will require significant management attention and financial resources. Our international operations are subject to a variety of risks associated with conducting business internationally, including the following:

     - fluctuations in currency exchange rates
     - longer payment cycles
     - difficulties in staffing and managing international operations
     - problems in collecting accounts receivable
     - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world
     - increases in tariffs, duties, price controls, or other restrictions on foreign currencies trade barriers imposed by foreign countries

     These factors could materially adversely affect our business, operating results, and financial condition. We have only limited experience in developing local-language versions of our products and marketing and distributing its products internationally. We may not be able to successfully translate, market, sell and deliver our products internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results, and financial condition could be adversely affected.

Recent instability in the Asian-Pacific economies and financial markets could adversely affect our business, operating results, and financial condition in future quarters as well.

     CURRENCY FLUCTUATION. A large portion of our business is conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We currently maintain a foreign exchange hedging program, consisting principally of purchases of one month forward-rate currency contracts. However, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations.

     ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION. On January 1, 1999, certain member states of the European Economic Community (the "EEC") will fix their respective currencies to a new currency, the euro. On that day, the euro will become a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currency, such as the French franc or deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. Our ASSETCENTER product was originally developed for the European market and is capable of managing currency data measured in euros. We are still assessing the impact that the euro will have on our internal systems and our other products. We will take corrective actions based on the results of such assessment. We have not yet determined the costs related to this problem. Issues related to the introduction of the euro may materially adversely affect our business, operating results, and financial condition.

     CONTROL BY EXISTING STOCKHOLDERS. Based on shares outstanding as of September 30, 1998, PSI's officers, directors, and entities directly related to such individuals together beneficially own approximately 42.0% of the outstanding shares of PSI common stock. In particular, John J. Moores, Chairman of PSI's board of directors, owns approximately 36.3% of the outstanding shares. As a result, PSI's officers and directors will be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of PSI. Such concentrated share ownership may prevent or discourage potential bids to acquire PSI unless the terms of acquisition are approved by such officers and directors.

     PRODUCT DEVELOPMENT DELAYS. We have experienced product development delays in the past and may experience delays in the future. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products. Any such new or improved products may not achieve market acceptance. Our current or future products may not conform to industry requirements. If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, our business, operating results, and financial condition could be adversely affected.

     Because our software products are complex, these products may contain errors that could be detected at any point in a product's life cycle. In the past we have discovered software errors in certain of our products and have experienced delays in shipment of our products during the period required to correct these errors. Despite testing by PSI and by current and potential customers, errors in our products may be found in the future. Detection of such errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. If any of these results were to occur, our business, operating results, and financial condition could be materially adversely affected.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we do not expect software piracy to be a persistent problem, some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources to PSI and could materially adversely affect our business, operating results, and financial condition.

     RISKS OF INFRINGEMENT. While we are not aware that any of our software product offerings infringes the proprietary rights of third parties, third parties may claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on our business, operating results, and financial condition.

     PRODUCT LIABILITY. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims. We may be subject to such claims in the future. A product liability claim could materially adversely affect our business, operating results, and financial condition.

     UNDESIGNATED PREFERRED STOCK. PSI's board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges, and restrictions of such preferred stock without any further vote or action by PSI's stockholders. The issuance of preferred stock allows PSI to have flexibility in connection with possible acquisitions and other corporate purposes. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by the PSI stockholders. As a result, the market price of the PSI common stock and the voting and other rights of the holders of PSI common stock may be adversely affected. The issuance of preferred stock may result in the loss of voting control to others. PSI has no current plans to issue any shares of preferred stock.

     CHARTER PROVISIONS. Certain provisions of PSI's charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the PSI board of directors and in the policies set by the board. These provisions also discourage certain types of transactions which may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of PSI to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for PSI's shares. As a result, these provisions may prevent the market price of PSI common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of PSI.

     ANTITAKEOVER EFFECTS OF DELAWARE LAW. PSI is subject to the antitakeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. The Delaware law prevents certain Delaware corporations, including PSI, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that such stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" includes, among other things, a merger or consolidation involving PSI and the interested stockholder and the sale of more than 10% of PSI's assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a company and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the antitakeover provisions. PSI has not "opted out" of the antitakeover provisions of Delaware Law.

     VOLATILITY OF TRADING PRICES. We completed the initial public offering of PSI common stock in April 1997. Prior to April 1997 no public market existed for PSI common stock. In the past, the market price of PSI common stock has varied greatly and the volume of PSI common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation result due to a number of factors including:

     - any shortfall in revenues or net income from revenues or net income expected by securities analysts
     - announcements of new products by PSI or our competitors
     - quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors
     - changes in analysts' estimates of our financial performance, the financial performance of our competitors, or the financial performance of software companies in general
     - general conditions in the software industry - changes in prices for our products or the products of our competitors
     - changes in our revenue growth rates or the growth rates of our competitors
     - sales of large blocks of the PSI common stock conditions in the financial markets in general

     In addition, the stock market may from time to time experience extreme price and volume fluctuations. Many technology companies in particular have experienced such fluctuations. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market prices of PSI's common stock may experience significant fluctuations in the future.

                                    PART II.
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     On September 23, 1998, the Company completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related entities and persons (collectively "ISS") pursuant to an Asset Purchase Agreement dated September 23, 1998. In connection with such acquisition, the Company issued 392,080 shares of its Common Stock to the sellers in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) of and Regulation D under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of the Stockholders of the Company was held on September 9, 1998 in San Diego, California. John J. Moores, Christopher A. Cole, David A. Farley, Stephen P. Gardner, Richard A. Hosley, Charles E. Noell III, and Norris van den Berg were elected to the Board of Directors. In addition, the following items were acted upon:

1. To approve an amendment to the Company's 1994 Stock Option Plan (the "Stock Plan") to (i) increase the number of shares reserved for issuance thereunder by 3,000,000 shares and (ii) provide for additional automatic increases in the number of shares reserved for issuance thereunder such that effective as of January 1 of each calendar year, beginning January 1, 1999 and ending January 1, 2003, the number of shares available for issuance under the Stock Plan but not subject to outstanding options will be not less than the lesser of 4% of the Company's outstanding shares or 4,000,000 and to approve the material terms of the Stock Plan, as amended.

               VOTES FOR           VOTES AGAINST          ABSTENTIONS
               ---------           -------------          -----------
               12,153,601            2,914,701               4,128

2. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 50,000,000 to 200,000,000.

               VOTES FOR           VOTES AGAINST          ABSTENTIONS
               ---------           -------------          -----------
               15,146,977            1,617,987               3,800

3. To approve the restricted stock agreement entered between the Company and its President and Chief Executive Officer, pursuant to which the Company issued 50,000 shares of Common Stock, which are subject to accelerated vesting over six years if the Company achieves certain financial milestones.

               VOTES FOR           VOTES AGAINST          ABSTENTIONS
               ---------           -------------          -----------
               13,693,828            1,414,382               4,900

5. Ratification of Arthur Andersen LLP as independent accountants for the Company for the year ending March 31, 1999.

               VOTES FOR           VOTES AGAINST          ABSTENTIONS
               ---------           -------------          -----------
               16,749,120              2,600                17,044

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

           Exhibits     Exhibit Title
           --------     -------------------------------------------
             27.1       Financial Data Schedule

b)   Reports on Form 8-K:

     The Company filed on Form 8-K on July 31, 1998, in connection with its acquisition of Innovative Tech Systems, Inc. The Company filed on Form 8-K on September 23, 1998 in connection with its acquisition of certain technology and other assets and liabilities of International Software Solutions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 16th day of November, 1998.


                                     PEREGRINE SYSTEMS, INC.


                                     By     /s/ David A. Farley
                                        -----------------------------
                                                David A. Farley
                                        Vice President, Finance, Chief Financial
                                             Officer (Principal Financial and
                                                     Accounting Officer)