Form 10-Q
period 1998-12-31
PEREGRINE SYSTEMS INC
filed 1999-02-09
CIK 1031107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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
            (STATE OR OTHER                            (I.R.S. EMPLOYER
            JURISDICTION OF                         IDENTIFICATION NUMBER)
           INCORPORATION OR
             ORGANIZATION)


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

                                YES /X/   NO / /


     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 1998 was 23,534,855.

                             PEREGRINE SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION
                                                                        PAGE NO.

     Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of December 31,
              1998 (unaudited) and March 31, 1998.........................     3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended December 31, 1998 and 1997 (unaudited)...     4

              Condensed Consolidated Statements of Operations for the
              Nine Months Ended December 31, 1998 and 1997 (unaudited)....     4

              condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended December 31, 1998 and 1997 (unaudited)....     5

              Notes to condensed Consolidated Financial Statements
              (unaudited).................................................     7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    10

PART II.                       OTHER INFORMATION

     Item  2. Changes in Securities.......................................    24

     Item  4. Submission of Matters to a Vote of Security Holders.........    24

     Item  6. Exhibits and Reports on Form 8-K............................    24

Signatures................................................................    25

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXPECT PER SHARE AMOUNTS)

                                                                        MARCH 31,       DECEMBER 31,
                                                                          1998             1998
                                                                        ---------       -----------
                                                                        (AUDITED)       (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents..........................................   $14,950           $15,209
   Short-term investments.............................................     7,027             5,000
   Accounts receivable, net of allowance for doubtful accounts of
      $485 and $1,145, respectively...................................    16,761            33,545
   Deferred tax assets................................................     7,297             7,297
   Other current assets...............................................     2,905             8,358
                                                                         -------           -------
        Total current assets..........................................    48,940            69,409
Property and equipment, net...........................................     5,455            11,039
Goodwill and other, net...............................................     2,342            11,297
                                                                         -------           -------
                                                                         $56,737           $91,745
                                                                         -------           -------
                                                                         -------           -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................................   $ 2,337           $ 6,010
   Accrued expenses and other.........................................     9,310            20,368
   Deferred revenue...................................................    11,570            14,159
   Current portion of long-term debt..................................       151                35
                                                                         -------           -------
      Total current liabilities.......................................    23,368            40,572
Long-term debt, net of current portion................................       966               716
Deferred revenue, net of current portion..............................     1,802             2,045
                                                                         -------           -------
        Total liabilities.............................................    26,136            43,333
                                                                         -------           -------

  Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000 shares authorized, no
      shares issued or outstanding....................................      -                 -
   Common stock, $0.001 par value, 50,000 and 200,000 shares
      authorized, respectively, and 18,790 and 23,535 issued and              19                24
      outstanding, respectively.......................................
   Additional paid-in capital.........................................    74,351           172,069
   Accumulated deficit................................................   (41,461)         (120,347)
   Unearned portion of deferred compensation..........................    (1,493)           (1,153)
   Cumulative translation adjustment..................................      (553)             (456)
    Treasury stock, at cost...........................................      (262)           (1,725)
                                                                         -------           -------
        Total stockholders' equity....................................    30,601            48,412
                                                                         -------           -------
                                                                         $56,737           $91,745
                                                                         -------           -------
                                                                         -------           -------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED DEC. 31,         NINE MONTHS ENDED DEC. 31,
                                                             ---------------------------         --------------------------
                                                                  1997        1998                  1997          1998
                                                               ---------   ---------             ----------    ----------
Revenues:
   Licenses...............................................      $12,374     $26,064               $ 25,741      $ 57,321
   Services ..............................................        6,135      14,485                 15,986        34,632
                                                                -------     -------               --------      --------
      Total revenues......................................       18,509      40,549                 41,727        91,953
                                                                -------     -------               --------      --------
Costs and Expenses:
   Cost of licenses.......................................           98         306                    226           429
   Cost of services.......................................        2,839       9,486                  6,715        20,893
   Sales and marketing....................................        6,797      15,144                 15,722        33,900
   Research and development...............................        2,467       3,723                  5,770         9,322
   General and administrative.............................        2,101       3,506                  4,413         8,163
   Acquired in-process research and development costs.....          -           -                   34,775        91,765
                                                                -------     -------               --------      --------
      Total costs and expenses............................       14,302      32,165                 67,621       164,472
                                                                -------     -------               --------      --------
Operating income (loss)...................................        4,207       8,384                (25,894)      (72,519)
Interest income and other.................................          204         100                    608           553
                                                                -------     -------               --------      --------
Income (loss) from operations before income taxes.........        4,411       8,484                (25,286)      (71,966)
Income tax expense........................................        1,632       2,969                  3,512         6,920
                                                                -------     -------               --------      --------
Net income (loss).........................................      $ 2,779     $ 5,515               $(28,798)     $(78,886)
                                                                -------     -------               --------      --------
                                                                -------     -------               --------      --------

Net income (loss) per share - basic:
    Net income (loss) per share...........................      $  0.15     $  0.24               $  (1.86)     $  (3.69)
                                                                -------     -------               --------      --------
                                                                -------     -------               --------      --------
    Weighted average common shares outstanding............       18,039      23,299                 15,510        21,359
                                                                -------     -------               --------      --------
                                                                -------     -------               --------      --------

Net income (loss) per share - diluted:
    Net income (loss) per share...........................      $  0.14     $  0.22               $  (1.86)     $  (3.69)
                                                                -------     -------               --------      --------
                                                                -------     -------               --------      --------
    Weighted average common shares outstanding............       20,110      25,038                 15,510        21,359
                                                                -------     -------               --------      --------
                                                                -------     -------               --------      --------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                           ------------------------------
                                                               1997               1998
                                                           -----------         ----------
Cash flow from operating activities:
   Net loss...........................................      $(28,798)           $(78,886)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
   Depreciation and amortization......................         1,594               3,821
   Charge for acquired research and development.......        34,775              91,765
Increase (decrease) in cash resulting from changes in:
        Accounts receivable...........................        (7,728)            (14,165)
        Financed receivables..........................           214                 -
        Deferred tax asset............................         1,752                 -
        Other current assets..........................          (320)             (5,201)
        Other assets..................................           468                (116)
        Accounts payable..............................           705               2,307
        Accrued expenses..............................         1,228              (3,327)
        Deferred revenue..............................          (366)               (128)
                                                            --------            --------
                                                               3,524              (3,930)
                                                            --------            --------
           Net cash used by discontinued business.....          (170)                -
                                                            --------            --------
           Net cash provided by (used in) operating
              activities..............................         3,354              (3,930)
                                                            --------            --------
Cash flows from investing activities:
   Purchases of property and equipment................        (1,291)             (6,758)
   Purchases of short-term investments................           -               (38,000)
   Maturities of short-term investments...............           -                40,027
   Cash acquired in acquisition.......................           582                  46
                                                            --------            --------
           Net cash used in investing activities......          (709)             (4,685)
                                                            --------            --------
Cash flows from financing activities:
   Repayment on bank line of credit, net..............        (3,387)                -
   Repayments of long-term debt.......................        (2,336)             (1,063)
   Issuance of common stock...........................        19,060              11,303
    Treasury stock purchased..........................          (262)             (1,463)
   Principal payments under capital lease obligation..          (374)                -
                                                            --------            --------
           Net cash provided by financing activities..        12,701               8,777
                                                            --------            --------
Effect of exchange rate changes on cash...............          (148)                 97
                                                            --------            --------
Net increase in cash..................................        15,198                 259
Cash and cash equivalents, beginning of period........           305              14,950
                                                            --------            --------
Cash and cash equivalents, end of period..............      $ 15,503            $ 15,209
                                                            --------            --------
                                                            --------            --------

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest........................................      $     34            $     22
      Income taxes....................................      $    567            $     64
Supplemental disclosure of noncash investing and
  financing activities:
      Stock issued and other noncash consideration
       for acquisitions.............................        $ 38,617            $ 86,421

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED ONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 31, 1998, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 1998 and 1997 have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1998, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Recently, the Securities and Exchange Commission (the "Commission") has publicly commented on concerns it has regarding the valuation methodology used by several public companies within the Company's industry for valuing in-process research and development and related charges. Although the Company has not been contacted by the Commission regarding any of its valuations of acquired in-process research and development, the Company is examining the impact of the recent informal guidance promulgated by the Commission in determining the value of acquired in-process research and development charges.

         Based on the Company's current understanding of the Commission's position, it may be necessary for the Company to adjust its valuation methodology in order to reflect the Commission's recently promulgated guidance on valuing its acquired in-process research and development. The Company is currently assessing what impact an adjustment to this valuation methodology may have as it is applied to technology acquired in three acquisitions undertaken in fiscal 1999 and 1998. In connection with these acquisitions, the Company recorded acquired in-process research and development charges in the amount of $91.8 million in the second quarter of fiscal 1999, and $34.8 million in the second quarter of fiscal 1998.

         The Company believes that these purchase price allocations were recorded in accordance with generally accepted accounting principles and were appropriate based on the information available at the time, including independent third party appraisals confirming the value assigned to acquired in-process research and development and related charges. However, the Company is evaluating the impact of the recent guidance promulgated by the Commission and cannot predict the outcome this evaluation will have on previously recorded acquired in-process research and development charges.

         In the event that the Company concludes, as a result of this evaluation, that a material portion of the amount of the in-process research and development charges previously recorded should be capitalized, the Company would be required to restate previously issued financial statements. Such a restatement would decrease the net loss for the fiscal years ending March 31, 1999 and 1998 including the related quarters and the carrying value of purchased intangibles. In addition, future annual amortization expense associated with the purchased intangibles would increase over the remaining portion of the purchased intangibles' original five year amortization period.

NOTE 2.  NET INCOME (LOSS) PER SHARE

         Effective fiscal year 1998, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share." SFAS No. 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted, for all periods for which a statement of operations is presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the nine month periods reflected in the table below the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive. The following table provides reconciliation of numerators and denominators used in calculating basic and diluted income (loss) per share.

                                                  THREE MONTHS ENDED DEC. 31    NINE MONTHS ENDED DEC.31
                                                  --------------------------    ------------------------
                                                      1997          1998            1997        1998
                                                    --------      --------        --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME (LOSS) PER SHARE - BASIC:

  Net income (loss)............................... $  2,779       $  5,515        $(28,798)   $(78,886)
  Weighted average common shares outstanding......   18,039         23,299          15,510      21,359
                                                   --------       --------        --------    --------
Basic net income (loss) per share................. $   0.15       $   0.24        $  (1.86)   $  (3.69)
                                                   --------       --------        --------    --------
                                                   --------       --------        --------    --------

NET INCOME (LOSS) PER SHARE - DILUTED:
  Net income (loss)............................... $  2,779       $  5,515        $(28,798)   $(78,886)
                                                   --------       --------        --------    --------
                                                   --------       --------        --------    --------
  Weighted average common shares outstanding......   18,039         23,299          15,510      21,359
  Common stock options outstanding
    (unless anti-dilutive)........................    2,071          1,739            -           -
                                                   --------       --------        --------    --------
Total weighted average common shares and
  equivalents.....................................   20,110         25,038          15,510      21,359
                                                   --------       --------        --------    --------
Diluted net income (loss) per share............... $   0.14       $   0.22        $  (1.86)   $  (3.69)
                                                   --------       --------        --------    --------
                                                   --------       --------        --------    --------

NOTE 3.  ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards Board's SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expense, gains, and losses) in a full set of general-purpose financial statements. The adoption of this statement had no impact on the Company's net income or stockholders' equity; therefore, no adjustments are reflected in stockholders' equity.

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

         Since the release of SERVICECENTER in July 1995, and until the Apsylog Acquisition, SERVICECENTER accounted for substantially all of the Company's license revenues. From the Apsylog Acquisition until July 1998, SERVICECENTER and ASSETCENTER together have accounted for substantially all of the Company's license revenues.

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

         The Company's revenues are derived from product licensing and services. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. Services revenues consist of consulting and support fees. The Company has sold its original PNMS software to a sizable installed base of customers, many of whom have transitioned to SERVICECENTER. The Company's installed customer base has generated a consistent level of maintenance revenues.

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

         The Company currently derives substantially all of its license revenues from the sale of its SERVICECENTER, ASSETCENTER, and SPAN-FM product suites and expects them to account for a significant portion of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of the SERVICECENTER and ASSETCENTER product suites, including future enhancements, as well as SPAN-FM. Factors adversely affecting the pricing of, demand for or market acceptance of the SERVICECENTER, ASSETCENTER, or SPAN-FM product suites, such as competition or technological change, could have a material adverse effect on the Company's business, operating results, and financial condition.

         The Company conducts business overseas in a number of foreign currencies, principally the British Pound, the Deutsche Mark, the French Franc, and the euro. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Although the Company currently derives no revenues from highly inflationary economies, the Company is expanding its presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition. The Company has in place a foreign currency forward hedging program. The hedging program consists primarily of using 30-day forward-rate currency contracts. Currency contracts are in accordance with SFAS No. 52 and receive hedge accounting treatment. Accordingly, to the extent properly hedged by obligations denominated in local currencies, the Company's foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that the Company's hedging activities will adequately protect the Company against such risk.

         Although the Company has been expanding its presence in the Pacific Rim over the last year, its Pacific Rim sales activity has not been material. Accordingly, the Company's operations and financial conditions have not been materially impacted by the recent Asian financial crisis.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                 THREE MONTHS ENDED DEC. 31    NINE MONTHS ENDED DEC.31
                                                     1997          1998            1997        1998
                                                   --------      --------        --------    --------
STATEMENT OF OPERATIONS DATA:
  Revenues:
      Licenses ..................................    66.9 %         64.3%           61.7%       62.3%
      Services ..................................    33.1           35.7            38.3        37.7
                                                    -----          -----           -----       -----
        Total revenues...........................   100.0          100.0           100.0       100.0
  Costs and expenses:
      Cost of licenses...........................     0.5            0.8             0.5         0.5
      Cost of services...........................    15.3           23.4            16.1        22.7
      Sales and marketing........................    36.7           37.3            37.7        36.9
      Research and development...................    13.4            9.2            13.8        10.1
         General and administrative..............    11.4            8.6            10.6         8.9
      Acquired research and development costs....     -              -              83.3        99.8
                                                    -----          -----           -----       -----
        Total costs and expenses.................    77.3           79.3           162.0       178.9
                                                    -----          -----           -----       -----
   Operating income (loss).......................    22.7           20.7           (62.0)      (78.9)
   Interest income and other.....................     1.1            0.2             1.4         0.6
                                                    -----          -----           -----       -----
   Income (loss) before income taxes.............    23.8           20.9           (60.6)      (78.3)
   Income tax expense............................     8.8            7.3             8.4         7.5
                                                    -----          -----           -----       -----
   Net income (loss).............................    15.0%          13.6%          (69.0)%     (85.8)%
                                                    -----          -----           -----       -----
                                                    -----          -----           -----       -----

THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

         The Company's results of operations for the three month and nine month periods ended December 31, 1998 include results of operation for (i) Innovative subsequent to July 30, 1998 and (ii) subsequent to September 23, 1998, activity related to the assets and liabilities acquired from ISS.

         REVENUES

         Total revenues were $40.5 million and $18.5 million in the third quarter of fiscal 1999 and 1998, respectively, representing a period-to-period increase of 119%. For the nine month periods ended December 31, 1998 and 1997, total revenues increased 120% from $41.7 million to $92.0 million. The reasons for the revenue increases are more fully discussed below.

         LICENSES. License revenues were $26.1 million and $12.4 million in the third quarter of fiscal 1999 and 1998, respectively, representing 64% and 67% of total revenues in the respective periods and $57.3 million and $25.7 million for the nine months ended December 31, 1998 and 1997, respectively, representing 62% of total revenues for each period. License revenues increased 111% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. For the nine months ended December 31, 1998, license revenues increased 123% compared to the nine month period ended December 31, 1997. The increases in license revenues are attributable to increased demand for new licenses, additional seats purchased by existing customers, higher average transaction sizes, more effective corporate marketing programs, improved sales force productivity, expansion of the Company's domestic and international sales forces, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998.

         SERVICES. Services revenues, consisting of consulting and support fees, were $14.5 million and $6.1 million in the third quarter of fiscal 1999 and 1998, respectively, representing 36% and 33% of total revenues in the respective periods and $34.6 million and $16.0 million for the nine months ended December 31, 1998 and 1997, respectively, representing 38% of total revenues for each period. Services revenues increased 136% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. For the nine months ended December 31, 1998, services revenues increased 117% compared to the nine months ended December 31, 1997. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers, maintenance revenues included as part of new licenses, an increased number of consulting engagements related to implementation of software from initial license agreements, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998.

COSTS AND EXPENSES

         COST OF LICENSES. Cost of licenses was $306,000 and $98,000 in the third quarter of fiscal 1999 and 1998, respectively, each representing less than 1% of total license revenues in the respective periods and $429,000 and $226,000 for the nine month periods ended December 31, 1998 and 1997, respectively, again representing less than 1% of the total license revenues in the respective periods.

         COST OF SERVICES. Cost of services revenues was $9.5 million and $2.8 million in the third quarter of fiscal 1999 and 1998, respectively, representing 65% and 46% of total service revenues in the respective periods and $20.9 million and $6.7 million for the nine months ended December 31, 1998 and 1997, respectively, representing 60% and 42% of total services revenues for such periods, respectively. The dollar increases in the third quarter of fiscal 1999 over 1998 and in the nine months ended December 31, 1998 over the same period in 1997 are attributable to an increase in customer support personnel and professional services personnel in connection with the corresponding increase in professional services revenue, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998. Cost of maintenance and services increased as a percentage of related revenues because of increased labor and associated recruiting costs.

         SALES AND MARKETING. Sales and marketing expenses were $15.1 million and $6.8 million in the third quarter of fiscal 1999 and 1998, respectively, representing 37% of total revenues in each of the respective periods and $33.9 million and $15.7 million for the nine months ended December 31, 1998 and 1997, respectively, representing 37% and 38% of total revenues in such periods. The dollar increases in sales and marketing expenses are attributable to the significant expansion of both the North American and international sales forces, increase in marketing personnel, the effect of moderate operating expense increases, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998. Sales and marketing have decreased as a percentage of total revenues for the respective periods as a result of revenues increasing at a faster rate. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $3.7 million and $2.5 million in the third quarter of fiscal 1999 and 1998, respectively, representing 9% and 13% of total revenues in the respective periods and $9.3 million and $5.8 million for the nine months ended December 31, 1998 and 1997, respectively, representing 10% and 14% of total revenues in such periods. The dollar increases in research and development from fiscal 1998 to 1999 are due primarily to the increased cost of product author commissions, the hiring of additional software developers, an increase in the number of personnel in the Research and Development department, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998. Research and development expenses have decreased as a percentage of total revenues from the third quarter of fiscal 1998 to the third quarter of fiscal 1999 as a result of revenues increasing at a faster rate.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.5 million and $2.1 million in the third quarter of fiscal 1999 and 1998, respectively, representing 9% and 11% of total revenues in the respective periods, and $8.2 million and $4.4 million for the nine months ended December 31, 1998 and 1997, respectively, representing 9% and 11% of total revenues in such periods. The dollar increases from fiscal 1998 to 1999 are attributable primarily to costs associated with administrative personnel additions to support the Company's growth, amortization of goodwill, management restructuring, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998 while the decreases as a percentage of total revenues reflect the fact that revenues grew at a faster rate than general and administrative expenses.

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

              INCOME TAX EXPENSE. Income tax expense for the third fiscal quarter of 1999 amounted to $3.0 million compared with $1.6 million in the comparable quarter of fiscal 1998 and $6.9 million and $3.5 million for the nine months ended December 31, 1998 and 1997, respectively. This increase results from the $4.2 million dollar increase in operating profits, before taxes in the respective periods. Excluding the effect of expensing the acquired in-process research and development costs, the effective tax rate for the three and nine month periods ended December 31, 1998 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $20.2 million in cash, cash equivalents, and short-term investments at December 31, 1998 compared to $22.0 million at March 31, 1998. The decrease in cash, cash equivalents, and short-term investments is primarily attributable to acquisition related costs incurred during the nine month period.

         The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENT AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. IN PARTICULAR, FISCAL 1999 ANNUAL AND FOURTH QUARTER RESULTS AND PREVIOUSLY REPORTED RESULTS FOR PRIOR PERIODS MAY DIFFER OR CHANGE MATERIALLY DUE TO POTENTIAL PRIOR PERIOD ADJUSTMENTS AND RELATED RESTATEMENT(S) RELATED TO ACCOUNTING FOR PRIOR MERGER AND ACQUISITION TRANSACTIONS. THE COMPANY'S INDEPENDENT ACCOUNTANTS HAVE ADVISED THE COMPANY THAT SUCH ADJUSTMENTS OR RESTATEMENT(S) MAY BE REQUIRED BASED ON RECENT PUBLIC STATEMENTS BY THE SECURITIES AND EXCHANGE COMMISSION CONCERNING SUCH TRANSACTIONS. SIMILARLY, RESULTS FOR FUTURE PERIODS MAY BE IMPACTED BY THESE POTENTIAL ADJUSTMENTS AND RELATED RESTATEMENT(S). THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

         ACQUISITION ACCOUNTING. In August 1997 the Company acquired Apsylog S.A., a French corporation based in Paris, France, through the acquisition of all the outstanding shares of United Software, Inc., a Delaware corporation and the parent corporation of Apsylog, in a stock-for-stock transaction accounted for by the purchase method of accounting (the "Apsylog Acquisition"). In connection with the Apsylog Acquisition the Company recorded a one-time charge for acquired in-process research and development costs of $34.8 million. In July 1998, the Company acquired Innovative Tech Systems, Inc. (the "Innovative Acquisition") in a stock-for-stock transaction accounted for by the purchase method of accounting. In connection with the Innovative Acquisition the Company incurred a one-time charge for acquired in-process research and development costs of $81.7 million. In September 1998 the Company completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (the "ISS Acquisition"). The Company issued stock to the sellers in exchange for certain assets and liabilities. In connection with the ISS Acquisition, the Company incurred a one-time charge for in-process research and development costs of $10.1 million. In each instance the Company's charges for in-process research and development costs were made based on valuations provided by an independent appraiser and the Company believes its charges were in accordance with established industry practice at the time.

         Recently the Securities and Exchange Commission ("SEC") has increased the level of scrutiny given to acquisition accounting, including the methodology used for the determination of charges for acquired in-process research and development costs, and many companies that engaged in acquisitions over the last several years have received comment letters. It has been reported that the SEC has issued 150 letters to issuers highlighting the fact that their future filings will be closely reviewed in connection with such acquisition accounting issues. In addition, a number of companies have restated their financial statements in order to revise their acquisition accounting, including adjusting charges for acquired in-process research and development costs and related goodwill. To date, the Company has not received a comment letter. The financial results for the September 1997 and September 1998 quarters may need to be restated depending on final resolution of the application of acquisition accounting by the SEC and the accounting standards makers, resulting in changes to charges for acquired in-process research and development and goodwill, including related amortization for affected periods. Any required restatement would result in noncash charges. The aggregate amount of acquired in-process research and development costs written off in connection with the three acquisitions was approximately $126.6 million. Any restatement could have a material adverse effect on the Company's business, operating results and financial condition.

         HISTORY OF OPERATING LOSSES. We have recorded cumulative net losses of approximately $120.3 million through December 31, 1998. This amount includes approximately $34.8 million related to the write-off of acquired in-process research and development in connection with our acquisition of United Software, Inc. including its Apsylog S.A. subsidiary ("Apsylog") which was completed in September 1997, $81.7 million related to the write-off of acquired in-process research and development in connection with our July 1998 acquisition of Innovative Tech Systems, Inc. ("Innovative"), and $10.1 million related to the write-off of acquired in-process research and development in connection with our September 1998 acquisition of certain remote control technology from International Software Solutions ("ISS"). Our main product lines have changed substantially in recent years. For example, our SERVICECENTER product only began shipping in mid-1995 and our ASSETCENTER product only began shipping in mid-1996. As a result, prediction of our future operating results is difficult, if not impossible. Although our operating results were positive during the years ended March 31, 1997 and 1998 (excluding the impact of the $34.8 million charge related to acquired in-process research and development in connection with our acquisition of Apsylog), we may not remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in our revenues that we have experienced in recent years is indicative of future revenue growth or future operating results.

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

         RISKS ASSOCIATED WITH PSI ACQUISITIONS. We have recently completed our acquisitions of Apsylog, Innovative, and the ISS technology. In the future PSI may make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing integrated infrastructure management software solutions to businesses. Our acquisitions of Apsylog, Innovative, and the ISS technology and any future acquisitions or investments that PSI were to complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

         - difficulty in combining the technology, operations, or work force of the acquired business o disruption of the Company's on-going businesses
         - difficulty in realizing the potential financial and strategic position of PSI through the successful integration of the acquired business
         - difficulty in maintaining uniform standards, controls, procedures, and policies - possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel
         - difficulty in obtaining preferred acquisition accounting treatment for these types of transactions o diversion of management attention

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

         MANAGEMENT OF GROWTH. We have grown greatly in recent periods, with total revenues increasing from $19.6 million in fiscal 1995 to $23.8 million in fiscal 1996, to $35.0 million in fiscal 1997, and to $61.9 million in fiscal 1998. Total revenues in the first nine months of fiscal 1999 increased to $92.0 million.

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

         CONTROL BY EXISTING STOCKHOLDERS. Based on shares outstanding as of December 31, 1998, PSI's officers, directors, and entities directly related to such individuals together beneficially own approximately 38.4% of the outstanding shares of PSI common stock. In particular, John J. Moores, Chairman of PSI's board of directors, owns approximately 31.7% of the outstanding shares. As a result, PSI's officers and directors will be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of PSI. Such concentrated share ownership may prevent or discourage potential bids to acquire PSI unless the terms of acquisition are approved by such officers and directors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

      Exhibits     Exhibit Title
      --------     -------------
         27.1     Financial Data Schedule

b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 9th day of February, 1999.

                                      PEREGRINE SYSTEMS, INC.

                           By              /s/ David A. Farley
                              --------------------------------------------------
                              Senior Vice President, Finance and Administration,
                                          and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)