Form 10-Q/A
period 1997-09-30
PEREGRINE SYSTEMS INC
filed 1999-04-23
CIK 1031107

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-Q/A

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

                               YES    X       NO
                                    -----        -----

     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1997 was 17,175,094.

                              PEREGRINE SYSTEMS, INC.

                                  EXPLANATORY NOTE

     In October 1998, the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants citing its views on the proper procedures and practices that should be followed in purchase accounting for acquired in-process research and development related to corporate acquisitions. In this letter and in following public statements, the Commission has affirmed its intention to require all companies to conform to these announced views where purchase accounting for acquired in-process research and development is involved.

     As of the date of this amendment, the Company has completed five corporate acquisitions which have been accounted for using the purchase method of accounting and which have resulted in charges associated with the valuation of acquired in-process research and development. These acquisitions include United Software, Inc. during the second quarter of fiscal 1998, Innovative Tech Systems, Inc. and certain technology and other assets and liabilities of International Software Solutions, both in the second quarter of fiscal 1999, Prototype, Inc. in the fourth quarter of fiscal 1999 and FPrint UK Ltd. in the first quarter of fiscal 2000. The Company believes that its periodic reports filed in fiscal 1998 and 1999, which include charges for in-process research and development resulting from those acquisitions that have been reported to date, were made in accordance with generally accepted accounting principles and established industry practices at the time. However, in response to and in conformance with the Commission's announced guidelines on purchase accounting for acquired in-process research and development, the Company is restating its financial results for all periods extending back to the period ended September 30, 1997.

     This amendment to the Company's Quarterly Report on Form 10-Q, which sets forth the Company's restated financial results for the period, does not otherwise attempt to update the information included herein beyond the original filing date of the report.

                                 TABLE OF CONTENTS

PART I.                                 FINANCIAL INFORMATION                                            PAGE NO.
-------                                 ---------------------                                            --------
Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 1997 (unaudited)
                 and March 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

               Condensed Consolidated Statements of Operations for the Three Months
                 Ended September 30, 1997 and 1996 and for the Six Months Ended
                 September 30, 1997 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .       4

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 September 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .       5

                 Notes to Condensed Consolidated Financial Statements (unaudited). . . . . . . . . . .       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10


PART II.                                OTHER INFORMATION
--------                                -----------------

Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

Item 4.        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .      21

Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

                        PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                                    RESTATED - SEE NOTE 1
                                                                                                    ---------------------

                                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                                  1997                  1997
                                                                                                  ----                  ----
                                                                                                (AUDITED)            (UNAUDITED)
                                                                  ASSETS

  Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   305              $   16,754
  Accounts receivable, net of allowance for doubtful accounts of $220 and $452,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,191                  11,496
  Financed receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,182                     965
  Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,752                     337
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          924                   1,782
                                                                                                  -------                 -------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,354                  31,334

  Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,364                   4,735
  Intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                    31,662
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,020                     432
                                                                                                  -------                 -------
                                                                                                  $19,738                 $68,163
                                                                                                  -------                 -------
                                                                                                  -------                 -------

                                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities:
    Bank line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,974              $    1,413
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          916                   2,556
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,079                   9,371
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,419                   8,028
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .          497                     719
    Current portion of capital lease obligation. . . . . . . . . . . . . . . . . . . . . . .          364                     146
    Net liabilities of discontinued operation. . . . . . . . . . . . . . . . . . . . . . . .          170                       -
                                                                                                  -------                 -------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,419                  22,233
  Capital lease obligation, net of current portion . . . . . . . . . . . . . . . . . . . . .          -                        42
  Long-term debt, net of current portion . . . . . . . . . . . . . . . . . . . . . . . . . .        1,395                   1,052
  Deferred revenue, net of current portion . . . . . . . . . . . . . . . . . . . . . . . . .        2,773                   2,956
                                                                                                  -------                 -------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,587                  26,283
                                                                                                  -------                 -------
  Stockholders' Equity (Deficit):
    Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or
      outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                       -
    Common stock, $0.001 par value, 50,000 shares authorized, 12,920 and 17,175
      shares issued and outstanding , respectively . . . . . . . . . . . . . . . . . . . . .           13                      17
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,081                  63,852
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (15,807)                (19,564)
    Unearned portion of deferred compensation. . . . . . . . . . . . . . . . . . . . . . . .      (1,748)                 (1,602)
    Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (388)                   (561)
    Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                   (262)
                                                                                                  -------                 -------
        Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . .      (2,849)                  41,880
                                                                                                  -------                 -------
                                                                                                  $19,738                 $68,163
                                                                                                  -------                 -------
                                                                                                  -------                 -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                                             RESTATED - SEE NOTE 1
                                                                                             ---------------------

                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                              1996              1997        1996              1997
                                                                              ----              ----        ----              ----
  Revenues:
    Licenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,096          $  7,039     $ 7,856          $ 13,367
    Maintenance and service. . . . . . . . . . . . . . . . . . . . . .       3,404             5,164       7,144             9,851

                                                                           -------          --------     -------          --------
      Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .       7,500            12,203      15,000            23,218
                                                                           -------          --------     -------          --------
  Costs and Expenses:
    Cost of licenses . . . . . . . . . . . . . . . . . . . . . . . . .          44                69         105               128
    Cost of maintenance and services . . . . . . . . . . . . . . . . .       1,130             2,095       2,279             3,876
    Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . .       3,597             4,608       7,322             8,925
    Research and development . . . . . . . . . . . . . . . . . . . . .       1,385             1,659       2,800             3,303
    General and administrative . . . . . . . . . . . . . . . . . . . .         878             1,169       1,685             2,312
    Acquired in-process research and development costs . . . . . . . .           -             6,955           -             6,955
                                                                           -------          --------     -------          --------
      Total costs and expenses . . . . . . . . . . . . . . . . . . . .       7,034            16,555      14,191            25,499
                                                                           -------          --------     -------          --------
  Operating income (loss). . . . . . . . . . . . . . . . . . . . . . .         466           (4,352)         809           (2,281)
  Interest income (expense), and other, net. . . . . . . . . . . . . .       (117)               226       (229)               404
  Income (loss) before income taxes. . . . . . . . . . . . . . . . . .         349           (4,126)         580           (1,877)
  Provision for income taxes . . . . . . . . . . . . . . . . . . . . .           -             1,048           -             1,880
                                                                           -------          --------     -------          --------
  Net income (loss)                                                        $   349          $(5,174)     $   580          $(3,757)
                                                                           -------          --------     -------          --------
                                                                           -------          --------     -------          --------

  Net income (loss) per share. . . . . . . . . . . . . . . . . . . . .     $  0.02          $ (0.35)     $  0.04          $ (0.25)
  Weighted average common and common equivalent shares
    outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,330            15,001      14,330            14,777
                                                                           -------          --------     -------          --------
                                                                           -------          --------     -------          --------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    RESTATED - SEE NOTE 1

                                                                                                      SIX MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                       -------------
                                                                                                  1996                1997
                                                                                                  ----                ----
  Cash flow from operating activities:
    Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   580            $(3,757)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .         679                 391
      Charge for acquired in-process research and development. . . . . . . . . . . . . . .           -               6,955
  Increase (decrease) in cash resulting from changes, net of business acquired  in:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (677)             (1,899)
        Financed receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (915)                 217
        Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               1,415
        Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4)                   7
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (328)                 588
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (214)                 893
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (694)             (1,425)
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         343             (1,027)
                                                                                              --------            --------
                                                                                                   158               2,358
                                                                                              --------            --------
        Net cash used by discontinued business . . . . . . . . . . . . . . . . . . . . . .       (692)               (170)

                                                                                              --------            --------
  Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . . . .       (534)               2,188
                                                                                              --------            --------
  Cash flows from investing activities:
    Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .        (34)               (280)
    Proceeds from sale of product line . . . . . . . . . . . . . . . . . . . . . . . . . .         700                   -
                                                                                              --------            --------
    Cash acquired in acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -                 582
      Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . .         666                 302
                                                                                              --------            --------
  Cash flows from financing activities:
    Proceeds (repayment) on bank line of credit, net . . . . . . . . . . . . . . . . . . .       1,207             (1,974)
    Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (204)             (1,683)
    Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2              18,269
    Treasury stock purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -                 (262)
    Principal payments under capital lease obligation. . . . . . . . . . . . . . . . . . .       (188)               (218)
                                                                                              --------            --------
      Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .         817            (14,132)
                                                                                              --------            --------
  Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . . . . . .       (217)               (173)
                                                                                              --------            --------
  Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         732              16,449
  Cash and equivalents, beginning of period. . . . . . . . . . . . . . . . . . . . . . . .         437                 305
                                                                                              --------            --------
  Cash and equivalents, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,169             $16,754
                                                                                              --------            --------
                                                                                              --------            --------
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 229             $    23
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -               $   567
  Supplemental disclosure of non-cash investing and financing activities:
    Stock issued and other non-cash consideration for acquisition. . . . . . . . . . . . .       $ -               $38,617

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PEREGRINE SYSTEMS, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations for the three and six month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1997 and 1996 have been restated to reflect a change in the original accounting or the purchase price allocation related to the September 1997 acquisition of United Software, Inc. The statements have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1997, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The following table provides the effect of previously reported condensed consolidated statements of operation for the three and six month periods ended September 30, 1997.

                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
STATEMENT OF OPERATIONS                                          SEPTEMBER 30, 1997                   SEPTEMBER 30, 1997
-----------------------                                          ------------------                   ------------------
(In thousands, except per share amounts.)
                                                             DECEMBER 31,     DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                                1998             1998              1998                1998
                                                            -------------    -------------     -------------       -------------
                                                            (As reported)     (Restated)       (As reported)        (Restated)

  Total revenues                                              $   12,203        $   12,203       $   23,218          $   23,218
  Costs and expenses                                               9,600             9,600           18,544              18,544
                                                              ----------        ----------       ----------          ----------
  Income from operations excluding acquired in-
    process research and development costs and
    amortization of purchased intangible assets                    2,603             2,603            4,674               4,674
                                                              ----------        ----------       ----------          ----------
  Income from operation excluding acquired in-
    process research and development costs                         2,603             2,603            4,674               4,674
  Acquired in-process research and development costs              34,775             6,955           34,775               6,955
                                                              ----------        ----------       ----------          ----------
  Loss from operation                                           (32,172)           (4,352)         (30,101)             (2,281)
  Other income, net                                                  226               226              404                 404
  Income tax expense                                               1,048             1,048            1,880               1,880
                                                              ----------        ----------       ----------          ----------
  Net loss                                                     $(32,994)         $ (5,174)        $(31,577)           $ (3,757)
                                                              ----------        ----------       ----------          ----------
                                                              ----------        ----------       ----------          ----------
  Basic net loss per share                                     $  (2.20)         $  (0.35)        $  (2.14)           $  (0.25)
  Diluted net loss per share                                   $  (2.20)         $  (0.35)        $  (2.14)           $  (0.25)

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

     As a result of the write-off of approximately $7.0 million for acquired in-process research and development, the Company reported a net loss for the three and six month periods ended September 30, 1997. Accordingly, common stock equivalents of 3,240 were not included in the per share calculations for the three month and six month periods ended September 30, 1997.

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

                               PEREGRINE SYSTEMS INC.

NOTE 7. ACQUISITION

     On August 29, 1997, the Company's Board of Directors approved the acquisition of Apsylog S.A., a French corporation based in Paris, France, through the acquisition of all of the outstanding shares of United Software, Inc., a Delaware corporation and the parent corporation of Apsylog. The acquisition, which was completed September 19, 1997, was pursuant to an Agreement and Plan of Reorganization dated effective as of August 29, 1997. United Software, Inc. develops decision software solutions designed for asset management. The consideration for the stock of United Software, Inc. included 1,916,213 shares of Peregrine Common Stock (including 32,021 shares of Common Stock issuable upon exercise of outstanding options assumed by the Company, all of which were fully vested at the time of the acquisition) valued at $15.92 per share or $30,506,000 plus an additional $8,111,000 consisting of expenses directly related to the acquisition and the assumption of net liabilities of United Software, Inc. The transaction was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values at the date of acquisition and the results of operations of United Software have been included in the financial statements for the periods subsequent to acquisition. The Company allocated the fair values of the assets acquired between acquired in-process research and development, developed technology and purchase price in excess of identifiable assets. The results of the allocation of values between the assets are as follows.

               Assets                                         Fair Market Value
               ------                                         -----------------
                                                               (in thousands)
Acquired In-Process Research and Development                      $  6,955
Purchase price in excess of identifiable assets                     31,684
                                                                  --------
Total                                                             $ 38,639
                                                                  --------
                                                                  --------

     As a result of the recently promulgated guidance by the SEC regarding its accepted valuation methodology for determining in-process research and development costs, the Company has adjusted the allocation of the purchase price originally reported. The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the R&D project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. As of the acquisition date Apsylog had initiated development efforts related to the product features and functionality that will reside in the advancement of its Asset Manager Technology. This new product line is designed to deliver state of the art asset management technology.

     With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Innovative prior to the close of the acquisition. Following is the estimated completion percentage, estimated technology life and projected introduction date:

                                    Percent       Technology      Introduction
In-Process Technology              Completed         Life            Dates
---------------------              ---------         ----            -----
Next-generation Apyslog                38%          5 years         2Q/1999

     The technology development projects under development at the time of the acquisition included the development of a leasing module incorporating advanced reporting capabilities, providing a new user interface and mail/action improvements, enhancing contract management, and improving response time. This will involve reconstructing certain aspects of the software architecture of the existing products to achieve complete compatibility, as well as developing new technology for adding the desired functionality. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the acquired technologies. However, the Company believes that expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are approximately consistent with the Company's previous estimates.

     The Company believed that the foregoing assumptions used in Apsylog's acquired in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the acquired technologies. However, the Company believes that expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are approximately consistent with the Company's previous estimates.

     The Company has completed many of the original research and development projects in accordance with the plans outlined above. The Company continues to work toward the completion of other projects. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for the Company's products. The risks associated with these efforts are still considered high and no assurance can be made that Apsylog's upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect the Company's revenues and earnings in future quarters.

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

     In September 1997, the Company acquired Apsylog S.A. ("Apsylog"), a French corporation and wholly owned operating subsidiary of United Software, Inc., a Delaware corporation ("United"), for a consideration consisting of approximately 1,916,213 shares of the Company's Common Stock, including 32,021 shares issuable upon exercise of outstanding options held by employees and consultants of Apsylog and assumed by the Company (the "Apsylog Acquisition"). The Company accounted for the Apsylog Acquisition as a purchase transaction. The total purchase price was $38.6 million, including $30.5 million of stock, $3.5 million in transaction costs and costs associated with integrating the operations of the two companies and $4.6 million of assumed liabilities

     The Company's revenues are derived from product licensing, maintenance and services. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. The Company also provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee typically based upon the current price of the product. In fiscal 1995, 1996, and 1997, maintenance and service revenues represented 53%, 51%, and 42% of total revenues, respectively. The Company has sold its original PNMS software to a sizable installed base of customers, many of whom have transitioned to SERVICECENTER. The Company's large installed customer base has generated a high level of maintenance revenues. In fiscal 1995, 1996, and 1997, more than 90% of the Company's customers renewed their maintenance agreements. Maintenance revenues from new licenses of SERVICECENTER combined with recurring maintenance revenues from existing customers are expected to provide a continued source of revenues as the Company's installed customer base increases.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                         -------------             -------------
                                                                       1996        1997          1996        1997
                                                                       ----        ----          ----        ----
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses . . . . . . . . . . . . . . . . . . . . . . . .          54.6%      57.7%          52.4%       57.6%
    Maintenance and services . . . . . . . . . . . . . . . . .        45.4       42.3           47.6        42.4
                                                                    -------     -------       -------     -------
      Total revenues . . . . . . . . . . . . . . . . . . . . .       100.0      100.0          100.0       100.0
  Costs and expenses:
    Cost of licenses . . . . . . . . . . . . . . . . . . . . .         0.6        0.6            0.7         0.6
    Cost of maintenance and services . . . . . . . . . . . . .        15.0       17.2           15.2        16.7
    Sales and marketing. . . . . . . . . . . . . . . . . . . .        48.0       37.7           48.8        38.4
    Research and development . . . . . . . . . . . . . . . . .        18.5       13.6           18.7        14.2
    General and administrative . . . . . . . . . . . . . . . .        11.7        9.6            11.2       10.0
    Acquired in-process research and development costs . . . .           -       57.0              -        30.0
                                                                    -------    -------        -------     -------
      Total costs and expenses . . . . . . . . . . . . . . . .        93.8      135.7           94.6      (109.8)
                                                                    -------    -------        -------     -------
  Operating income . . . . . . . . . . . . . . . . . . . . . .         6.2      (35.7)           5.4        (9.8)
  Interest income (expense), and other, net. . . . . . . . . .        (1.5)       1.9           (1.5)        1.8
  Income (loss) before income taxes. . . . . . . . . . . . . .         4.7      (33.8)           3.9        (8.0)
  Income tax expense . . . . . . . . . . . . . . . . . . . . .           -        8.6              -         8.1
                                                                    -------    -------        -------     -------
  Net income                                                           4.7%    (42.4)%          3.9%      (16.1)%

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

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs of $7.0 million were incurred in the second quarter of fiscal 1998 in connection with the Apsylog Acquisition.

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

     Limited Profitability; History of Operating Losses. Through September 30, 1997, the Company has recorded cumulative net losses of approximately $47.4 million, including approximately $7.0 million related to the write-off of acquired in-process research and development acquired in connection with the Apsylog Acquisition. In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues for the fiscal year ended March 31, 1997 and for the six months ended September 30, 1997, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the year ended

March 31, 1997 and for the six months ended September 30, 1997 (excluding the impact of the $7.0 million charge related to acquired in-process research and development acquired in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results. See " Product Concentration; Dependence on Market Acceptance of Enterprise Service Desk Software" and " Risks Associated with Apsylog Acquisition and Future Acquisitions."

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis; market demand for the Company's software; the size, timing and contractual terms of significant orders; the timing and significance of new software product announcements or releases by the Company or its competitors; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; changes in the mix of software products and services sold; changes in the mix of revenues attributable to domestic and international sales; the impact of acquisitions of competitors; the impact of acquisitions by the Company, including the Apsylog Acquisition; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes. The Company has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planne purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Stockholders of the Company was held on August 12, 1997, at which time the following matters were acted upon:

                                                                                                       Votes
                                                                                      Votes           Withheld/          Broker
                                                                      Votes For      Against        Abstentations       Non-Votes
                                                                      ---------      -------        -------------       ---------
1. ELECTION OF DIRECTORS
   John J. Moores. . . . . . . . . . . . . . . . . . . . . . . .     13,882,543        --              75,430              --
   Christopher A. Cole . . . . . . . . . . . . . . . . . . . . .     13,715,243        --             242,730              --
   David A. Farley . . . . . . . . . . . . . . . . . . . . . . .     13,882,543        --              75,430              --
   Richard A. Hosley . . . . . . . . . . . . . . . . . . . . . .     13,882,543        --              75,430              --
   Alan H. Hunt. . . . . . . . . . . . . . . . . . . . . . . . .     13,882,543        --              75,430              --
   Charles E. Noell III. . . . . . . . . . . . . . . . . . . . .     13,882,543        --              75,430              --
   Norris van den Berg . . . . . . . . . . . . . . . . . . . . .     13,882,543        --              75,430              --
2. Ratification of Arthur Andersen LLP as independent accountants
   for the Company for the year ending March 31, 1998. . . . . .     13,954,158        --               3,815              --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

     Exhibit No.                        EXHIBIT TITLE
     -----------                        -------------
          4.2*      Declaration of Registration Rights, dated September 19,
                    1997, concerning certain registration rights granted by the
                    Registrant in connection with the acquisition of  United
                    Software, Inc.

         10.8* Credit Agreement dated as of July 1, 1997 by and between the Registrant and Wells Fargo Bank, N.A.

        10.20*      Special limited lease dated November 1, 1995 between Central
                    Monceau and Apsylog S.A. (translation from French original).

        10.21*      Lease dated January 19, 1995 between Central Monceau and
                    Apsylog S.A. (translation from French original).

         21.1*      List of Subsidiaries of the Registrant.

         27.1       Financial Data Schedule.

    *Filed with the Company's original Report on Form 10-Q for the quarter ended
     September 30, 1997.

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

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 21st day of April, 1999.


                                        PEREGRINE SYSTEMS, INC.


                                        By       /s/ David A. Farley
                                          -------------------------------------
                                                     David A. Farley
                                           Senior Vice President, Finance and
                                        Administration Chief Financial Officer
                                              (Principal Financial Officer)






                                        By       /s/ Matthew C. Gless
                                          -------------------------------------
                                                    Matthew C. Gless
                                          Vice President, Finance and Chief
                                                  Accounting Officer

                                                                    EXHIBIT 27.1

                              PEREGRINE SYSTEMS, INC.
                                   FINANCIAL DATA
Multiplier . . . . . . . . . . . . . . . . . . . .               1,000
Period Type. . . . . . . . . . . . . . . . . . . .               6-MOS
Fiscal Year End. . . . . . . . . . . . . . . . . .      March 31, 1998
Period Start . . . . . . . . . . . . . . . . . . .       April 1, 1997
Period End . . . . . . . . . . . . . . . . . . . .  September 30, 1997
Cash . . . . . . . . . . . . . . . . . . . . . . .              16,754
Securities . . . . . . . . . . . . . . . . . . . .                   0
Receivables. . . . . . . . . . . . . . . . . . . .              11,948
Allowances . . . . . . . . . . . . . . . . . . . .               (452)
Inventory. . . . . . . . . . . . . . . . . . . . .                   0
Current Assets . . . . . . . . . . . . . . . . . .              31,334
PP&E . . . . . . . . . . . . . . . . . . . . . . .              10,740
Depreciation . . . . . . . . . . . . . . . . . . .             (6,005)
Total Assets . . . . . . . . . . . . . . . . . . .              68,163
Current Liabilities. . . . . . . . . . . . . . . .              22,233
Bonds. . . . . . . . . . . . . . . . . . . . . . .                   0
Preferred Mandatory. . . . . . . . . . . . . . . .                   0
Preferred. . . . . . . . . . . . . . . . . . . . .                   0
Common . . . . . . . . . . . . . . . . . . . . . .                  17
Other SE . . . . . . . . . . . . . . . . . . . . .              41,863
Total Liability and Equity . . . . . . . . . . . .              68,163
Sales. . . . . . . . . . . . . . . . . . . . . . .              23,218
Total Revenues . . . . . . . . . . . . . . . . . .              23,218
CGS. . . . . . . . . . . . . . . . . . . . . . . .               4,004
Total Costs. . . . . . . . . . . . . . . . . . . .              25,499
Other Expenses . . . . . . . . . . . . . . . . . .                   0
Loss Provision . . . . . . . . . . . . . . . . . .                 232
Interest Expense . . . . . . . . . . . . . . . . .                  23
Income Pretax. . . . . . . . . . . . . . . . . . .             (1,877)
Income Tax . . . . . . . . . . . . . . . . . . . .               1,880
Income Continuing. . . . . . . . . . . . . . . . .             (3,757)
Discontinued . . . . . . . . . . . . . . . . . . .                   0
Extraordinary. . . . . . . . . . . . . . . . . . .                   0
Changes. . . . . . . . . . . . . . . . . . . . . .                   0
Net Income . . . . . . . . . . . . . . . . . . . .             (3,757)
EPS Basic. . . . . . . . . . . . . . . . . . . . .              (0.25)
EPS Diluted. . . . . . . . . . . . . . . . . . . .              (0.25)