Form 10-Q/A
period 1997-12-31
PEREGRINE SYSTEMS INC
filed 1999-04-23
CIK 1031107

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

                                TABLE OF CONTENTS

PART I.                        FINANCIAL INFORMATION                    PAGE NO.
-------                        ---------------------                    --------
   Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of December 31,
             1997 (unaudited) and March 31, 1997...........................    3

           Condensed Consolidated Statements of Operations for the
            Three Months Ended December 31, 1997 and 1996 (unaudited)......    4

           Condensed Consolidated Statements of Operations for the
            Nine Months Ended December 31, 1997 and 1996 (unaudited).......    5

           Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended December 31, 1997 and 1996 (unaudited).......    6

           Notes to condensed Consolidated Financial Statements
            (unaudited)....................................................    7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   10


PART II.                        OTHER INFORMATION
--------                        -----------------

   Item 2. Changes in Securities...........................................   21

   Item 4. Submission of Matters to a Vote of Security Holders.............   21

   Item 6. Exhibits and Reports on Form 8-K................................   21

Signatures.................................................................   22

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     RESTATED - SEE NOTE 1
                                                                                 -----------------------------
                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   1997              1997
                                                                                 ---------        ------------
                                                                                 (AUDITED)        (UNAUDITED)
                                                  ASSETS
Current Assets:
   Cash and cash equivalents..........................................          $    305          $ 15,503
   Accounts receivable, net of allowance for doubtful accounts of
      $220 and $462, respectively.....................................            10,191            17,325
   Financed receivables...............................................             1,182               968
   Deferred tax assets................................................             1,752                 -
   Other current assets...............................................               924             2,109
                                                                                --------          --------
        Total current assets..........................................            14,354            35,905
Property and equipment, net...........................................             4,364             4,855
Intangible assets.....................................................                 -            30,079
Other assets..........................................................             1,020               552
                                                                                --------          --------
                                                                                $ 19,738          $ 71,391
                                                                                --------          --------
                                                                                --------          --------
                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable...................................................          $    916          $  2,368
   Accrued expenses...................................................             6,079            12,024
   Bank line of credit................................................             1,974                 -
   Deferred revenue...................................................             8,419             8,954
   Current portion of long-term debt..................................               497               197
   Current portion of capital lease obligation........................               364                32
   Net liabilities of discontinued operation..........................               170                 -
                                                                                --------          --------
   Total current liabilities..........................................            18,419            23,575
Long-term debt, net of current portion................................             1,395               921
Deferred revenue, net of current portion..............................             2,773             2,691
                                                                                --------          --------
        Total liabilities.............................................            22,587            27,187
                                                                                --------          --------
Stockholders' Equity (Deficit):
   Preferred stock....................................................                 -                 -
   Common stock.......................................................                13                18
   Additional paid-in capital.........................................            15,081            64,642
   Accumulated deficit................................................           (15,807)          (18,176)
   Unearned portion of deferred compensation..........................            (1,748)           (1,482)
   Cumulative translation adjustment..................................              (388)             (536)
   Treasury stock, at cost............................................                 -              (262)
                                                                                --------          --------
        Total stockholders' equity (deficit)..........................            (2,849)           44,204
                                                                                --------          --------
                                                                                $ 19,738          $ 71,391
                                                                                --------          --------
                                                                                --------          --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           RESTATED - SEE NOTE 1
                                                                      -------------------------------
                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                          1996              1997
                                                                        -------           -------
Revenues:
   Licenses...............................................              $ 6,076           $12,374
   Maintenance and services...............................                3,451             6,135
                                                                        -------           -------
      Total revenues......................................                9,527            18,509
                                                                        -------           -------
Costs and Expenses:
   Cost of licenses.......................................                   50                98
   Cost of maintenance and services.......................                1,144             2,839
   Sales and marketing....................................                3,895             6,797
   Research and development...............................                1,568             2,467
   General and administrative.............................                1,095             1,908
   Amortization of Intangibles............................                    -             1,584
                                                                        -------           -------
         Total costs and expenses.........................                7,752            15,693
                                                                        -------           -------
      Operating income....................................                1,775             2,816
Interest and other income (expense), net..................                 (137)              204
                                                                        -------           -------
Income before income taxes................................                1,638             3,020
Income tax expense........................................                    -             1,632
                                                                        -------           -------
Net income................................................              $ 1,638           $ 1,388
                                                                        -------           -------
                                                                        -------           -------
Earnings per share:  diluted
Net earnings per share....................................              $  0.11           $  0.07
                                                                        -------           -------
                                                                        -------           -------
Weighted average common and common equivalent shares
   outstanding............................................               14,519            20,110
                                                                        -------           -------
                                                                        -------           -------
Earnings per share:  basic
Net earnings per share....................................              $  0.13           $  0.08
                                                                        -------           -------
                                                                        -------           -------
Weighted average common and common equivalent shares
   outstanding............................................               12,904            18,039
                                                                        -------           -------
                                                                        -------           -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          RESTATED - SEE NOTE 1
                                                                      ------------------------------
                                                                      NINE MONTHS ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                          1996             1997
                                                                        -------          --------
Revenues:
   Licenses...............................................             $ 13,932          $ 25,741
   Maintenance and services...............................               10,595            15,986
                                                                        -------          --------
      Total revenues......................................               24,527            41,727
                                                                        -------          --------
Costs and Expenses:
   Cost of licenses.......................................                  155               226
   Cost of maintenance and services.......................                3,423             6,715
   Sales and marketing....................................               11,217            15,722
   Research and development...............................                4,368             5,770
   General and administrative.............................                2,780             4,220
   Amortization of Intangibles............................                    -             1,584
   Acquired research and development costs................                    -             6,955
                                                                        -------          --------
      Total costs and expenses............................               21,943            41,192
                                                                        -------          --------
      Operating income....................................                2,584               535
Interest and other income (expense), net..................                 (366)              608
                                                                        -------          --------
Income before income taxes................................                2,218             1,143
Income tax expense........................................                    -             3,512
                                                                        -------          --------
Net income (loss).........................................              $ 2,218          $ (2,369)
                                                                        -------          --------
                                                                        -------          --------
Earnings (loss) per share: diluted
Net earnings (loss) per share.............................              $  0.15          $  (0.15)
                                                                        -------          --------
                                                                        -------          --------
Weighted average common and common equivalent shares
   outstanding............................................               14,438            15,510
                                                                        -------          --------
                                                                        -------          --------
Earnings (loss) per share:  basic
Net earnings (loss) per share.............................              $  0.17          $  (0.15)
                                                                        -------          --------
                                                                        -------          --------
Weighted average common and common equivalent shares
   outstanding............................................               12,901            15,510
                                                                        -------          --------
                                                                        -------          --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                                               RESTATED - SEE NOTE 1
                                                                           ------------------------------
                                                                           NINE MONTHS ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                                1996            1997
                                                                           -------------    ------------
Cash flow from operating activities:
   Net income..................................................               $2,218         $ (2,369)
  Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization..........................                1,373            2,985
        Charge for acquired in process research and
              development......................................                    -            6,955
  Increase (decrease) in cash resulting from changes, net of business acquired, in:
        Accounts receivable....................................              (5,407)           (7,728)
        Financed receivables...................................                   -               214
        Deferred tax asset.....................................                   -             1,752
        Other current assets...................................                   74             (320)
        Other long-term assets.................................                 (641)             468
        Accounts payable.......................................                 (397)             705
        Accrued expenses.......................................                1,605            1,228
        Deferred revenue.......................................                1,854             (366)
                                                                             -------          -------
                                                                                 679            3,524
                                                                             -------          -------
        Net cash used by discontinued business.................                 (973)            (170)
                                                                             -------          -------
           Net cash provided by (used in) operating activities.                 (294)           3,354
                                                                             -------          -------
Cash flows from investing activities:
   Purchases of property and equipment.........................                 (382)          (1,291)
   Proceeds from sale of product line..........................                  700                -
   Cash acquired in acquisition................................                    -              582
                                                                             -------          -------
        Net cash provided by (used in) operating activities....                  318             (709)
                                                                             -------          -------
Cash flows from financing activities:
   Proceeds (repayment) on bank line of credit, net............                1,485           (3,387)
   Repayments of long-term debt, net...........................                  (96)          (2,336)
   Issuance of common stock....................................                   15           19,060
   Treasury stock purchased....................................                    -             (262)
   Principal payments under capital lease obligation...........                 (269)            (374)
                                                                             -------          -------
          Net cash provided by (used in) financing activities..                1,135            12,701
                                                                             -------          -------
Effect of exchange rate changes on cash........................                 (325)            (148)
                                                                             -------          -------
Net increase in cash...........................................                  834           15,198
Cash and equivalents, beginning of period......................                  437              305
                                                                             -------          -------
Cash and equivalents, end of period............................              $ 1,271          $15,503
                                                                             -------          -------
                                                                             -------          -------
Supplemental disclosure of cash flow information: Cash paid
  during the period for:
      Interest.................................................              $   337          $    34
      Income taxes.............................................              $     -          $   567
Supplemental disclosures of noncash investing and financing activities:
      Stock issued and other noncash consideration for
          acquisition..........................................              $     -          $38,617

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 31, 1997, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 1997 and 1996 have been restated to reflect a change in the original accounting or the purchase price allocation related to the September 1997 acquisition of United Software, Inc. The statements have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1997, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

          The following table provides the effect of previously reported condensed consolidated statements of operations for the three and nine month periods ended December 31, 1997.

STATEMENT OF OPERATIONS                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
-----------------------                                            DECEMBER 31, 1997                      DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)                          -----------------                      -----------------
                                                             DECEMBER 31,    DECEMBER 31,          DECEMBER 31,     DECEMBER 31,
                                                                 1997            1997                  1997             1997
                                                             -------------   ------------          -------------    ------------
                                                             (As reported)    (Restated)           (As reported)     (Restated)
        Total revenues                                         $ 18,509        $ 18,509              $ 41,727         $ 41,727
        Costs and expenses                                       14,109          14,109                32,653           32,653
                                                               --------        --------              --------         --------
        Income from operations excluding acquired in-
           process research and development costs and
           amortization of purchased intangible assets            4,400           4,400                 9,074            9,074
        Amortization of purchased intangible assets                 193           1,584                   193            1,584
                                                               --------        --------              --------         --------
        Income from operations excluding acquired
           in-process research and development costs              4,207           2,816                 8,881            7,490
        Acquired in-process research and development costs            -               -                34,775            6,955
                                                               --------        --------              --------         --------
        Income (loss) from operations                             4,207           2,816               (25,894)             535
        Other income, net                                           204             204                   608              608
        Income tax expense                                        1,632           1,632                 3,512            3,512
                                                               --------        --------              --------         --------
        Net income (loss)                                       $ 2,779         $ 1,388              $(28,798)        $ (2,369)
                                                               --------        --------              --------         --------
                                                               --------        --------              --------         --------
        Basic net income (loss) per share                       $  0.15         $  0.08              $  (1.86)        $  (0.02)
        Diluted net income (loss) per share                     $  0.14         $  0.07              $  (1.86)        $  (0.02)

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

         With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Innovative prior to the close of the acquisition. Following is the estimated completion percentage, estimated technology life and projected introduction date:

                                             Percent      Technology      Introduction
In-Process Technology                       Completed        Life            Dates
---------------------                       ---------        ----            -----
Next-generation Apsylog                        38%         5 years          2Q/1999

         The technology development projects under development at the time of the acquisition included the development of a leasing module, incorporating advanced reporting capabilities, providing a new user interface and mail/action improvements, enhancing contract management, and improving response time. This will involve reconstructing certain aspects of the software architecture of the existing products to achieve complete compatibility, as well as developing new technology for adding the desired functionality. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the acquired technologies. However, the Company believes that expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are approximately consistent with the Company's previous estimates.

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

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                                  THREE MONTHS        NINE MONTHS
                                                                      ENDED              ENDED
                                                                   DECEMBER 31,       DECEMBER 31,
                                                                  -------------      -------------
                                                                  1996     1997      1996     1997
                                                                  ----     ----      ----     ----
STATEMENT OF OPERATIONS DATA:
  Revenues:
      Licenses.........................................           63.8%     66.9%     56.8%    61.7%
      Maintenance and services..........................          36.2      33.1      43.2     38.3
                                                                 -----     -----     -----    -----
        Total revenues..................................         100.0     100.0     100.0    100.0
  Costs and expenses:
      Cost of licenses..................................           0.5       0.5       0.6      0.5
      Cost of maintenance and services..................          12.0      15.3      14.0     16.1
      Sales and marketing...............................          40.9      36.7      45.7     37.7
      Research and development..........................          16.5      13.4      17.8     13.8
      General and administrative........................          11.5      10.3      11.4     10.1
      Acquired research and development costs...........            -         -         -      16.7
      Amortization of intangible assets.................            -        8.6        -       3.8
                                                                 -----     -----     -----    -----
        Total costs and expenses........................          81.4      84.8      89.5     98.7
                                                                 -----     -----     -----    -----
   Operating and other income...........................          18.6      15.2      10.5      1.3
   Interest and other income (expense), net.............          (1.4)      1.1      (1.5)     1.4
                                                                 -----     -----     -----    -----
   Income before income taxes...........................          17.2      16.3       9.0      2.7
   Income tax expense...................................            -        8.8        -       8.4
                                                                 -----     -----     -----    -----
   Net income...........................................          17.2%      7.5%      9.0%    (5.7)%
                                                                 -----     -----     -----    -----
                                                                 -----     -----     -----    -----

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.9 million and $1.1 million in the third quarter of fiscal 1998 and 1997, respectively, representing 10% and 12% of total revenues in the respective periods and $4.2 million and $2.8 million for the nine months ended December 31, 1997 and 1996, respectively, representing 10% and 11% of the total revenues, respectively. The dollar increase from fiscal 1997 to 1998 are attributable primarily to administrative personnel additions to support the Company's growth, including Apsylog, and the additional administrative expenses associated with becoming a publicly traded company.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets amounted to $1.6 million, or 9% of total revenues, in the third fiscal quarter of 1998, compared to zero in the third fiscal quarter of 1997. Amortization of intangible assets amounted to $1.6 million, or 4% of total revenues, in the nine months ended December 31, 1997 compared to zero in the nine months ended December 31, 1996. The increases from fiscal 1997 to fiscal 1998 are due to the full period amortization of intangible assets associated with the Apsylog Acquisition.

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

         LIMITED PROFITABILITY; HISTORY OF OPERATING LOSSES. Through December 31, 1997, the Company has recorded cumulative net losses of approximately $18.2 million, including approximately $7.0 million related to the write-off of acquired in-process research and development in connection with the acquisition of United Software, Inc. including its wholly-owned operating subsidiary Apsylog S.A., a corporation organized under the laws of France ("Apsylog") in September 1997 (the "Apsylog Acquisition"). In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues for the fiscal year ended March 31, 1997 and for the nine months ended December 31, 1997, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the year ended March 31, 1997 and for the nine months ended December 31, 1997 (excluding the impact of the $7.0 million charge related to acquired in-process research and development in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results. See "--Product Concentration; Dependence on Market Acceptance of Enterprise Service Desk Software" and "--Risks Associated with Apsylog Acquisition and Future Acquisitions."

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

         Exhibits  Exhibit Title
         --------  -------------
          10.23*   Severance Settlement Agreement and Release of Claims
                   between Alan H. Hunt and the Company, dated January 30, 1998.
          11.1     Statement regarding computation of per share earnings.
          27.1     Financial Data Schedule

  *Exhibit filed with the Company's original Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 21st day of April, 1999.


                                                 PEREGRINE SYSTEMS, INC.


                                      By           /s/ David A. Farley
                                        ---------------------------------------
                                                     David A. Farley
                                            Senior Vice President, Finance and
                                          Administration Chief Financial Officer
                                               (Principal Financial Officer)



                                      By           /s/ Matthew C. Gless
                                        ---------------------------------------
                                                      Matthew C. Gless
                                              Vice President, Finance and Chief
                                                     Accounting Officer