Form 10-K/A
period 1998-03-31
PEREGRINE SYSTEMS INC
filed 1999-04-23
CIK 1031107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                             PEREGRINE SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K

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

        As of the date of this amendment, the Company has completed five corporate acquisitions which have been accounted for using the purchase method of accounting and which have resulted in charges associated with the valuation of acquired in-process research and development. These acquisitions include United Software, Inc. during the second quarter of fiscal 1998, Innovative Tech Systems, Inc. and International Software Solutions, both in the second quarter of fiscal 1999, Prototype, Inc. in the fourth quarter of fiscal 1999 and FPrint UK Ltd. in the first quarter of fiscal 2000. The Company believes that its periodic reports filed in fiscal 1998 and 1999, which include charges for in-process research and development resulting from those acquisitions that have been reported to date, were made in accordance with generally accepted accounting principles and established industry practices at the time. However, in response to and in conformance with the Commission's announced guidelines on purchase accounting for acquired in-process research and development, the Company is restating its financial results for all periods extending back to the period ended September 30, 1997.

        This amendment to the Company's Annual Report on Form 10-K, which sets forth the Company's restated financial results for the period, does not otherwise attempt to update the information included herein beyond the original filing date of the report.

                                      TABLE OF CONTENTS

PART I   ..............................................................................    3

     Item  1.      Business ...........................................................    3
     Item  2.      Properties..........................................................   10
     Item  3.      Legal Proceedings...................................................   10
     Item  4.      Submission of Matters to a Vote of Security Holders.................   11

PART II   .............................................................................   13

     Item  5.      Market for the Registrant's Common Equity and Related
                   Stockholder Matters ................................................   13
     Item  6.      Selected Consolidated Financial Data................................   14
     Item  7.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................   15
     Item  7A.     Quantitative and Qualitative Disclosures about  Market Risk.........   29
     Item  8.      Financial Statements and Supplementary Data.........................   29
     Item  9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure............................................   29

PART III  .............................................................................   30

     Item  10.     Directors and Executive Officers of the Registrant..................   30
     Item  11.     Executive Compensation..............................................   30
     Item  12.     Security Ownership of Certain Beneficial Owners and Management......   30
     Item  13.     Certain Relationships and Related Transactions......................   30

PART IV   .............................................................................   31

     Item  14.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K...   31

Signatures.............................................................................   34

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

OVERVIEW

        Peregrine Systems, The Infrastructure Management Company, provides enterprise infrastructure management application software. The objective of the Company's infrastructure management strategy is to provide organizations control over their infrastructure assets and related information throughout the asset life cycle based on maximizing the availability of assets, minimizing investments and expenses, consolidating enterprise data, and interfacing to enterprise applications. The Company develops, markets, and supports, an integrated suite of applications that automates the management of complex, enterprise-wide information and infrastructure assets. SERVICECENTER and ASSETCENTER are designed to address the Consolidated Service Desk and asset management requirements of large organizations and can be deployed across all major hardware platforms and network operating systems and protocols. Each utilizes advanced client/server and intelligent agent technologies and a modular architecture. The SERVICECENTER and ASSETCENTER product suites are intended to provide organizations a single view of all the elements of their infrastructure, in order to optimize performance and minimize costs.

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

JAVA CLIENT The Company plans to introduce a Java-based SERVICECENTER GUI client this year. The Java client duplicates the functionality of the SERVICECENTER GUI, allowing access to the entire SERVICECENTER system via the internet (world wide web).

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information concerning the Company's executive officers as of March 31, 1998.

             NAME               AGE                         POSITION
             ----               ---                         --------
Stephen P. Gardner (1)........  44   President, Chief Executive Officer and Director
David A. Farley...............  42   Vice President, Finance, Chief Financial Officer and
                                     Director
David G. Fisher (2)...........  40   Vice President, Marketing
William G. Holsten............  61   Vice President, Professional Services
Gary  A. Hughes (3)...........  34   Vice President, Worldwide Customer Support
Frederic B. Luddy.............  43   Vice President, North American Research and
                                     Development
Richard T. Nelson.............  38   Vice President, Secretary, and General Counsel
Douglas S. Powanda............  41   Vice President, Worldwide Sales
Gilles Queru (4)..............  39   Vice President, Corporate Development
Steven S. Spitzer.............  39   Vice President, Channel Sales


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PRGN" since the Company's initial public offering in April 1997. The following table sets forth for the periods indicated, the high and low closing prices reported on the Nasdaq National Market. Prior to April 1997, there was no established public trading market for the Company's Common Stock.

                                                                     HIGH      LOW
                                                                   -------   -------
      Fiscal Year Ended March 31, 1999:
         First Quarter (through June 26, 1998)..................   $28.000   $18.250
      Fiscal Year Ended March 31, 1998:
         Fourth Quarter.........................................   $19.125   $12.500
         Third Quarter..........................................    17.500    12.000
         Second Quarter.........................................    20.250    14.000
         First Quarter..........................................    15.625     8.500

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

                                                                     YEAR ENDED MARCH 31,
                                             -------------------------------------------------------------------------
                                                                                                            (RESTATED)
                                               1994            1995            1996            1997            1998
                                             --------        --------        --------        --------        --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Licenses .............................. $  6,714        $  9,137        $ 11,642        $ 20,472        $ 38,791
     Maintenance and services ..............    9,046          10,491          12,124          14,563          23,086
                                             --------        --------        --------        --------        --------
       Total revenues ......................   15,760          19,628          23,766          35,035          61,877
  Costs and expenses:
     Cost of licenses ......................      322             393             415             215             326
     Cost of maintenance and services ......    3,457           3,573           3,526           4,661          10,326
     Sales and marketing ...................    6,118           9,549          11,820          15,778          22,728
     Research and development ..............    4,670           7,089           7,742           5,877           8,394
     General and administrative ............    1,898           2,943           4,529           3,816           6,077
     Amortization of intangibles ...........        -               -               -               -           3,168
           Acquired in-process
         research and development ..........        -               -               -               -           6,955
                                             --------        --------        --------        --------        --------
       Total costs and expenses ............   16,465          23,547          28,032          30,347          57,974
                                             --------        --------        --------        --------        --------
   Operating income (loss) .................     (705)         (3,919)         (4,266)          4,688           3,903
   Interest income (expense) and other .....      (30)          3,970            (286)           (478)            839
                                             --------        --------        --------        --------        --------
   Income (loss) from continuing
     operations before income taxes ........     (735)             51          (4,552)          4,210           4,742
     Income tax expense (benefit) ..........        -               -               -          (1,592)          5,358
                                             --------        --------        --------        --------        --------
   Income (loss) from continuing
     operations ............................     (735)             51          (4,552)          5,802            (616)
   Loss from discontinued operations:
     Loss from operations ..................        -               -             781               -               -
     Loss on disposal ......................        -               -           1,078               -               -
                                             --------        --------        --------        --------        --------
       Loss from discontinued
         operations ........................        -               -          (1,859)              -               -
                                             --------        --------        --------        --------        --------
   Net income (loss) ....................... $   (735)       $     51        $ (6,411)       $  5,802        $   (616)
                                             --------        --------        --------        --------        --------
                                             --------        --------        --------        --------        --------
   Net income (loss) per share diluted .....                                 $  (0.52)       $   0.39        $  (0.04)
                                                                             --------        --------        --------
                                                                             --------        --------        --------
   Shares used in per share calculation ....                                   12,331          14,964          17,380
                                                                             --------        --------        --------
                                                                             --------        --------        --------

                                                                             MARCH 31,
                                             ------------------------------------------------------------------------
                                               1994            1995            1996            1997            1998
                                             --------        --------        --------        --------        --------
                                                                           (in thousands)
BALANCE SHEET DATA:
   Cash, cash equivalents, and
     short-term investments ................ $    587        $     57        $    437        $    305        $ 21,977
   Working capital (deficit) ...............   (3,045)         (4,118)         (9,697)         (4,065)         23,779
   Total assets ............................    6,689           9,787          13,817          19,738          83,568
   Total debt ..............................    1,319           1,540           5,208           3,866           1,117
   Stockholders' equity (deficit) ..........   (2,859)         (2,197)         (8,450)         (2,849)         55,639


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

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues.

                                                                MARCH 31,
                                                    -----------------------------------
                                                     1996           1997           1998
                                                    -----          -----          -----
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Licenses ...................................    49.0%          58.4%          62.7%
     Maintenance and services ...................    51.0           41.6           37.3
                                                    -----          -----          -----
       Total revenues ...........................   100.0          100.0          100.0
  Costs and expenses:
     Cost of licenses ...........................     1.7            0.6            0.5
     Cost of maintenance and services ...........    14.9           13.3           16.7
     Sales and marketing ........................    49.7           45.0           36.7
     Research and development ...................    32.6           16.8           13.6
     General and administrative .................    19.1           10.9            9.8
     Amortization of intangible assets ..........     -              -              5.1
     Acquired in-process research and
       development ..............................     -              -             11.3
                                                    -----          -----          -----
       Total costs and expenses .................   118.0           86.6           93.7
                                                    -----          -----          -----
   Operating income (loss) ......................   (18.0)          13.4            6.3
   Interest income (expense) and other,
     net ........................................    (1.2)          (1.4)           1.3
                                                    -----          -----          -----
   Income (loss) from continuing
     operations before income taxes .............   (19.2)          12.0            7.6
   Income tax expense (benefit) .................     -             (4.5)           8.7
                                                    -----          -----          -----
   Income (loss) from continuing
     operations .................................   (19.2)          16.5           (1.1)
  Loss from discontinued operations:
     Loss from operations .......................    (3.3)           -              -
     Loss on disposal ...........................    (4.5)           -              -
                                                    -----          -----          -----
       Loss from discontinued operations ........    (7.8)           -              -
                                                    -----          -----          -----
   Net income (loss) ............................   (27.0)%         16.5%          (1.1)%
                                                    -----          -----          -----
                                                    -----          -----          -----

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.5 million, $3.8 million, and $6.1 million in fiscal 1996, 1997, and 1998, respectively, representing 19%, 11%, and 10% of total revenues in the respective periods. The dollar increase from 1997 to 1998 is attributable primarily to costs associated with administrative personnel additions to support growth and, management restructuring, and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997. The decrease from fiscal 1996 to 1997 was attributable to the costs incurred in the fiscal 1996 management restructuring.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets amounted to $3.2 million, or 5% of total revenues, in fiscal year 1998, compared to zero in fiscal years 1996 and 1997. The fiscal 1998 amount is due to the amortization of intangible assets associated with the Apsylog Acquisition.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs of $7.0 million were incurred in the second quarter of the fiscal 1998 in connection with the Apsylog Acquisition and are therefore reflected in the fiscal year 1998 results. No acquired in-process research and development costs were incurred in fiscal years 1996 and 1997.

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

        HISTORY OF OPERATING LOSSES. Through March 31, 1998, the Company has recorded cumulative net losses of approximately $16.4 million, including approximately $7.0 million related to the write-off of acquired in-process research and development in connection with the Apsylog Acquisition. In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues until the acquisition of ASSETCENTER, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the years ended March 31, 1997 and 1998 (excluding the impact of the $7.0 million charge related to acquired in-process research and development in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results.

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

        DEPENDENCE ON MARKET ACCEPTANCE OF INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS. Until recently, the Company's product strategy has focused on integrating a broad array of IT management applications with other traditional internal help desk applications to create an Enterprise Service Desk capable of managing multiple aspects of an enterprise's IT structure. In recent years, the Company's license revenues have derived principally from sales of its SERVICECENTER suite of IT management applications. In September 1997, the Company broadened its IT infrastructure management product suite by acquiring ASSETCENTER, an asset management product line, through the Apsylog Acquisition. In addition, the Company has increased the functionality of SERVICECENTER to manage aspects of the enterprise infrastructure not necessarily related to IT. In May 1997, the Company announced that it had entered into a definitive agreement to acquire Innovative Tech Systems, Inc., a provider of facilities management software ("Innovative"). Innovative's product strategy has focused on providing building and facilities management software applications and its license revenues have consisted entirely of sales of its SPAN-FM applications suite. In acquiring Innovative, the Company intends to further broaden its product line beyond traditional IT infrastructure management to offer a more comprehensive product suite capable of managing a business enterprise's IT infrastructure, its physical plant and facilities, its communications infrastructure, and its distribution systems.

        In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, the Company believes that a market for integrated enterprise-wide infrastructure management solutions, including applications for IT management, asset management, building and facilities management, communications resource management, and distribution systems management, is evolving from existing requirements for specific IT management solutions. Nevertheless, the existence of such a market is unproven. Any failure of such a market to develop would have a material adverse effect on the Company's business, results of operations, or financial condition. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of one or more of SERVICECENTER or ASSETCENTER, or if the acquisition of Innovative is completed, SPAN-FM could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

         (a) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of Peregrine and members of the Board of Directors of Peregrine (the "Peregrine Board") and their ages as of March 31, 1998:


         NAME                        AGE                       POSITION
Stephen P. Gardner (1).............   44        President, Chief Executive Officer and Director
David A. Farley....................   43        Vice President, Finance, Chief Financial Officer and Director
William G. Holsten.................   61        Vice President, Professional Services
David G. Fisher (2)................   40        Vice President, Marketing
Gary A. Hughes (3).................   34        Vice President, Worldwide Customer Support
Frederic B. Luddy..................   43        Vice President, North America Research and Development
Richard T. Nelson..................   38        Vice President, Secretary and General Counsel
Douglas S. Powanda.................   41        Vice President, Worldwide Sales
Steven S. Spitzer..................   38        Vice President, Channel Sales
Gilles Queru.......................   39        Vice President, Corporate Development
John J. Moores (4).................   53        Chairman of the Peregrine Board
Christopher A. Cole................   44        Director
Richard A. Hosley II (4)...........   53        Director
Charles E. Noell III (4)(5)........   46        Director
Norris van den Berg (5)............   59        Director


(1) Mr. Gardner became Peregrine's President and Chief Executive Officer in April 1998. From January 1998 to April 1998, he served as Peregrine's President and Principal Executive Officer.

(2) Mr. Fisher resigned as an executive officer of Peregrine effective in April 1998.

(3)      Mr. Hughes became an executive officer of Peregrine in April 1998.

(4)      Member of Compensation Committee.

(5)      Member of Audit Committee.

         STEPHEN P. GARDNER has served as Peregrine's President and Chief Executive Officer and as a member of the Peregrine Board since April 1998. From January1998 to April 1998, Mr. Gardner was Peregrine's Executive Vice President and Principal Executive Officer. From May 1997 to January 1998, Mr. Gardner served as Peregrine's Vice President, Strategic Acquisitions. From May 1996 until May1997, Mr. Gardner served as president of Thunder & Lightning Company, an Internet software start-up company. From 1995 until May 1996 Mr. Gardner served as the president of Alpharel Inc., a document management software company. From1993 until 1995, Mr. Gardner served as a vice president of Data General Corporation, a manufacturer of multi-user computer systems, peripheral equipment, communications systems, and related products. From 1988 to 1993, Mr. Gardner served in various capacities with Groupe Bull, most recently as founder and president of its Integris Business Unit, a systems integration and software company owned by Groupe Bull of France. Mr. Gardner holds an A.B. in Geochemistry from Princeton University and an M.B.A. from Harvard University.

         DAVID A. FARLEY has served as Peregrine's Vice President, Finance, and Chief Financial Officer and as a member of the Peregrine Board since October 1995. Mr. Farley served as Secretary of Peregrine from October 1995 until February 1997.From November 1994 to November 1995, Mr. Farley was Vice President, Finance, and Chief Financial Officer and a director of XVT Software Inc., a development tools software company ("XVT"). From December 1984 until October 1994, Mr. Farley held various accounting and financial positions at BMC Software, Inc., a vendor of software system utilities for IBM mainframe computing environments ("BMC"), most recently as Chief Financial Officer and as a director. Mr. Farley holds a B.S. in Accounting from the University of Alabama.

         DAVID G. FISHER served as the Company's Vice President, Marketing from April 1996 until April 1998. From March 1993 to April 1996, Mr. Fisher was Vice President of Sales and Marketing for Restrac, Inc., a developer and vender of recruitment and staffing software applications. From February 1991 to March 1993, Mr. Fisher was Vice President of Worldwide Marketing for Continuum, Inc., a developer and vendor of insurance and banking software applications.

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

         ITEM 11. EXECUTIVE COMPENSATION

         (a) SUMMARY COMPENSATION TABLE

         The following table sets forth in summary form information concerning the compensation awarded to, earned by, or paid for services rendered to Peregrine in all capacities during the fiscal years ended March 31, 1996, 1997, and 1998, respectively, by (i) Peregrine's President and Chief Executive Officer and (ii)Peregrine's next five most highly compensated executive officers whose salary and bonus for fiscal 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                     LONG TERM COMPENSATION
                                                                                     ----------------------
                                                                                                   SECURITIES
                                  FISCAL        ANNUAL COMPENSATION (1)            RESTRICTED      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR        SALARY              BONUS          STOCK AWARDS      OPTIONS        COMPENSATION
-------------------------------------------------------------------------------------------------------------------------------
Stephen P. Gardner(2)..........    1998       $139,000         $ 210,000(8)       $775,000(15)      150,000        $ 5,156(18)
  President and                    1997       --               --                 --                --             --
  Chief Executive Officer          1996       --               --                 --                --             --

David A. Farley(3).............    1998        150,000           296,490(9)       --                --               3,337(19)
  Vice President, Finance,         1997        150,000           126,240          --                --               2,712
  and Chief Financial Officer      1996        120,000            73,146           468,000(16)      200,000        100,321

William G. Holsten(4)..........    1998         90,000           159,547(10)      --                 30,000          4,723(20)
  Vice President,                  1997         90,000           120,000          --                 50,000          4,481
  Professional Services            1996         90,000           201,574          --                100,000         35,387

Frederic B. Luddy(5)...........    1998        150,000           729,060(11)      --                 25,000          3,946(21)
  Vice President, North            1997        150,000           211,925          --                --               2,712
  American Research and            1996        150,000           133,920          --                 25,000          2,712
  Development

Douglas S. Powanda.............    1998        150,000           309,523(12)      --                 75,000          3,946(22)
  Vice President,                  1997        150,000           104,300          --                 50,000          2,885
  Worldwide Sales                  1996        106,000           179,127          --                --               7,704

FORMER EXECUTIVE OFFICERS

Alan H. Hunt(6)................    1998        187,500           560,336(13)      --                --              57,102(23)
  President and Chief              1997        225,000           225,160          --                --               4,862
  Executive Officer                1996        192,500           130,557           936,000(17)      400,000         16,968

Douglas F. Garn(7).............    1998        122,747           153,257(14)      --                --               7,845(24)
  Vice President, North            1997        150,000           197,324          --                200,000         18,788
  American Sales                   1996        --              --                 --                --             --


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

         (b) OPTION GRANTS IN FISCAL YEAR 1998

         The following table sets forth certain information relating to stock options awarded to the Named Executive Officers during the fiscal year ended March 31,1998. All such options were awarded under Peregrine's 1994 Stock Option Plan(the "1994 Plan").

                                                                                                          POTENTIAL
                                                                                                       REALIZABLE VALUES
                                                                                                       AT ASSUMED ANNUAL
                                  NUMBER OF     PERCENT OF                                            RATES OF STOCK PRICE
                                 SECURITIES    TOTAL OPTIONS                                            APPRECIATION FOR
                                 UNDERLYING     GRANTED TO           EXERCISE                           OPTION TERM (1)
                                  OPTIONS      EMPLOYEES IN         PRICE PER        EXPIRATION      ---------------------
NAME                              GRANTED     FISCAL 1998 (2)     SHARE (3) (4)       DATE (5)         5%            10%
--------------------------------------------------------------------------------------------------------------------------
CURRENT EXECUTIVE OFFICERS
Stephen P. Gardner............    100,000         7.47%              $ 9.00          05/12/07       $566,005    $1,434,368
                                   50,000         3.74                12.50          01/23/08        393,059       996,089
David A. Farley...............    --              --                 --              --             --          --
William G. Holsten............     30,000         2.24                18.00          03/31/08        339,603       860,621
Frederic B. Luddy.............     25,000         1.87                12.50          01/23/08        196,530       498,045
Douglas S. Powanda............     75,000         5.6                 12.50          01/23/08        589,589     1,494,134

FORMER EXECUTIVE OFFICERS
Alan H. Hunt..................    --              --                 --              --             --          --
Douglas F. Garn...............    --              --                 --              --             --          --


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


                                                                                                      VALUE OF UNEXERCISED
                                                                  NUMBER OF SECURITIES              IN-THE-MONEY OPTIONS AT
                                                                 UNDERLYING UNEXERCISED                MARCH 31, 1998 (2)
                                  SHARES          VALUE         OPTIONS AT MARCH 31, 1998         ----------------------------
                                 ACQUIRED        REALIZED   -----------------------------------   EXERCISABLE    UNEXERCISABLE
NAME                           ON EXERCISE       ($) (1)    EXERCISABLE (#)   UNEXERCISABLE (#)       ($)             ($)
------------------------------------------------------------------------------------------------------------------------------

CURRENT EXECUTIVE OFFICERS

Stephen P. Gardner............  --              --            --                 150,000           --             1,343,750
David A. Farley...............  112,500         1,202,375     --                  87,500           --             1,468,688
William G. Holsten............   25,000           291,500      47,819            108,125             800,848      1,345,078
Frederic B. Luddy.............  --              --             81,250             43,750           1,463,681        477,844
Douglas S. Powanda............   25,101           362,217     122,399            127,500           2,069,467      1,378,088

FORMER EXECUTIVE OFFICERS
Alan H. Hunt..................  --              --            225,000            175,000           3,776,625      2,937,375
Douglas F. Garn...............   87,500         1,316,188     --                 112,500           --             1,888,318


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

         Peregrine is also party to a restricted stock agreement dated November 1,1995 with Alan H. Hunt, who resigned in January 1998 as Peregrine's President and Chief Executive Officer and as a member of the Peregrine Board. Pursuant to the restricted stock agreement with Mr. Hunt, Peregrine issued Mr. Hunt 400,000 shares of Peregrine Common Stock. Such shares were to vest incrementally over ten years, subject to earlier vesting over six years contingent upon Peregrine achieving certain financial milestones. In connection with the vesting of 66,000 shares in each of April 1997 and April 1998, Mr. Hunt surrendered 28,296 and 27,296 shares, respectively, to satisfy withholding tax obligations as permitted by his restricted stock agreement. In January 1998, in connection with his resignation, Peregrine and Mr. Hunt entered a separate agreement pursuant to which Peregrine retained Mr. Hunt as a consultant through January 1999 at a monthly fee of $18,750. In addition, the agreement provides that options held by Mr. Hunt to acquire 215,000 shares of Peregrine Common Stock will continue to vest through January 1999 (such that 115,000 shares would be fully vested as of January 31, 1999) and remain exercisable until May 1, 1999. In addition, the shares subject to the restricted stock agreement between Peregrine and Mr. Hunt will also continue to vest through March 31, 1999 (such that 142,408 shares will be vested on March 31, 1999, subject to Peregrine's achieving the financial milestones set forth in the original restricted stock agreement). In connection with his resignation, Mr. Hunt also agreed not to engage in any activities that are competitive with those of Peregrine for a period of three years ending January 2001.

         In connection with his resignation as Peregrine's Vice President, North American Sales in January 1998, Douglas F. Garn and Peregrine entered into an agreement whereby Mr. Garn agreed not to engage in activities that are competitive with those of Peregrine for a period of one year ending January 1999. Pursuant to the terms of Mr. Garn's agreement, Peregrine has agreed that the options under Peregrine's 1994 Stock Option Plan to acquire 12,500 shares of Peregrine Common Stock held by Mr. Garn will continue to vest until July 1, 1998(such that such options would be vested with respect to all 12,500 shares at such date) and remain exercisable until September 29, 1998.

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

                                                                                           SHARES OF COMMONS STOCK
                                                                                              BENEFICIALLY OWNED
                                                                                        -----------------------------
                                                                                                          PERCENTAGE
NAME AND ADDRESS (1)                                                                     NUMBER          OWNERSHIP(2)
---------------------------------------------------------------------------------------------------------------------
PRINCIPAL STOCKHOLDERS
Putnam Investments, Inc. (3) ......................................................     1,063,401            5.5%
  One Post Office Square
  Boston, Massachusetts 02109

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

Stephen P. Gardner (4).............................................................       77,045              *
David A. Farley (5)................................................................      504,408              2.6
William G. Holsten (6).............................................................       78,194              *
Frederic B. Luddy (7)..............................................................       83,674              *
Douglas S. Powanda (8).............................................................       71,150              *
John J. Moores (9).................................................................    9,524,167             49.4
Norris van den Berg (10)...........................................................      102,336              *
Christopher A. Cole (11)...........................................................      630,821              3.3
Richard A. Hosley II (12)..........................................................    --                     *
Charles E. Noell III (13)..........................................................       99,587              *

All current executive officers and directors as a group (14 persons) (14)..........   11,123,244             58.6%

FORMER EXECUTIVE OFFICERS

Alan H. Hunt (15)..................................................................     409,408               2.1
Douglas F. Garn (16)...............................................................      12,500               *


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

         Peregrine and JMI Services, Inc., an investment management company ("JMI Services"), are parties to a sublease pursuant to which Peregrine subleases approximately 13,310 square feet of office space at its San Diego head quarters to JMI Services. The term of the sublease is from June 1, 1996 through October 21, 2003. The sublease provides for initial monthly rental payments of $16,638 to increase by $666 per month on each anniversary of the sublease. Mr. Moores serves as Chairman of the Board of JMI Services, and Charles E. Noell, III, a member of the Peregrine Board, serves as JMI Services' President and Chief Executive Officer. Peregrine believes that the terms of the sublease are at competitive market rates.

         Peregrine leases a suite at San Diego's Qualcomm Stadium at competitive rates and on an informal basis from the San Diego Padres Baseball Club, L.P. (the "Padres"). Mr. Moores has served as owner and Chairman of the Board of the Padres since December 1994. Peregrine's annual payments for such suite total approximately $45,000.

         From October 1993 through September 1994, Peregrine made various short-term advances to Frederic B. Luddy, Peregrine's Vice President North American Research and Development, totaling approximately $360,000. The advances were non-interest bearing and were paid back each pay period, beginning in March 1994, at the rate of one half of Mr. Luddy's product authorship commission amount payable for that pay period. On January 15, 1998, the final installment was made, and the advance was repaid in full.

         Pursuant to an Acquisition Agreement dated November 29, 1995 among Peregrine, Skunkware, Inc. ("Skunkware") and Peregrine/Bridge Transfer Corporation, at the time a database software subsidiary of Peregrine ("PBTC"),Peregrine sold all the outstanding shares of PBTC to Skunkware. Under the Acquisition Agreement, Peregrine receives a royalty on certain license sales of PBTC and provides certain computer and administrative resources to PBTC for a monthly fee of $37,500. JMI Equity Fund L.P. ("JMI Equity Fund") is the controlling stockholder of Skunkware. Mr. Noell and Norris van den Berg, a member of the Peregrine Board, are general partners of JMI Equity Fund, and Mr. Moores is a limited partner of JMI Equity Fund.

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

        The following restated financial statements are filed as part of this
        Report:

                                                                                          PAGE
                                                                                          ----
        Report of Independent Public Accountants................................          F-2
        Consolidated Balance Sheets.............................................          F-3
        Consolidated Statements of Operations...................................          F-4
        Consolidated Statements of Stockholders' Equity (Deficit)...............          F-5
        Consolidated Statements of Cash Flows...................................          F-6
        Notes to Consolidated Financial Statements..............................          F-8

        2.  FINANCIAL STATEMENT SCHEDULES

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        3.  EXHIBITS

        EXHIBIT NO.   EXHIBIT TITLE
        -----------   -------------
        2.1    (h)    Agreement and Plan of Reorganization by and among
                      Peregrine Systems, Inc., Homer Acquisition Corporation and
                      Innovative Tech Systems, Inc., dated as of May 7, 1998.
        3.1    (c)    Amended and Restated Certificate of Incorporation filed
                      with the Secretary of State of Delaware on February 11,
                      1997.
        3.2    (c)    Bylaws, as amended.
        4.1    (c)    Specimen Common Stock Certificate.
        9.1    (h)    Form of Voting Agreement between Peregrine Systems, Inc.
                      and certain shareholders of Innovative Tech Systems, Inc., dated as of May 7, 1998.
        10.1   (c)    Nonqualified Stock Option Plan, as amended, and forms of
                      Stock Option Agreement and Stock Buy-Sell Agreement.
        10.2   (c)    1991 Nonqualified Stock Option Plan, as amended, and forms of Stock Option Agreement and Stock Buy-Sell Agreement.
        10.3   (d)    1994 Stock Option Plan, as amended through February 6,
                      1997, including 1995 Stock Option Plan for French
                      Employees.
        10.4   (d)    Form of Stock Option Agreement under 1994 Stock Option
                      Plan, as amended through February 6, 1997.
        10.5   (d)    1997 Employee Stock Purchase Plan and forms of
                      participation agreement thereunder.
        10.6   (d)    1997 Director Option Plan.
        10.7   (c)    Form of Indemnification Agreement for directors and
                      officers.
        10.8   (e)    Credit Agreement dated as of July 1, 1997 by and between
                      the Registrant and Wells Fargo Bank, N.A.
        10.9   (c)    Sublease between the Registrant and JMI Services, Inc.
        10.10  (c)    Lease between the Registrant and the Mutual Life Insurance
                      Company of New York dated October 26, 1994, as amended in
                      August 1995, and Notifications of Assignment dated June
                      14, 1996 and December 9, 1996 for the Registrant's
                      headquarters at 12670 High Bluff Drive, San Diego, CA.
        10.11  (c)    Lease between the Registrant and the Mutual Life Insurance
                      Company of New York dated October 26, 1994, as amended in
                      August 1995, and Notification of Assignment dated December
                      9, 1996 for the Registrant's headquarters at 12680 High
                      Bluff Drive, San Diego, CA.

        10.14  (c)    XVT Stock Option Agreement dated January 18, 1995 between
                      the Registrant and Christopher Cole, as amended on October
                      3, 1996.
        10.15  (d)    Restricted Stock Agreement dated November 1, 1995 between
                      the Registrant and Alan Hunt.
        10.16  (d)    Restricted Stock Agreement dated November 1, 1995 between
                      the Registrant and David Farley.
        10.17  (c)    Stock Option Agreement dated as of December 7, 1990
                      between the Registrant and Christopher Cole as amended on
                      October 26, 1995.
        10.18  (c)    Form of Stock Option Agreement under 1995 Stock Option
                      Plan for French Employees.
        10.19  (c)    Form of Stock Option Agreement under 1997 Director Option
                      Plan.
        10.20  (h)    Nonsolicitation and Non-Hiring Agreement between the
                      Registrant and Douglas F. Garn, dated January 8, 1998.
        10.21  (g)    Certificate of Amendment, dated November 3, 1997, for
                      amendment of the 1994 Stock Option Plan.
        10.22  (b)    Executive Officer Incentive Program and Form of Restricted
                      Stock Agreement.
        10.23  (f)    Severance Settlement Agreement and Release of Claims
                      between the Registrant and Alan H. Hunt, dated January 30,
                      1998.
        21.1   (h)    List of Subsidiaries of the Registrant.
        23.1A  (a)    Consent of Arthur Andersen, LLP, Independent Public
                      Accountants.
        24.1   (h)    Power of Attorney.
        24.2   (a)    Power of Attorney (see page 35).
        27.1   (a)    Financial Data Schedule.

------------------

(a)     Filed herewith.
(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-39891), which the Securities and Exchange Commission declared effective on November 19,1997.
(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-21483), which the Securities and Exchange Commission declared effective on April 8, 1997.
(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the Year ended March 31, 1997.
(e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's original Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(f) Incorporated by reference to the exhibit bearing the same number field with the Registrant's original Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(g) Incorporated by reference to Exhibit 10.23 filed with the Registrant's Registration Statement on Form S08, which became effective upon its filing on January 22, 1998.
(h) Filed with the Registrant's original Annual Report on Form 10-K for the year ended March 31, 1998.

-----------------

(b)     REPORTS ON FORM 8-K

        The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this report.

(c)     EXHIBITS

        See Item 14(a)(3) above.

(d)     FINANCIAL STATEMENT SCHEDULES

        See Item 14(a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 21st day of April, 1999.

        PEREGRINE SYSTEMS, INC.


By          /s/ David A. Farley                  By    /s/ Matthew C. Gless
  --------------------------------------           ----------------------------
                David A. Farley                           Matthew C. Gless
    Senior Vice President, Finance and              Vice President, Finance and
  Administration Chief Financial Officer              Chief Accounting Officer
      (Principal Financial Officer)


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K/A HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:


         Signature                                  Title                              Date
         ---------                                  -----                              ----
      /s/ Stephen P. Gardner*      President, Chief Executive Officer,               April 21, 1999
   ----------------------------    and Director (Principal Executive Officer)
        (Stephen P. Gardner)

     /s/ David A. Farley           Vice President, Finance, Chief                    April 21, 1999
   ----------------------------    Financial Officer (Principal
       (David A. Farley)           Financial and Accounting Officer)

     /s/ John J. Moores*           Chairman of the Board of Directors                April 21, 1999
   ----------------------------
       (John J. Moores)

     /s/ Christopher A. Cole*      Director                                          April 21, 1999
   ----------------------------
      (Christopher A. Cole)

     /s/ Richard A. Hosley II*     Director                                          April 21, 1999
   ----------------------------
      (Richard A. Hosley II)

     /s/ Charles E. Noell III*     Director                                          April 21, 1999
   ----------------------------
       (Charles E. Noell III)

     /s/ Norris van den Berg*      Director                                          April 21, 1999
   ----------------------------
      (Norris van den Berg)


* By /s/ David A. Farley
     --------------------------
      (David A. Farley)
      (Attorney-in-fact)

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

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K/A HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:


        Signature                               Title                 Date
        ---------                               -----                 ----
  /s/ Thomas G. Watrous, Sr.                   Director          April 21, 1999
   ----------------------------
     (Thomas G. Watrous, Sr.)

                             PEREGRINE SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..........................................       F-2
Consolidated Balance Sheets.......................................................       F-3
Consolidated Statements of Operations.............................................       F-4
Consolidated Statements of Stockholders' Equity (Deficit).........................       F-5
Consolidated Statements of Cash Flows.............................................       F-6
Notes to Consolidated Financial Statements........................................       F-8

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

        The financial statements referred to above as of March 31, 1998 and for the year then ended have been restated (See Notes 1 and 2).

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP



San Diego, California
April 22, 1998 (except with
respect to the matters in Notes 2
and 10, as to which the dates are
March 10, 1999 and May 7, 1998,
respectively)

                             PEREGRINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          RESTATED - SEE NOTE 1
                                                                          ---------------------
                                                                                  MARCH 31,
                                                                         ------------------------
                                                                           1997            1998
                                                                         --------        --------
                                     ASSETS
Current Assets:
Cash and cash equivalents .............................................. $    305        $ 14,950
Short-term investments .................................................        -           7,027
Accounts receivable, net of allowance for doubtful
     accounts of $220 and $485, respectively ...........................   10,191          16,761
Financed receivables ...................................................    1,182               -
Deferred tax assets ....................................................    1,752           7,297
Other current assets ...................................................      924           2,905
                                                                         --------        --------
       Total current assets ............................................   14,354          48,940
Property and equipment, net ............................................    4,364           5,455
Intangible assets, net and other .......................................    1,020          29,173
                                                                         --------        --------
                                                                         $ 19,738        $ 83,568
                                                                         --------        --------
                                                                         --------        --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Bank line of credit ................................................. $  1,974             $ -
   Accounts payable ....................................................      916           2,337
   Accrued expenses ....................................................    6,249          11,103
   Deferred revenue ....................................................    8,419          11,570
   Current portion of long-term debt ...................................      497             151
   Current portion of capital lease obligation .........................      364               -
                                                                         --------        --------
     Total current liabilities .........................................   18,419          25,161
Long-term debt, net of current portion .................................    1,395             966
Deferred revenue, net of current portion ...............................    2,773           1,802
                                                                         --------        --------
       Total liabilities ...............................................   22,587          27,929
                                                                         --------        --------
  Stockholders' Equity (Deficit):
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued or outstanding .......................        -               -
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 12,920,000 and 18,790,000 shares issued
     and outstanding, respectively .....................................       13              19
   Additional paid-in capital ..........................................   15,081          74,351
   Accumulated deficit .................................................  (15,807)        (16,423)
   Unearned portion of deferred compensation ...........................   (1,748)         (1,493)
   Cumulative translation adjustment ...................................     (388)           (553)
   Treasury stock (at cost) ............................................        -            (262)
                                                                         --------        --------
       Total stockholders' equity (deficit) ............................   (2,849)         55,639
                                                                         --------        --------
                                                                         $ 19,738        $ 83,568
                                                                         --------        --------
                                                                         --------        --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                RESTATED - SEE NOTE 1
                                                                ---------------------
                                                                YEAR  ENDED MARCH 31,
                                                       ----------------------------------------
                                                         1996            1997            1998
                                                       --------        --------        --------
Revenues:
   Licenses........................................    $ 11,642        $ 20,472        $ 38,791
   Maintenance and services........................      12,124          14,563          23,086
                                                       --------        --------        --------
     Total revenues................................      23,766          35,035          61,877
                                                       --------        --------        --------
Costs and Expenses:
   Cost of licenses................................         415             215             326
   Cost of maintenance and services................       3,526           4,661          10,326
   Sales and marketing.............................      11,820          15,778          22,728
   Research and development........................       7,742           5,877           8,394
   General and administrative......................       4,529           3,816           6,077
    Amortization of intangible assets..............           -               -           3,168
    Acquired in-process research and development...           -               -           6,955
                                                       --------        --------        --------
     Total costs and expenses......................      28,032          30,347          57,974
                                                       --------        --------        --------
     Operating income (loss).......................      (4,266)          4,688           3,903
Interest income (expense) and other................        (286)           (478)            839
                                                       --------        --------        --------
Income (loss) from continuing operations before
   income taxes....................................      (4,552)          4,210           4,742
Income tax expense (benefit).......................           -          (1,592)          5,358
                                                       --------        --------        --------
Income (loss) from continuing operations...........      (4,552)          5,802            (616)
                                                       --------        --------        --------
Loss from discontinued business:
     Loss from operations..........................         781               -               -
     Loss from disposal............................       1,078               -               -
                                                       --------        --------        --------
Loss from discontinued business....................      (1,859)              -               -
                                                       --------        --------        --------
     Net Income (loss).............................    $ (6,411)       $  5,802        $   (616)
                                                       --------        --------        --------
                                                       --------        --------        --------

Net income (loss) per share - basic:
Income (loss) from continuing operations...........    $  (0.37)       $   0.45        $  (0.04)
Loss from discontinued operations..................       (0.15)              -               -
                                                       --------        --------        --------
Net income (loss) per share........................    $  (0.52)       $   0.45        $  (0.04)
                                                       --------        --------        --------
                                                       --------        --------        --------
Weighted average common shares outstanding.........      12,331          12,920          17,380
                                                       --------        --------        --------
                                                       --------        --------        --------
Net income (loss) per share - diluted:
Income (loss) from continuing operations...........    $  (0.37)       $   0.39        $  (0.04)
Loss from discontinued operations..................       (0.15)              -               -
                                                       --------        --------        --------
Net income (loss) per share........................    $  (0.52)       $   0.39        $  (0.04)
                                                       --------        --------        --------
                                                       --------        --------        --------
Weighted average common and common equivalent
   shares outstanding..............................      12,331          14,964          17,380
                                                       --------        --------        --------
                                                       --------        --------        --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                          NUMBER                        ADDITIONAL
                                         OF SHARES         COMMON        PAID-IN         ACCUMULATED
                                        OUTSTANDING         STOCK        CAPITAL           DEFICIT
                                        -----------        ------       ----------       -----------
Balance, March 31, 1995 .............      10,237          $ 10          $  9,044          $(11,273)
   Net loss .........................           -             -                 -            (6,411)
   Issuance of shares for XVT               2,018             2             3,923            (3,925)
   Issuance of common stock .........          43             -                43                 -
   Restricted stock shares ..........         600             1             1,403                 -
     granted
   Equity adjustment from
     foreign currency translation               -             -                 -                 -
                                           ------           ---          --------          --------
Balance, March 31, 1996 .............      12,898            13            14,413           (21,609)
   Net income .......................           -             -                 -             5,802
   Issuance of common stock .........          22             -                37                 -
   Compensation expense related
     to restricted stock and options.           -             -                 -                 -
   Deferred compensation
     related to options granted .....           -             -               631                 -
   Equity adjustment from
     foreign currency translation ...           -             -                 -                 -
                                           ------           ---          --------          --------
Balance, March 31, 1997 .............      12,920            13            15,081           (15,807)
   Net loss (restated--Note 1).......           -             -                 -              (616)
   Issuance of common stock in
     IPO, net of issuance costs
     of $1,181 ......................       2,300             2            18,069                 -
 Stock options exercised and
     restricted stock granted
     (net)...........................       1,654             2             2,792                 -
     Stock issued for Apsylog
     acquisition ....................       1,916             2            30,504                 -
     Stock option tax benefit .......           -             -            7, 905                 -
     Compensation expense
     related to restricted
           stock and options ........           -             -                 -                 -
   Deferred compensation
     related to options granted .....           -             -                 -                 -
     Stock repurchased ..............           -             -                 -                 -
   Equity adjustment from
     foreign currency translation ...           -             -                 -                 -
                                           ------           ---          --------          --------
Balance, March 31, 1998
  (restated--Note 1).................      18,700          $ 19          $ 74,351          $(16,423)
                                           ------           ---          --------          --------
                                           ------           ---          --------          --------


                                       UNEARNED                                                 TOTAL
                                      PORTION OF          CUMULATIVE                          STOCKHOLDERS'
                                       DEFERRED           TRANSLATION       TREASURY            EQUITY
                                     COMPENSATION         ADJUSTMENT          STOCK            (DEFICIT)
                                     ------------         -----------       --------          ------------
Balance, March 31, 1995 .............   $     -              $  22            $   -           $ (2,197)
   Net loss .........................         -                  -                -             (6,411)
   Issuance of shares for XVT                 -                  -                -                  -
   Issuance of common stock .........         -                  -                -                 43
   Restricted stock shares ..........    (1,404)                 -                -                  -
     granted
   Equity adjustment from
     foreign currency translation             -                115                -                115
                                        -------              -----           -------           -------
Balance, March 31, 1996 .............    (1,404)               137                -             (8,450)
   Net income .......................         -                  -                -              5,802
   Issuance of common stock .........         -                  -                -                 37
   Compensation expense related
     to restricted stock and options.       287                  -                -                287
   Deferred compensation
     related to options granted .....      (631)                 -                -                  -
   Equity adjustment from
     foreign currency translation ...         -               (525)               -               (525)
                                        -------              -----           -------           -------
Balance, March 31, 1997 .............    (1,748)              (388)               -             (2,849)
   Net loss (restated--Note 1).......         -                  -                -               (616)
   Issuance of common stock in
     IPO, net of issuance costs
     of $1,181 ......................         -                  -                -             18,071
 Stock options exercised and
     restricted stock granted
     (net)...........................         -                  -                -              2,794
     Stock issued for Apsylog
     acquisition ....................         -                  -                -             30,506
     Stock option tax benefit .......         -                  -                -              7,905
     Compensation expense
     related to restricted
           stock and options ........       414                  -                -                414
   Deferred compensation
     related to options granted .....      (159)                 -                -               (159)
     Stock repurchased ..............         -                  -             (262)              (262)
   Equity adjustment from
     foreign currency translation ...         -               (165)               -               (165)
                                        -------              -----           -------           -------
Balance, March 31, 1998
  (restated--Note 1).................  $ (1,493)             $(553)           $(262)          $ 55,639
                                        -------              -----           -------           -------
                                        -------              -----           -------           -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 RESTATED - SEE NOTE 1
                                                                                 ---------------------
                                                                                   YEAR ENDED MARCH 31,
                                                                           -------------------------------------
                                                                             1996         1997           1998
                                                                           --------      --------       -------
Cash flows from operating activities:
   Net income (loss) ...........................................           $ (6,411)     $  5,802       $  (616)
  Adjustments to reconcile net income (loss) to net cash,
     excluding
    effects of acquisitions, provided by (used in) operating
     activities:
        Depreciation and amortization ..........................              1,540         1,838         4,901
     Loss from discontinued business ...........................              1,859             -             -
     Gain on sale of fixed assets ..............................                (93)            -             -
     Charge for acquired research and development ..............                  -             -         6,955
      Increase (decrease) in cash resulting from changes in:
       Accounts receivable .....................................             (2,416)       (3,936)       (7,164)
       Financed receivables ....................................                  -        (1,182)        1,182
       Deferred tax assets .....................................                  -        (1,752)       (5,545)
       Other current assets ....................................                311          (163)       (1,116)
       Accounts payable ........................................                714          (499)          674
       Accrued expenses ........................................              2,464         2,458           512
       Deferred revenue ........................................              2,364         1,381         1,361
       Other ...................................................                252          (705)          534
                                                                           --------      --------       -------
                                                                                584         3,242         1,678
                                                                           --------      --------       -------
         Net cash used by discontinued business ................               (738)       (1,303)         (170)
                                                                           --------      --------       -------
         Net cash provided by (used in) operating activities ...               (154)        1,939         1,508
                                                                           --------      --------       -------
Cash flows from investing activities:
   Purchases of short-term investments .........................                  -             -       (45,732)
   Maturities of short-term investments ........................                  -             -        38,705
   Purchases of property and equipment .........................             (3,516)         (566)       (2,427)
   Proceeds from sale of product line ..........................                  -           700             -
     Proceeds from sale of subsidiary and fixed assets, net ....                653             -             -
   Cash acquired in acquisition ................................                  -             -           582
                                                                           --------      --------       -------
        Net cash provided by (used in) investing activities ....             (2,863)          134        (8,872)
                                                                           --------      --------       -------
Cash flows from financing activities:
   Proceeds (repayment) on bank line of credit, net ............              1,514          (855)       (3,387)
   Proceeds from long-term debt ................................              3,508           287             -
   Repayments of long-term debt ................................             (1,354)         (774)       (2,541)
   Issuance of common stock ....................................                 15            37        28,770
    Treasury stock purchased ...................................                  -             -          (262)
   Principal payments under capital lease obligation ...........               (401)         (375)         (406)
                                                                           --------      --------       -------
         Net cash provided by (used in) financing activities ...              3,282        (1,680)       22,174
                                                                           --------      --------       -------
Effect of exchange rate changes on cash ........................                115          (525)         (165)
                                                                           --------      --------       -------
Net increase (decrease) ........................................                380          (132)       14,645
Cash and cash equivalents, beginning of year ...................                 57           437           305
                                                                           --------      --------       -------
Cash and cash equivalents, end of year .........................           $    437      $    305      $ 14,950
                                                                           --------      --------       -------
                                                                           --------      --------       -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (CONTINUED)

                                                                                     YEAR ENDED MARCH 31,
                                                                               -------------------------------
                                                                                 1996        1997       1998
                                                                               -------     -------    --------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
     Interest ............................................................     $   389     $   400    $     38
     Income taxes ........................................................     $    36     $    27    $    622
Supplemental Disclosure of Noncash Investing and Financing Activities:
     Stock issued and other noncash consideration for acquisition.........     $ 3,925     $     -    $ 38,617


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

BASIS OF PRESENTATION

        The accompanying restated consolidated balance sheet as of March 31, 1998, and related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended have been restated to reflect a change in the original accounting for the purchase price allocation related to the September 19, 1997 acquisition of United Software ("United Software" or "Apsylog"). (See Note 2).

        The following table presents the previously reported and restated condensed consolidated statements of operations for the year ended March 31, 1998.



STATEMENT OF OPERATIONS                           TWELVE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)            MARCH 31, 1998
                                                     --------------
                                                 MARCH 31,     MARCH 31,
                                                   1998          1998
                                               ------------   ------------
                                               (As reported)   (Restated)
Total revenues                                   $ 61,877      $ 61,877
Costs and expenses                                 47,851        47,851
                                                 --------      --------
Income from operations excluding acquired
   in-process research and development
   costs and amortization of purchased
   intangible assets                               14,026        14,026
Amortization of purchased intangible
     assets                                           386         3,168
                                                 --------      --------
Income from operations excluding acquired
     in-process research and development
     costs                                         13,640        10,858
Acquired in-process research and development
     costs                                         34,775         6,955
                                                 --------      --------
Income (loss) from operations                     (21,135)        3,903
Other income, net                                     839           839
Income tax expense                                  5,358         5,358
                                                 --------      --------
Net income (loss)                                $(25,654)     $   (616)
                                                 --------      --------
                                                 --------      --------
Basic net income (loss) per share                $  (1.48)     $  (0.04)
Diluted net income (loss) per share              $  (1.48)     $  (0.04)

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

INTANGIBLE ASSETS

        Intangible assets are comprised of purchase price in excess of identifiable assets associated with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization of $3.2 million, which is being amortized on a straight line basis over five years.

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



                                                            For the Years Ended March 31,
                                                         -----------------------------------
                                                           1996          1997         1998
                                                                                   (Restated)
                                                         --------      --------     --------
Net income (loss)                                        $ (6,411)     $  5,802     $   (616)
                                                         --------      --------     --------
                                                         --------      --------     --------
BASIC EARNINGS PER SHARE:
      Income (loss) available to common shareholders ... $ (6,411)     $  5,802     $   (616)
      Weighted average common shares outstanding .......   12,331        12,920       17,380
                                                         --------      --------     --------
Basic earnings (loss) per share ........................ $  (0.52)     $   0.45     $  (0.04)
                                                         --------      --------     --------
                                                         --------      --------     --------

DILUTED EARNINGS PER SHARE:
      Income (loss) available to common shareholders ... $ (6,411)     $  5,802     $   (616)
                                                         --------      --------     --------
                                                         --------      --------     --------
      Weighted average common shares outstanding .......   12,331        12,920       17,380
      Common stock options outstanding (unless
       anti-dilutive)...................................        -         2,044            -
                                                         --------      --------     --------
Total weighted average common shares and equivalents ...   12,331        14,964       17,380
                                                         --------      --------     --------
Diluted earnings (loss) per share ...................... $  (0.52)     $   0.39     $  (0.04)
                                                         --------      --------     --------
                                                         --------      --------     --------

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

        The transaction was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values at the date of acquisition and the results of operations for Apsylog have been included in the financial statements for the periods subsequent to acquisition. The Company allocated the fair values of the assets acquired between acquired in-process research and development, developed technology and purchase price in excess of identifiable assets. The results of the allocation of values between the assets are as follows:


        Assets                                          Fair Market Value
        ------                                          -----------------
                                                         (in thousands)
Acquired In-Process Research & Development                   $ 6,955
Purchase price in excess of identifiable assets               31,684
                                                             -------
Total                                                        $38,639
                                                             -------
                                                             -------

        As a result of the recently promulgated guidance by the SEC regarding its accepted valuation methodology for determining in-process research and development costs, on March 10, 1999, the Company announced an anticipated adjustment to the purchase price originally reported. The adjusted value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value.

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

        With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Innovative prior to the close of the acquisition. Following is the estimated completion percentage, estimated technology life and projected introduction date:


                                         Percent       Technology        Introduction
In-Process Technology                   Completed         Life              Dates
---------------------                   ---------      ----------        ------------
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

        The following table presents the unaudited pro forma results assuming the Company had acquired United Software at the beginning of fiscal years 1997 and 1998, respectively. Net income and diluted earnings per share amounts have been adjusted to exclude the write-off of acquired in process research and development of $7.0 million and include the goodwill amortization of $6.3 million for the twelve months ended March 31, 1997 and 1998. This information may not necessarily be indicative of the future combined results of the Company.

                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                            FOR THE YEARS ENDED MARCH 31,
                                                   1997         1998
                                                  -------     --------
      Revenues .....................              $41,503      $63,171
      Net income ...................              $(5,210)     $ 2,460
      Diluted earnings per share ...              $ (0.40)     $  0.14
      Basic earnings per share .....              $ (0.40)     $  0.13

3. BALANCE SHEET COMPONENTS

      Other current assets consists of the following (in thousands):

                                                     MARCH 31,
                                                -------------------
                                                  1997         1998
                                                 -------     --------
      Prepaid expenses and other .............   $  326       $2,661
      Employee advances ......................      198          244
      Receivable from sale of product line ...      400            -
                                                 -------      -------
                                                 $  924       $2,905
                                                 -------      -------
                                                 -------      -------

    Property and equipment consists of the following (in thousands):

                                                      MARCH 31,
                                                 -------------------
                                                  1997         1998
                                                 -------     --------
          Furniture and equipment ............   $7,319      $10,219
          Leasehold improvements .............    1,963        2,249
                                                 ------      -------
                                                  9,282       12,468
          Less accumulated depreciation ......   (4,918)      (7,013)
                                                 ------      -------
                                                 $4,364      $ 5,455
                                                 ------      -------
                                                 ------      -------

      Accrued expenses consist of the following (in thousands):

                                                      MARCH 31,
                                                 ------------------
                                                  1997         1998
                                                 ------       ------
          Employee compensation ..............   $1,631      $ 2,745
          Commissions ........................    2,499        3,494
          Other ..............................    2,119        4,864
                                                 ------      -------
                                                 $6,249      $11,103
                                                 ------      -------
                                                 ------      -------

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

LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                                                    MARCH 31,
                                                                             -------------------------
                                                                             1997              1998
                                                                             ------            -------
Note payable to bank. Note secured by trade receivables, fixed assets and guaranteed by the majority stockholder. Interest at prime (8.5% as of March 31, 1997). Equal monthly installments of
   principal of $37 plus interest, repaid in 1998 .........................  $ 1,612           $     -
Note payable to lessor. Unsecured; interest at 8%. Monthly payments
   of principal and interest of $4.2 through November 2003 ................      234               227
French Government Agency loans.  Interest of up to 6.55%, due in
     2000 .................................................................        -               762
Other .....................................................................       46               128
                                                                             --------          --------
                                                                               1,892             1,117
Less current portion ......................................................     (497)             (151)
                                                                             --------          --------
                                                                             $ 1,395           $   966
                                                                             --------          --------
                                                                             --------          --------

        Scheduled principal payments on long-term debt due as of March 31, 1998 are as follows (in thousands):

1999......................................................................             $  151
2000......................................................................                808
2001......................................................................                 39
2002......................................................................                 43
2003......................................................................                 47
2004......................................................................                 29
                                                                                       ------
                                                                                       $1,117
                                                                                       ------
                                                                                       ------

5. INCOME TAXES

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                     MARCH 31,
                                             -------------------------
                                               1997             1998
                                             -------           -------
Deferred tax assets:
   Net operating loss carryforwards .......  $ 1,356           $ 5,497
   Deferred maintenance revenue ...........    1,148             1,452
   Other ..................................      960             1,324
                                             -------           -------
                                               3,464             8,273
Deferred tax liabilities:
   Depreciation ...........................     (295)             (168)
   Deferred revenue .......................     (160)                -
                                             -------           -------
                                               3,009             8,105
Valuation allowance .......................   (1,257)             (808)
                                             -------           -------
Net deferred tax assets ...................  $ 1,752           $ 7,297
                                             -------           -------
                                             -------           -------

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

        A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows (in thousands):

                                                                   MARCH 31,
                                              ---------------------------------------------
                                                 1996           1997        1998     RATE
                                               -------        -------     -------   ------
Federal tax at the statutory rate..........    $(2,180)          $ 980     $ 4,923    34.00 %
State tax, net of federal benefit..........       (385)            173         869     6.00 %
Foreign losses (not benefited).............         418              -           -       -
Other......................................         227            140          16     0.11 %
Change in valuation allowance..............       1,920         (2,885)       (449)   (3.10)%
                                                -------        -------      ------    -----
Total income tax provision.................     $     -        $(1,592)     $5,359    37.01 %
                                                -------        -------      ------    -----
                                                -------        -------      ------    -----


         The amounts stated in the table above for the year ended March 31, 1998 exclude a $34,775,000 expense for acquired in-process research and development relating to the Company's acquisition of United Software, Inc.

The income tax provision (benefit) consisted of the following (in thousands):

                                          MARCH 31,
                                   -------------------------
                                     1997              1998
                                   -------           -------
Current
   Federal ......................  $    76           $ 5,197
   State ........................       84             1,017
                                   -------           -------
Total current ...................      160             6,214
                                   -------           -------
Deferred
   Federal ......................   (1,523)             (728)
   State ........................     (229)             (128)
                                   -------           -------
Total deferred ..................   (1,752)             (856)
                                   -------           -------
Total provision (benefit) .......  $(1,592)          $ 5,358
                                   -------           -------
                                   -------           -------

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

        Future minimum lease payments under noncancelable operating leases, at March 31, 1998 are as follows (in thousands):

                                                                  OPERATING
                                                                   LEASES
                                                                  ---------
1999...........................................................   $ 2,407
2000...........................................................     2,286
2001...........................................................     2,278
2002...........................................................     2,381
2003...........................................................     2,448
Thereafter.....................................................     1,543
                                                                  --------
     Total minimum lease payments..............................   $13,343
                                                                  --------
                                                                  --------

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

        A summary of the status of the Company's three stock option plans at March 31, 1996, 1997, and 1998 as well as changes during the periods then ended is as follows:

                                                WEIGHTED                    WEIGHTED                    WEIGHTED
                                     SHARES     AVERAGE          SHARES     AVERAGE          SHARES     AVERAGE
                                      (000)  EXERCISE PRICE       (000)  EXERCISE PRICE      (000)   EXERCISE PRICE
                                     -----------------------     ----------------------     --------------------------
                                         MARCH 31, 1996               MARCH 31, 1997               MARCH 31, 1998
                                     -----------------------     ----------------------     --------------------------
Outstanding, beginning
   of year ........................  3,041.2      $   1.42        3,597.4      $   1.79       4,061.3      $    2.08
                                     -------      --------        -------      --------      --------      ---------
Granted ...........................  1,440.4          2.37          989.9          3.24       1,628.8          13.59
Exercised .........................    (30.0)         1.01          (22.8)         1.64      (1,806.2)          1.50
Canceled ..........................   (854.2)         1.18         (503.2)         1.4         (285.5)         12.25
                                     -------      --------        -------      --------      --------      ---------
Outstanding, end of year ..........  3,597.4      $   1.79        4,061.3      $   2.08       3,598.4      $    6.77
                                     -------      --------        -------      --------      --------      ---------
                                     -------      --------        -------      --------      --------      ---------
Exercisable, end of year ..........  1,786.0      $   1.34        2,171.7      $   1.48       1,160.5      $    2.07
                                     -------      --------        -------      --------      --------      ---------
                                     -------      --------        -------      --------      --------      ---------
Weighted average fair
   value of options granted .......               $      -                     $      -                    $    7.64
                                                  --------                     --------                    ---------
                                                  --------                     --------                    ---------

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

9. GEOGRAPHIC OPERATIONS

        The Company operates exclusively in the computer software industry. A summary of the Company's continuing operations by geographic area is presented below:


                                  UNITED         EUROPE &
                                  STATES           OTHER      CONSOLIDATED
                                 --------        ---------    ------------
Year ended March 31, 1996
   Revenues ...................  $ 16,818        $  6,948       $ 23,766
   Operating profit (loss) ....    (5,010)            458         (4,552)
   Identifiable assets ........     9,427           4,390         13,817

Year ended March 31, 1997
   Revenues ...................  $ 24,925        $ 10,110       $ 35,035
   Operating profit (loss) ....     3,513             697          4,210
   Identifiable assets ........    14,353           5,385         19,738

Year ended March 31, 1998 (as
 restated)
   Revenues ...................  $ 39,512        $ 22,365       $ 61,877
   Operating profit (loss) ....      (772)          5,514          4,742
   Identifiable assets ........    72,434          11,134         83,568

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