Form 10-Q/A
period 1998-06-30
PEREGRINE SYSTEMS INC
filed 1999-04-23
CIK 1031107

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


                                TABLE OF CONTENTS

PART I.                     FINANCIAL INFORMATION                          PAGE NO.
-------                     ---------------------                          --------
Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1998
            (unaudited) and March 31, 1998.................................     3

           Condensed Consolidated Statements of Operations for the
            Three Months Ended June 30, 1998 and 1997 (unaudited)..........     4

           Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended June 30, 1998 and 1997 (unaudited)..........     5

           Notes to condensed Consolidated Financial Statements............     6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................     9

PART II.                      OTHER INFORMATION
--------                      -----------------

Item 2.    Changes in Securities...........................................    21

Item 4.    Submission of Matters to a Vote of Security Holders.............    21

Item 6.    Exhibits and Reports on Form 8-K................................    21

Signatures.................................................................    22

                                     PART I

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            RESTATED - SEE NOTE 1
                                                                            ---------------------
                                                                        MARCH 31,           JUNE 30,
                                                                           1998               1998
                                                                        ---------           --------
                                                                                           (UNAUDITED)
                                      ASSETS
Current Assets:
     Cash and cash equivalents........................................   $14,950             $13,216
     Short-term investments...........................................     7,027               7,800
     Accounts receivable, net of allowance for doubtful accounts of
       $485 and $545, respectively....................................    16,761              17,929
     Deferred tax assets..............................................     7,297               7,297
     Other current assets.............................................     2,905               5,053
                                                                         -------             -------
          Total current assets........................................    48,940              51,295
Property and equipment, net...........................................     5,455               7,177
Intangible assets and other...........................................    29,173              27,658
                                                                         -------             -------
                                                                         $83,568             $86,130
                                                                         -------             -------
                                                                         -------             -------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................................................   $ 2,337             $ 4,351
     Accrued expenses.................................................    11,103              10,914
     Deferred revenue.................................................    11,570              10,222
     Current portion of long-term debt................................       151                 251
                                                                         -------             -------
           Total current liabilities..................................    25,161              25,738
Long-term debt, net of current portion................................       966                 449
Deferred revenue, net of current portion..............................     1,802               1,879
                                                                         -------             -------
           Total liabilities..........................................    27,929              28,066
                                                                         -------             -------
Stockholders' Equity:
     Preferred stock, $0.001 par value, 5,000 shares authorized no
       shares issued or outstanding...................................         -                   -
     Common Stock, $0.001 par value, 50,000 shares authorized,
      18,790 and 19,384 shares issued and outstanding, respectively...        19                  20
      Additional paid-in capital......................................    74,351              75,705
      Accumulated deficit.............................................   (16,423)            (14,587)
      Unearned portion of deferred compensation.......................    (1,493)             (1,404)
      Cumulative translation adjustment...............................      (553)               (599)
      Treasury stock (at cost)........................................      (262)             (1,071)
                                                                         -------             -------
             Total stockholders' equity...............................    55,639              58,064
                                                                         -------             -------
                                                                         $83,568             $86,130
                                                                         -------             -------
                                                                         -------             -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                RESTATED - SEE NOTE 1
                                                                ---------------------
                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                              1997                 1998
                                                            -------              -------
Revenues:
   Licenses...............................................  $ 6,328              $13,882
   Maintenance and services...............................    4,687                7,868
                                                            -------              -------
      Total revenues......................................   11,015               21,750
                                                            -------              -------
Costs and Expenses:
   Cost of licenses.......................................       59                   71
   Cost of maintenance and services.......................    1,781                4,455
   Sales and marketing....................................    4,317                8,142
   Research and development...............................    1,644                2,393
   General and administrative.............................    1,143                1,787
   Amortization of intangible assets......................        -                1,584
                                                            -------              -------
      Total costs and expenses............................    8,944               18,432
                                                            -------              -------
Operating income..........................................    2,071                3,318
Interest income and other, net............................      178                  260
                                                            -------              -------
Income before income taxes................................    2,249                3,578
Income tax expense........................................      832                1,742
                                                            -------              -------
      Net Income..........................................  $ 1,417              $ 1,836
                                                            -------              -------
                                                            -------              -------

Net income per share - basic:
Net income per share......................................  $  0.10              $  0.10
                                                            -------              -------
                                                            -------              -------
Weighted average common shares outstanding................   14,493               19,235
                                                            -------              -------
                                                            -------              -------

Net income per share - diluted:
Net income per share......................................  $  0.08              $  0.09
                                                            -------              -------
                                                            -------              -------
Weighted average common and common equivalent shares
outstanding...............................................   17,567               20,478
                                                            -------              -------
                                                            -------              -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                 RESTATED - SEE NOTE 1
                                                                 ---------------------
                                                               THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                  1997            1998
                                                                -------          -------
Cash flow from operating activities:
   Net income.................................................  $ 1,417          $ 1,836
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization..............................      346            2,045
   Increase (decrease) in cash resulting from changes in:
        Accounts receivable...................................      (74)          (1,168)
        Financed receivables..................................      205                -
        Deferred tax assets...................................      777                -
        Other current assets..................................     (384)          (2,148)
        Accounts payable......................................     (222)           2,014
        Accrued expenses......................................     (172)            (189)
        Deferred revenue......................................      817           (1,271)
        Other.................................................      537               28
                                                                -------          -------
                                                                  3,247            1,147
                                                                -------          -------
        Net cash used by discontinued business................     (170)               -
                                                                -------          -------
            Net cash provided by operating activities.........    3,077            1,147
                                                                -------          -------
Cash flows from investing activities:
   Purchases of short-term investments........................        -          (27,573)
   Maturities of short-term investments.......................        -           26,800
   Purchases of property and equipment........................     (305)          (2,191)
   Proceeds from sale of product line.........................      250                -
                                                                -------          -------
            Net cash used in investing activities.............      (55)          (2,964)
                                                                -------          -------
Cash flows from financing activities:
   Repayment on bank line of credit...........................   (1,974)               -
   Repayments of long-term debt...............................   (1,666)            (417)
   Issuance of common stock...................................   18,126            1,356
   Treasury stock purchased...................................     (262)            (809)
   Principal payments under capital lease obligation..........     (108)               -
                                                                -------          -------
        Net cash provided by financing activities.............   14,116              130
                                                                -------          -------
Effect of exchange rate changes on cash.......................      (49)             (47)
                                                                -------          -------
Net increase (decrease) in cash and cash equivalents..........   17,089           (1,734)
Cash and cash equivalents, beginning of period................      305           14,950
                                                                -------          -------
Cash and cash equivalents, end of period......................  $17,394          $13,216
                                                                -------          -------
                                                                -------          -------
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
          Interest............................................  $    10          $     5
          Income taxes........................................  $     -          $    20

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the three month periods ended June 30, 1998 and 1997 have been restated in the applicable period to reflect a change in the original accounting or the purchase price allocation related to the September 1997 acquisition of United Software, Inc. The statements have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A filed for the year ended March 31, 1998, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The following table provides the effect of previously reported condensed consolidated statements of operations for the three month period ended June 30, 1998.


                                                                     THREE MONTHS ENDED
      STATEMENT OF OPERATIONS                                          JUNE 30, 1998
      -----------------------                                          -------------
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)
                                                             JUNE 30, 1998       JUNE 30, 1998
                                                             --------------      ---------------
                                                             (As reported)         (Restated)
      Total revenues                                             $ 21,750           $ 21,750
      Costs and expenses                                           16,848             16,848
                                                                ----------          ---------
      Income from operations excluding acquired in-
         process research and development costs and
         amortization of purchased intangible assets                4,902              4,902
      Amortization of purchased intangible assets                     193              1,584
                                                                 --------           --------
      Income from operations excluding acquired in-process
            research and development costs                          4,709              3,318
      Acquired in-process research and development costs                -                  -
                                                                 --------           --------
      Income from operations                                        4,709              3,318
                                                                 --------           --------
      Other income, net                                               260                260
      Income tax expense                                            1,742              1,742
                                                                 --------           --------
      Net income                                                 $  3,227           $  1,836
                                                                 --------           --------
                                                                 --------           --------

      Basic net income per share                                 $   0.17           $   0.10
      Diluted net income per share                               $   0.16           $   0.09

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

         The following table sets forth the computation of basic and diluted income per share:

                                                                                THREE MONTHS ENDED JUNE 30
                                                                                --------------------------
                                                                                  1997             1998
                                                                                --------         ---------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                     PER SHARE AMOUNTS)
Numerator:
    Net income..............................................................    $ 1,417          $ 1,836
                                                                                -------          -------
                                                                                -------          -------

Denominator:
   Denominator for basic income per share, weighted average shares..........     14,493           19,235
   Effective of dilutive securities:
   Employee stock options...................................................      3,074            1,243
                                                                                -------          -------
   Dilutive potential common shares.........................................     17,567          20,478
   Denominator for diluted income per share.................................     17,567          20,478
                                                                                -------          -------
                                                                                -------          -------

   Net income per share - basic.............................................    $  0.10          $  0.10
                                                                                -------          -------
                                                                                -------          -------
   Net income per share - diluted...........................................    $  0.08          $  0.09
                                                                                -------          -------
                                                                                -------          -------

NOTE 3.  REVENUE RECOGNITION

         As of April 1, 1998, the Company adopted AICPA SOP 97-2, Software Revenue Recognition, as amended by EITF 98-4 which was effective for transactions that the Company entered into in the fiscal year 1998. Prior years were not restated. The adoption of SOP 97-2 did not have a material adverse effect on the revenues or income for the three months ended June 30, 1998.


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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                         1997               1998
                                                         ----               ----
  STATEMENT OF OPERATIONS DATA:
     Revenues:
      Licenses                                           57.4%              63.8%
      Maintenance and services                           42.6               36.2
                                                        -----              -----
        Total revenues                                  100.0              100.0
     Costs and expenses:
      Cost of licenses                                    0.5                0.4
      Cost of maintenance and services                   16.2               20.5
      Sales and marketing                                39.2               37.4
      Research and development                           14.9               11.0
      General and administrative                         10.4                8.2
      Amortization of intangible assets                     -                7.3
                                                        -----              -----
        Total costs and expenses                         81.2               84.8
                                                        -----              -----
   Operating income                                      18.8               15.2
                                                        -----              -----
   Interest income and other                              1.6                1.2
                                                        -----              -----
   Income before income taxes                            20.4               16.4
                                                        -----              -----
   Income tax expense                                     7.5                8.0
                                                        -----              -----
   Net income                                            12.9%               8.4%
                                                        -----              -----
                                                        -----              -----

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.8 million and $1.1 million in the first quarter of fiscal 1999 and 1998, respectively, representing 8% and 10% of total revenues in the respective periods. The dollar increase from fiscal 1998 to 1999 are attributable primarily to costs associated with administrative personnel additions to support the Company's growth, management restructuring, and the effect of combining Apsylog's operations since the Apsylog Acquisition in September 1997.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets of $1.6 million was incurred in the first quarter of fiscal 1999 in connection with the Apsylog Acquisition.

PROVISION FOR INCOME TAXES

         Income tax expense for the first fiscal quarter of 1999 amounted to $1.7 million compared with $0.8 million in the comparable quarter of fiscal 1998. This increase results from the $2.7 million dollar increase in income before taxes. Excluding the effect of expensing amortization of intangible assets, the effective tax rates for the first quarters of fiscal 1999 and fiscal 1998 were 34% and 37%, respectively.

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

         HISTORY OF OPERATING LOSSES. Through June 30, 1998, the Company has recorded cumulative net losses of approximately $14.6 million, including approximately $7.0 million related to the write-off of acquired in-process research and development in connection with the Apsylog Acquisition. The Company anticipates recognizing a significant net loss in the quarter ended September 30, 1998 related to the write-off of acquired in-process research and development in connection with the acquisition of Innovative. In recent years, the product lines of both the Company and Apsylog have changed substantially. The Company's SERVICECENTER product, from which the Company derived substantially all of its license revenues until the acquisition of ASSETCENTER, only began shipping in mid-1995. Apsylog's ASSETCENTER product only began shipping in mid-1996. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the years ended March 31, 1997 and 1998 (excluding the impact of the $7.0 million charge related to acquired in-process research and development in connection with the Apsylog Acquisition), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results.

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

                                     PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

           Exhibits      Exhibit Title
           --------      -------------
             10.3*       1994 Stock Option Plan, as amended through July 1998,
                         including 1995 Stock Option Plan for French employees.
             27.1        Financial Data Schedule.

     *Filed with the Company's original Report on Form 10-Q for the quarter ended June 30, 1998.

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


                                                 PEREGRINE SYSTEMS, INC.


                                        By          /s/ David A. Farley
                                           ------------------------------------
                                                      David A. Farley
                                             Senior Vice President, Finance and
                                          Administration Chief Financial Officer
                                               (Principal Financial Officer)







                                        By          /s/ Matthew C. Gless
                                           ------------------------------------
                                                        Matthew C. Gless
                                               Vice President, Finance and Chief
                                                      Accounting Officer