Form 10-Q/A
period 1998-09-30
PEREGRINE SYSTEMS INC
filed 1999-04-23
CIK 1031107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        COMMISSION FILE NUMBER: 0-2222209
                        -----------------------------------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                TABLE OF CONTENTS

PART I.                        FINANCIAL INFORMATION                    PAGE NO.
-------                        ---------------------                    --------
  Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
           1998 (unaudited) and March 31, 1998..........................       3

          Condensed Consolidated Statements of Operations for the
           Three Months Ended September 30, 1998 and 1997 (unaudited)...       4

          Condensed Consolidated Statements of Operations for the
           Six Months Ended September 30, 1998 and 1997 (unaudited).....       4

          Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended September 30, 1998 and 1997 (unaudited).....       5

          Notes to Condensed Consolidated Financial Statements
           (unaudited)..................................................       6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................      10


PART II.                       OTHER INFORMATION
                               ------------------
  Item 2. Changes in Securities.........................................      23

  Item 4. Submission of Matters to a Vote of Security Holders...........      23

  Item 6. Exhibits and Reports on Form 8-K..............................      24

Signatures..............................................................      25

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    RESTATED - SEE NOTE 1
                                                                                    ---------------------

                                                                                MARCH 31,        SEPTEMBER 30,
                                                                                  1998               1998
                                                                               -----------      ---------------
                                                                                (AUDITED)         (UNAUDITED)
                                                  ASSETS
Current Assets:
   Cash and cash equivalents..........................................           $14,950           $ 12,552
   Short-term investments.............................................             7,027              3,000
   Accounts receivable, net of allowance for doubtful accounts of
      $485 and $1,447, respectively...................................            16,761             24,505
   Deferred tax assets................................................             7,297              7,297
   Other current assets...............................................             2,905              6,433
                                                                                 -------           --------
        Total current assets..........................................            48,940             53,787
Property and equipment, net...........................................             5,455              9,609
Intangible assets and other...........................................            29,173            102,659
                                                                                 -------           --------
                                                                                 $83,568           $166,055
                                                                                 -------           --------
                                                                                 -------           --------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................................           $ 2,337           $  4,992
   Accrued expenses...................................................            11,103             17,653
   Deferred revenue...................................................            11,570             12,017
   Current portion of long-term debt..................................               151                398
                                                                                 -------           --------
      Total current liabilities.......................................            25,161             35,060
Long-term debt, net of current portion................................               966                927
Deferred revenue, net of current portion..............................             1,802              1,800
                                                                                 -------           --------
        Total liabilities.............................................            27,929             37,787
                                                                                 -------           --------

  Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000 shares authorized, no
      shares issued or outstanding....................................                -                  -
   Common stock, $0.001 par value, 200,000 shares authorized, 18,790
      and 23,207 issued and outstanding, respectively.................                19                 23
   Additional paid-in capital.........................................            74,351            168,024
   Accumulated deficit................................................           (16,423)           (36,909)
   Unearned portion of deferred compensation..........................            (1,493)            (1,303)
   Cumulative translation adjustment..................................              (553)              (496)
   Treasury stock, at cost............................................              (262)            (1,071)
                                                                                 -------           --------
        Total stockholders' equity....................................            55,639            128,268
                                                                                 -------           --------
                                                                                 $83,568           $166,055
                                                                                 -------           --------
                                                                                 -------           --------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 RESTATED - SEE NOTE 1
                                                                                 ---------------------

                                                               THREE MONTHS ENDED SEPT. 30,    SIX MONTHS ENDED SEPT. 30,
                                                               ----------------------------    --------------------------
                                                                   1997           1998            1997            1998
                                                                  -------       --------         ------         --------
Revenues:
   Licenses...............................................        $ 7,039       $ 17,375         $13,367        $ 31,257
   Maintenance and services...............................          5,164         12,279           9,851          20,147
                                                                  -------       --------         -------        --------

      Total revenues......................................         12,203         29,654          23,218          51,404
                                                                  -------       --------         -------        --------
Costs and Expenses:
   Cost of licenses.......................................             69             52             128             123
   Cost of maintenance and services.......................          2,095          6,952           3,876          11,407
   Sales and marketing....................................          4,608         10,614           8,925          18,756
   Research and development...............................          1,659          3,206           3,303           5,599
   General and administrative.............................          1,169          2,334           2,312           4,121
   Amortization of intangible assets......................             -           4,936              -            6,520
   Acquired in-process research and development costs.....          6,955         21,866           6,955          21,866
                                                                  -------       --------         -------        --------
      Total costs and expenses............................         16,555         49,960          25,499          68,392
                                                                  -------       --------         -------        --------
Operating loss............................................         (4,352)       (20,306)         (2,281)        (16,988)
Interest income and other.................................            226            193             404             453
                                                                  -------       --------         -------        --------
Loss from operations before income taxes..................         (4,126)       (20,113)         (1,877)        (16,535)
Income tax expense........................................          1,048          2,209           1,880           3,951
                                                                  -------       --------         -------        --------
Net loss..................................................        $(5,174)      $(22,322)        $(3,757)       $(20,486)
                                                                  -------       --------         -------        --------
                                                                  -------       --------         -------        --------

Net loss per share - basic:
    Net loss per share....................................        $ (0.34)      $  (1.04)        $ (0.25)       $  (1.00)
                                                                  -------       --------         -------        --------
                                                                  -------       --------         -------        --------
    Weighted average common shares outstanding............         15,001         21,559          14,777          20,506
                                                                  -------       --------         -------        --------
                                                                  -------       --------         -------        --------

Net loss per share - diluted:
    Net loss per share....................................        $ (0.34)      $  (1.04)        $ (0.25)       $  (1.00)
                                                                  -------       --------         -------        --------
                                                                  -------       --------         -------        --------
    Weighted average common shares outstanding............         15,001         21,559          14,777          20,506
                                                                  -------       --------         -------        --------
                                                                  -------       --------         -------        --------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              RESTATED - SEE NOTE 1
                                                                              ----------------------
                                                                                 SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                              1997              1998
                                                                           ----------        -----------
Cash flow from operating activities:
   Net loss....................................................             $(3,757)          $(20,486)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
   Depreciation and amortization...............................                 391              7,645
   Charge for acquired research and development................               6,955             21,866
Increase (decrease) in cash resulting from changes in:
          Accounts receivable..................................              (1,899)            (5,125)
          Financed receivables.................................                 217                -
          Deferred tax asset...................................               1,415                -
          Other current assets.................................                   7             (3,276)
          Other assets.........................................                 588               (166)
          Accounts payable.....................................                 893              1,289
          Accrued expenses.....................................              (1,425)            (7,835)
          Deferred revenue.....................................              (1,027)            (2,515)
                                                                            -------           --------
                                                                              2,358             (8,603)
                                                                            -------           --------
        Net cash used by discontinued business.................                (170)               -
                                                                            -------           --------
           Net cash provided by (used in) operating
              activities.......................................               2,188             (8,603)
                                                                            -------           --------
Cash flows from investing activities:
   Purchases of property and equipment.........................                (280)            (3,882)
   Purchases of short-term investments.........................                  -             (25,000)
   Maturities of short-term investments........................                  -              29,027
   Cash acquired in acquisition................................                 582                 46
                                                                            -------           --------
             Net cash provided by investing activities                          302                191
                                                                            -------           --------
Cash flows from financing activities:
   Repayment on bank line of credit, net.......................              (1,974)               -
   Repayments of long-term debt................................              (1,683)              (489)
   Issuance of common stock....................................              18,269              7,257
   Treasury stock purchased....................................                (262)              (809)
   Principal payments under capital lease obligation...........                (218)               -
                                                                            -------           --------
          Net cash provided by financing activities............              14,132              5,959
                                                                            -------           --------
Effect of exchange rate changes on cash........................                (173)                55
                                                                            -------           --------
Net increase (decrease) in cash................................              16,449             (2,398)
Cash and equivalents, beginning of period......................                 305             14,950
                                                                            -------           --------
Cash and equivalents, end of period............................             $16,754           $ 12,552
                                                                            -------           --------
                                                                            -------           --------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest.................................................             $    23           $     10
      Income taxes.............................................             $   567           $     45

Supplemental disclosure of non-cash investing and
  financial activities:
        Stock issued and other non-cash consideration
         for acquisition.......................................             $38,617           $ 86,421


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and six month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1998 and 1997 have been restated to reflect a change in the original accounting or the purchase price allocation related to the July 1998 acquisition of Innovative Tech Systems, Inc., the September 1998 acquisition of certain technology and other assets and liabilities of International Software Solutions, and the September 1997 acquisition of United Software, Inc. The statements have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A filed for the year ended March 31, 1998, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The following table provides the effect of previously reported condensed consolidated statements of operations for the three and six month periods ended September 30, 1998.

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
STATEMENT OF OPERATIONS                                   SEPTEMBER 30, 1998                     SEPTEMBER 30, 1998
-----------------------                                   ------------------                     ------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)
                                                       SEPTEMBER 30,   SEPTEMBER 30,         SEPTEMBER 30,    SEPTEMBER 30,
                                                         1998             1998                  1998             1998
                                                     --------------  --------------        --------------  ----------------
                                                      (As reported)    (Restated)           (As reported)     (Restated)
Total revenues                                         $   29,654      $   29,654             $   51,404          $   51,404

Costs and expenses                                         23,158          23,158                 40,006              40,006
                                                       ----------      ----------             ----------          ----------

Income from operations excluding acquired in-
  process research and development costs and
  amortization of purchased intangible assets               6,496           6,496                 11,398              11,398
Amortization of purchased intangible assets                   343           4,936                    536               6,520
                                                       ----------      ----------             ----------          ----------

Income from operations excluding acquired
  in-process research and development costs                 6,153           1,560                 10,862               4,878
Acquired in-process research and development costs         91,765          21,866                 91,765              21,866
                                                       ----------      ----------             ----------          ----------
Loss from operations                                      (85,612)        (20,306)               (80,903)            (16,988)
Other income, net                                             193             193                    453                 453
Income tax expense                                          2,209           2,209                  3,951               3,951
                                                       ----------      ----------             ----------          ----------
Net loss                                               $  (87,628)     $  (22,322)            $  (84,401)         $  (20,486)
                                                       ----------      ----------             ----------          ----------
                                                       ----------      ----------             ----------          ----------

Basic net loss per share                               $    (4.06)     $    (1.04)            $    (4.12)         $    (1.00)
Diluted net loss per share                             $    (4.06)     $    (1.04)            $    (4.12)         $    (1.00)

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

                                                        THREE MONTHS ENDED SEPT. 30             SIX MONTHS ENDED SEPT. 30
                                                        ---------------------------             --------------------------
                                                          1997                 1998               1997              1998
                                                       ----------           ---------          ---------         ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE:
  Net loss........................................         (5,174)            (22,322)            (3,757)          (20,486)
  Weighted average common shares outstanding......         15,001              21,559             14,777            20,506
                                                       ----------           ---------          ---------         ---------
Basic loss per share..............................     $    (0.34)          $   (1.04)         $   (0.25)        $   (1.00)
                                                       ----------           ---------          ---------         ---------
                                                       ----------           ---------          ---------         ---------
DILUTED EARNINGS PER SHARE:
  Net loss........................................     $   (5,174)          $ (22,322)         $  (3,757)        $ (20,486)
                                                       ----------           ---------          ---------         ---------
                                                       ----------           ---------          ---------         ---------
  Weighted average common shares outstanding......         15,001              21,559             14,777            20,506
  Common stock options outstanding
    (unless anti-dilutive)........................            -                   -                  -                 -
                                                       ----------           ---------          ---------         ---------
Total weighted average common shares and
  equivalents.....................................         15,001              21,559             14,777            20,506
                                                       ----------           ---------          ---------         ---------
Diluted loss per share............................     $    (0.34)          $   (1.04)         $   (0.25)        $   (1.00)
                                                       ----------           ---------          ---------         ---------
                                                       ----------           ---------          ---------         ---------

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

NOTE 4.   ACQUISITIONS

         On July 30, 1998, the Company completed the acquisition of Innovative Tech Systems, Inc. ("Innovative"). The acquisition was structured as a tax-free stock-for-stock exchange resulting in the issuance of 2,959,164 shares of Company Common Stock for all outstanding shares of Innovative Common Stock valued at a total purchase price of $85.9 million, including merger costs and assumed liabilities. The transaction was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values at the date of acquisition and the results of operations for Innovative have been included in the financial statements for the periods subsequent to acquisition. The Company allocated the fair values of the assets acquired between acquired in-process research and development, developed technology and purchase price in excess of identifiable assets. The results of the allocation of values between the assets are as follows:

         Assets                                                               Fair Market Value
         ------                                                               -----------------
                                                                               (in thousands)
Acquired In-Process Research and Development                                      $ 18,907
Purchase price in excess of identifiable assets                                     67,032
                                                                                  --------
Total                                                                             $ 85,939
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

         The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the R&D project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. As of the acquisition date Innovative had initiated development efforts related to the next-generation SPAN-FM product line. This new product suite was designed with a more flexible software architecture allowing for advanced features and functionality.

         With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Innovative prior to the close of the acquisition. Following is the estimated completion percentage, estimated technology life and projected introduction date:

                                                  Percent           Technology            Introduction
In-Process Technology                            Completed             Life                  Dates
---------------------                            ---------             ----                  -----
Next-generation Innovative Technology               32%              5 years                1Q/2000

         The technology development projects under development at the time of the acquisition included the design of a new SPAN-FM product including most of the 14 add-on modules. These projects required the majority of the existing software code to be re-written in a more advanced, object-oriented software language in order to achieve the desired attributes, including robust and flexible architecture, rich user interface, extended asset management functions, user-configurable workflow engine, user-defined wizards, and enhanced scalability.

         On September 23, 1998, the Company completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"). The Company issued 392,080 shares of Company Common Stock in exchange for these assets valued at a total purchase price, including merger costs, of $15.6 million. The transaction was accounted for as an asset purchase and, accordingly the assets, including acquired in-process research and development, were recorded based on their fair value at the date of acquisition and the results of operations for ISS have been included in the financial statements for the period subsequent to the acquisition. The Company allocated the fair values of the assets acquired between acquired in-process research and development, developed technology and purchase price in excess of identifiable assets. The results of the allocation of values between the assets are as follows:

         Assets                                                               Fair Market Value
         ------                                                               -----------------
                                                                                (in thousands)
Acquired In-Process Research and Development                                       $ 2,959
Purchase price in excess of identifiable assets                                     12,614
                                                                                  --------
Total                                                                             $ 15,573
                                                                                  --------
                                                                                  --------

The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop such technology into commercially viable products, estimating the resulting net cash flows from the products and discounting the net cash flows to their present value.

         As of the acquisition date, ISS had initiated research and development efforts related to the product technologies that will reside in the advancement of its remote management products. This new product line is designed to deliver a state-of-the-art remote management solution.

         With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of ISS prior to the close of the acquisition. Following is the estimated completion percentage, estimated technology life and projected introduction date:

                                                  Percent           Technology            Introduction
In-Process Technology                            Completed             Life                  Dates
---------------------                            ---------             ----                  -----
Next-generation Innovative Technology               28%              5 years                1Q/1999

         The acquired research and development at the time of the acquisition included the development of a web manager based on java technology, enhancements related to network architecture to gain increased compression and performance, client gateway improvements, and a redesigned user interface. This will entail reconstructing certain aspects of the existing software architecture to achieve complete backward compatibility, as well as developing new technology for adding the desired functionality.

         The Company believed that the foregoing assumptions used in Innovative's and ISS's acquired in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the acquired technologies. However, the Company believes that expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are approximately consistent with the Company's previous estimates.

         The Company has completed many of the original research and development projects in accordance with the plans outlined above. The Company continues to work toward the completion of other projects. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for the Company's products. The risks associated with these efforts are still considered high and no assurance can be made that Innovative's and ISS's upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect the Company's revenues and earnings in future quarters.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                          THREE MONTHS ENDED SEPT. 30,        SIX MONTHS ENDED SEPT. 30,
                                                          ----------------------------        --------------------------
                                                            1997              1998              1997             1998
                                                          ---------         ---------         ---------        ---------
STATEMENT OF OPERATIONS DATA:
  Revenues:
      Licenses                                                57.7%             58.6%             57.6%            60.8%
      Maintenance and services...................             42.3              41.4              42.4             39.2
                                                           -------           -------           -------          -------
        Total revenues...........................            100.0             100.0             100.0            100.0
                                                           -------           -------           -------          -------
  Costs and expenses:
      Cost of licenses...........................              0.6               0.2               0.6              0.2
      Cost of maintenance and services...........             17.1              23.4              16.7             22.2
      Sales and marketing........................             37.7              35.8              38.4             36.5
      Research and development...................             13.6              10.8              14.2             10.9
      General and administrative.................              9.6               7.9              10.0              8.0
      Amortization of purchased intangible assets              -                16.7               -               12.7
      Acquired research and development costs....             57.0              73.7              29.9             42.5
                                                           -------           -------           -------           ------
        Total costs and expenses.................            135.6             168.5             109.8            133.0
                                                           -------           -------           -------          -------
   Operating income..............................            (35.6)            (68.5)             (9.8)           (33.0)
   Interest income and other.....................              1.8               0.7               1.7              0.9
                                                           -------           -------           -------          -------
   Income (loss) before income taxes.............            (33.8)            (67.8)             (8.1)           (32.1)
   Income tax expense............................              8.6               7.5               8.1              7.7
                                                           -------           -------           -------          -------
   Net income ..................................          (   42.4)%        (   75.3)%        (   16.2)%       (   39.8)%
                                                           -------           -------           -------          -------
                                                           -------           -------           -------          -------

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

         SALES AND MARKETING. Sales and marketing expenses were $10.6 million and $4.6 million in the second quarter of fiscal 1999 and 1998, respectively, representing 36% and 38% of total revenues in the respective periods and $18.8 million and $8.9 million for the six months ended September 30, 1998 and 1997, respectively, representing 37% and 38% of total revenues in such periods. The dollar increases in sales and marketing expenses are attributable to the significant expansion of both the North American and international sales forces, increase in marketing personnel, the full quarter's effect of ASSETCENTER activity, the effect of moderate operating expense increases, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998. Sales and marketing have decreased as a percentage of total revenues for the respective periods as a result of revenues increasing at a faster rate. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.3 million and $1.2 million in the second quarter of fiscal 1999 and 1998, respectively, representing 8% and 10% of total revenues in the respective periods, and $4.1 million and $2.3 million for the six months ended September 30, 1998 and 1997, respectively, representing 8% and 10% of total revenues in such periods. The dollar increases from fiscal 1998 to 1999 are attributable primarily to costs associated with administrative personnel additions to support the Company's growth, management restructuring, the full quarter's effect of ASSETCENTER activity, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998 while the decreases as a percentage of total revenues reflect the fact that revenues grew at a faster rate than general and administrative expenses.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets amounted to $4.9 million, or 17% of total revenues, in the second fiscal quarter of 1999, compared to zero in the second fiscal quarter of 1998. Amortization of intangible assets amounted to $6.5 million, or 13% of total revenues, in the six months ended September 30, 1998 compared to zero in the six months ended September 30, 1997. The increases from fiscal 1998 to fiscal 1999 are due to the full period amortization of intangible assets associated with the Apsylog Acquisition and the partial period amortization of intangible assets associated with the Innovative and ISS acquisitions during the September 1998 quarter.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development costs of $18.9 and $3.0 million were incurred in the second quarter of fiscal 1999 in connection with the Innovative and ISS acquisitions, respectively. Acquired in-process research and development costs of $7.0 million and no amortization costs were incurred in the second quarter of fiscal 1998 in connection with the Apsylog Acquisition.

         INCOME TAX EXPENSE. Income tax expense for the second fiscal quarter of 1999 amounted to $2.2 million compared with $1.0 million in the comparable quarter of fiscal 1998. This increase results from the $3.5 million dollar increase in operating profits, before taxes and recognition of the acquired research and development and amortization of intangibles costs in the respective periods. Excluding the effect of expensing the acquired in-process research and development and amortization of intangibles costs, the effective tax rate for the second quarter of fiscal 1998 and for the six months ended September 30, 1998 was 33%.

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

         HISTORY OF OPERATING LOSSES. We have recorded cumulative net losses of approximately $36.9 million through September 30, 1998. This amount includes approximately $7.0 million related to the write-off of acquired in-process research and development in connection with our acquisition of United Software, Inc. including its Apsylog S.A. subsidiary ("Apsylog") which was completed in September 1997, $18.9 million related to the write-off of acquired in-process research and development in connection with our July 1998 acquisition of Innovative Tech Systems, Inc. ("Innovative"), and $3.0 million related to the write-off of acquired in-process research and development in connection with our September 1998 acquisition of certain remote control technology from International Software Solutions ("ISS"). Our main product lines have changed substantially in recent years. For example, our SERVICECENTER product only began shipping in mid-1995 and our ASSETCENTER product only began shipping in mid-1996. As a result, prediction of our future operating results is difficult, if not impossible. Although our operating results were positive during the years ended March 31, 1997 and 1998 (excluding the impact of the $7.0 million charge related to acquired in-process research and development in connection with our acquisition of Apsylog), we may not remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in our revenues that we have experienced in recent years is indicative of future revenue growth or future operating results.

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

4. Ratification of Arthur Andersen LLP as independent accountants for the Company for the year ending March 31, 1999.

                  VOTES FOR                 VOTES AGAINST                    ABSTENTIONS
                  ---------                 -------------                    -----------
                  16,749,120                     2,600                          17,044

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

       EXHIBITS     EXHIBIT TITLE
       --------     ------------------------------------------
         27.1       Financial Data Schedule

b) Reports on Form 8-K:

         The Company filed a current report on Form 8-K on July 31, 1998, in connection with its acquisition of Innovative Tech Systems, Inc. The Company filed a current report on Form 8-K on September 23, 1998 in connection with its acquisition of certain technology and other assets and liabilities of International Software Solutions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 21st day of April, 1999.

                                              PEREGRINE SYSTEMS, INC.


                                By             /s/ David A. Farley
                                  ----------------------------------------------
                                                 David A. Farley
                                        Senior Vice President, Finance and
                                      Administration Chief Financial Officer
                                           (Principal Financial Officer)







                                By            /s/ Matthew C. Gless
                                  ----------------------------------------------
                                                Matthew C. Gless
                                         Vice President, Finance and Chief
                                               Accounting Officer