Form 10-Q/A
period 1998-12-31
PEREGRINE SYSTEMS INC
filed 1999-04-23
CIK 1031107

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

                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                     PAGE NO.
-------                       ---------------------                     --------
  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of December 31,
            1998 (unaudited) and March 31, 1998............................    3

           Condensed Consolidated Statements of Operations for the
            Three Months Ended December 31, 1998 and 1997 (unaudited)......    4

           Condensed Consolidated Statements of Operations for the
            Nine Months Ended December 31, 1998 and 1997 (unaudited).......    4

           Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended December 31, 1998 and 1997 (unaudited).......    5

           Notes to Condensed Consolidated Financial Statements
            (unaudited)....................................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   11

PART II.                        OTHER INFORMATION
                                -----------------

  Item 2.  Changes in Securities...........................................   24

  Item 4.  Submission of Matters to a Vote of Security Holders.............   24

  Item 6.  Exhibits and Reports on Form 8-K................................   24

Signatures.................................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXPECT PER SHARE AMOUNTS)

                                                                                          RESTATED - SEE NOTE 1
                                                                                          ---------------------
                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         1998              1998
                                                                                   ----------------    ------------
                                                                                       (AUDITED)        (UNAUDITED)
                                                      ASSETS
Current Assets:
   Cash and cash equivalents..................................................            $14,950          $ 15,209
   Short-term investments.....................................................              7,027             5,000
   Accounts receivable, net of allowance for doubtful accounts of $485 and
      $1,145, respectively....................................................             16,761            33,545
   Deferred tax assets........................................................              7,297             7,297
   Other current assets.......................................................              2,905             8,358
                                                                                          -------          --------
        Total current assets..................................................             48,940            69,409
Property and equipment, net...................................................              5,455            11,039
Intangible assets and other, net..............................................             29,173            97,157
                                                                                          -------          --------
                                                                                          $83,568          $177,605
                                                                                          -------          --------
                                                                                          -------          --------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...........................................................            $ 2,337          $  6,010
   Accrued expenses and other.................................................             11,103            22,161
   Deferred revenue...........................................................             11,570            14,159
   Current portion of long-term debt..........................................                151                35
                                                                                          -------          --------
        Total current liabilities.............................................             25,161            42,365
Long-term debt, net of current portion........................................                966               716
Deferred revenue, net of current portion......................................              1,802             2,045
                                                                                          -------          --------
        Total liabilities.....................................................             27,929            45,126
                                                                                          -------          --------

  Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000 shares authorized, no shares
      issued or outstanding...................................................                  -                 -
   Common stock, $0.001 par value, 50,000 and 200,000 shares authorized, respectively, and 18,790 and 23,535 issued and outstanding,
      respectively............................................................                 19                24
   Additional paid-in capital.................................................             74,351           172,069
Accumulated deficit...........................................................            (16,423)          (36,280)
Unearned portion of deferred compensation.....................................             (1,493)           (1,153)
Cumulative translation adjustment.............................................               (553)             (456)
    Treasury stock, at cost...................................................               (262)           (1,725)
                                                                                          -------          --------
        Total stockholders' equity............................................             55,639           132,479
                                                                                          -------          --------
                                                                                          $83,568          $177,605
                                                                                          -------          --------
                                                                                          -------          --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  RESTATED - SEE NOTE 1
                                                                                  ---------------------
                                                                THREE MONTHS ENDED DEC. 31,    NINE MONTHS ENDED DEC. 31,
                                                                ---------------------------    --------------------------
                                                                    1997           1998           1997           1998
                                                                  --------       --------       --------       --------
Revenues:
   Licenses...............................................         $12,374        $26,064       $25,741        $ 57,321
   Services ..............................................           6,135         14,485        15,986          34,632
                                                                   -------        -------       -------        --------
      Total revenues......................................          18,509         40,549        41,727          91,953
                                                                   -------        -------       -------        --------
Costs and Expenses:
   Cost of licenses.......................................              98            306           226             429
   Cost of services.......................................           2,839          9,486         6,715          20,893
   Sales and marketing....................................           6,797         15,144        15,722          33,900
   Research and development...............................           2,467          3,723         5,770           9,322
   General and administrative.............................           1,908          2,825         4,220           6,946
   Amortization of intangible assets......................           1,584          5,567         1,584          12,087
   Acquired in-process research and development costs.....              -              -          6,955          21,866
                                                                   -------        -------       -------        --------
      Total costs and expenses............................          15,693         37,051        41,192         105,443
                                                                   -------        -------       -------        --------

Operating income (loss)...................................           2,816          3,498           535         (13,490)
Interest income and other.................................             204            100           608             553
                                                                   -------        -------       -------        --------
Income (loss) from operations before income taxes.........           3,020          3,598         1,143         (12,937)
Income tax expense........................................           1,632          2,969         3,512           6,920
                                                                   -------        -------       -------        --------
Net income (loss).........................................         $ 1,388        $   629       $(2,369)       $(19,857)
                                                                   -------        -------       -------        --------
                                                                   -------        -------       -------        --------

Net income (loss) per share - basic:
    Net income (loss) per share...........................         $  0.08        $  0.03       $ (0.15)       $  (0.93)
                                                                   -------        -------       -------        --------
                                                                   -------        -------       -------        --------
    Weighted average common shares outstanding............          18,039         23,299        15,510          21,359
                                                                   -------        -------       -------        --------
                                                                   -------        -------       -------        --------

Net income (loss) per share - diluted:
    Net income (loss) per share...........................         $  0.07        $  0.03       $ (0.15)       $  (0.93)
                                                                   -------        -------       -------        --------
                                                                   -------        -------       -------        --------
    Weighted average common shares outstanding............          20,110         25,038        15,510          21,359
                                                                   -------        -------       -------        --------
                                                                   -------        -------       -------        --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   RESTATED - SEE NOTE 1
                                                                                                   ---------------------
                                                                                                     NINE MONTHS ENDED
                                                                                                        DECEMBER 31,
                                                                                                        ------------
                                                                                                   1997               1998
                                                                                               -----------        -----------
Cash flow from operating activities:
   Net loss.....................................................................                $ (2,369)          $(19,857)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization................................................                   2,985             14,691
   Charge for acquired research and development.................................                   6,955             21,866
Increase (decrease) in cash resulting from changes in:
        Accounts receivable.....................................................                  (7,728)           (14,165)
        Financed receivables....................................................                     214                 -
        Deferred tax asset......................................................                   1,752                 -
        Other current assets....................................................                    (320)            (5,201)
        Other assets............................................................                     468               (116)
        Accounts payable........................................................                     705              2,307
        Accrued expenses........................................................                   1,228             (3,327)
        Deferred revenue........................................................                    (366)              (128)
                                                                                                --------           --------
                                                                                                   3,524             (3,930)
                                                                                                --------           --------
           Net cash used by discontinued business                                                   (170)                -
                                                                                                --------           --------

           Net cash provided by (used in) operating activities..................                   3,354             (3,930)
                                                                                                --------           --------
Cash flows from investing activities:
   Purchases of property and equipment..........................................                  (1,291)            (6,758)
   Purchases of short-term investments..........................................                      -             (38,000)
   Maturities of short-term investments.........................................                      -              40,027
   Cash acquired in acquisition.................................................                     582                 46
                                                                                                --------           --------
             Net cash used in investing activities..............................                    (709)            (4,685)
                                                                                                --------           --------
Cash flows from financing activities:
   Repayment on bank line of credit, net........................................                  (3,387)                -
   Repayments of long-term debt.................................................                  (2,336)            (1,063)
   Issuance of common stock.....................................................                  19,060             11,303
   Treasury stock purchased.....................................................                    (262)            (1,463)
   Principal payments under capital lease obligation............................                    (374)                -
                                                                                                --------           --------
          Net cash provided by financing activities.............................                  12,701              8,777
                                                                                                --------           --------
Effect of exchange rate changes on cash.........................................                    (148)                97
                                                                                                --------           --------
Net increase in cash............................................................                  15,198                259
Cash and cash equivalents, beginning of period..................................                     305             14,950
                                                                                                --------           --------
Cash and cash equivalents, end of period........................................                $ 15,503           $ 15,209
                                                                                                --------           --------
                                                                                                --------           --------

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest..................................................................                $     34           $     22
      Income taxes..............................................................                $    567           $     64
Supplemental disclosure of noncash investing and financing activities:
      Stock issued and other noncash consideration for
         acquisitions...........................................................                $ 38,617           $ 86,421

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 31, 1998, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 1998 and 1997 have been restated to reflect a change in the original accounting or the purchase price allocation related to the July 1998 acquisition of Innovative Tech Systems, Inc., the September 1998 acquisition of certain technology and other assets and liabilities of International Software Solutions, and the September 1997 acquisition of United Software, Inc. The statements have been prepared by Peregrine Systems, Inc. (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A filed for the year ended March 31, 1998, which provides further information regarding the Company's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The following table provides the effect of previously reported condensed consolidated statements of operations for the three and nine month periods ended December 31, 1998.

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
STATEMENT OF OPERATIONS                                    DECEMBER 31, 1998                      DECEMBER 31, 1998
-----------------------                                    -----------------                      -----------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)
                                                     DECEMBER 31,    DECEMBER 31,          DECEMBER 31,     DECEMBER 31,
                                                         1998            1998                  1998             1998
                                                    --------------  --------------        --------------  ---------------
                                                     (As reported)    (Restated)           (As reported)     (Restated)
Total revenues                                          $ 40,549       $ 40,549              $ 91,953          $ 91,953
Costs and expenses                                        31,484         31,484                71,490            71,490
                                                        --------       --------              --------          --------
Income from operations excluding acquired in-
  process research and development costs and
  amortization of purchased intangible assets              9,065          9,065                20,463            20,463
Amortization of purchased intangible assets                  681          5,567                 1,217            12,087
                                                        --------       --------              --------          --------
Income from operations excluding acquired
  in-process research and development costs                8,384          3,498                19,246             8,376
Acquired in-process research and development costs           -              -                  91,765            21,866
                                                        --------       --------              --------          --------
Income (loss) from operations                              8,384          3,498               (72,519)          (13,490)
Other income, net                                            100            100                   553               553
Income tax expense                                         2,969          2,969                 6,920             6,920
                                                        --------       --------              --------          --------
Net income (loss)                                       $  5,515       $    629              $(78,886)         $(19,857)
                                                        --------       --------              --------          --------
                                                        --------       --------              --------          --------

Basic net income (loss) per share                       $   0.24       $   0.03              $  (3.69)         $  (0.93)
Diluted net income (loss) per share                     $   0.22       $   0.03              $  (3.69)         $  (0.93)

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

                                                        THREE MONTHS ENDED DEC. 31             NINE MONTHS ENDED DEC. 31
                                                        --------------------------             -------------------------
                                                          1997              1998                 1997             1998
                                                         ------            ------               ------           ------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME (LOSS) PER SHARE - BASIC:
  Net income (loss)...............................     $    1,388        $      629            $( 2,369)        $(19,857)
  Weighted average common shares outstanding......         18,039            23,299              15,510           21,359
                                                       ----------        ----------            --------         --------
Basic net income (loss) per share.................     $     0.08        $     0.03            $  (0.15)        $  (0.93)
                                                       ----------        ----------            --------         --------
                                                       ----------        ----------            --------         --------

NET INCOME (LOSS) PER SHARE - DILUTED:
  Net income (loss)...............................     $    1,388        $      629            $( 2,369)        $(19,857)
                                                       ----------        ----------            --------         --------
                                                       ----------        ----------            --------         --------
  Weighted average common shares outstanding......         18,039            23,299              15,510           21,359
  Common stock options outstanding
    (unless anti-dilutive)........................          2,071             1,739                 -                -
                                                       ----------        ----------            --------         --------
Total weighted average common shares and
  equivalents.....................................         20,110            25,038              15,510           21,359
                                                       ----------        ----------            --------         --------
Diluted net income (loss) per share...............     $     0.07        $     0.03            $  (0.15)        $  (0.93)
                                                       ----------        ----------            --------         --------
                                                       ----------        ----------            --------         --------

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

         The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the R&D project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. As of the acquisition date Innovative had initiated development efforts related to the next-generation SPANoFM product line. This new product suite was designed with a more flexible software architecture allowing for advanced features and functionality.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                                  THREE MONTHS ENDED DEC. 31,       NINE MONTHS ENDED DEC. 31,
                                                                  ---------------------------       --------------------------
                                                                      1997           1998               1997          1998
                                                                      ----           ----               ----          ----
STATEMENT OF OPERATIONS DATA:
  Revenues:
      Licenses ...........................................            66.9%          64.3%              61.7%         62.3%
      Services ...........................................            33.1           35.7               38.3          37.7
                                                                     -----          -----              -----         -----
        Total revenues....................................           100.0          100.0              100.0         100.0
  Costs and expenses:
      Cost of licenses....................................             0.5            0.8                0.5           0.5
      Cost of services....................................            15.3           23.4               16.1          22.7
      Sales and marketing.................................            36.7           37.3               37.7          36.9
      Research and development............................            13.4            9.2               13.8          10.1
         General and administrative.......................            10.3            7.0               10.1           7.6
      Amortization of intangible assets...................             8.6           13.7                3.8          13.1
      Acquired in-process research and development costs..             -              -                 16.7          23.8
                                                                     -----          -----              -----         -----
        Total costs and expenses..........................            84.8           91.4               98.7         114.7
                                                                     -----          -----              -----         -----
   Operating income (loss)................................            15.2            8.6                1.3         (14.7)
   Interest income and other..............................             1.1            0.2                1.4           0.6
                                                                     -----          -----              -----         -----
   Income (loss) before income taxes......................            16.3            8.8                2.7          14.1
   Income tax expense.....................................             8.8            7.3                8.4           7.5
                                                                     -----          -----              -----         -----
   Net income (loss)......................................             7.5%           1.5%             ( 5.7)%       (21.6)%
                                                                     -----          -----              -----         -----
                                                                     -----          -----              -----         -----

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.8 million and $1.9 million in the third quarter of fiscal 1999 and 1998, respectively, representing 7% and 10% of total revenues in the respective periods, and $6.9 million and $4.2 million for the nine months ended December 31, 1998 and 1997, respectively, representing 8% and 10% of total revenues in such periods. The dollar increases from fiscal 1998 to 1999 are attributable primarily to costs associated with administrative personnel additions to support the Company's growth, management restructuring, and the effects of combining Innovative's operations since the Innovative acquisition in July 1998 while the decreases as a percentage of total revenues reflect the fact that revenues grew at a faster rate than general and administrative expenses.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets amounted to $5.6 million, or 14% of total revenues, in the third fiscal quarter of 1999, compared to $1.6 million, or 9% of total revenues, in the third fiscal quarter of 1998. Amortization of intangible assets amounted to $12.1 million, or 13% of total revenues, in the nine months ended December 31, 1998 compared to $1.6 million, or 4% of total revenues, in the nine months ended December 31, 1997. The increases from fiscal 1998 to fiscal 1999 are due to the full period amortization of intangible assets associated with the Apsylog Acquisition and the partial period amortization of intangible assets associated with the Innovative and ISS acquisitions during the September 1998 quarter.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs, for the nine months ended December 31, 1998, reflect $18.9 million and $3.0 million incurred in the September 1998 quarter in connection with the Innovative and ISS acquisitions, respectively. Acquired in-process research and development costs, for the nine months ended December 31, 1997, reflect $7.0 million incurred in the September 1997 quarter in connection with the Apsylog Acquisition.

         INCOME TAX EXPENSE. Income tax expense for the third fiscal quarter of 1999 amounted to $3.0 million compared with $1.6 million in the comparable quarter of fiscal 1998 and $6.9 million and $3.5 million for the nine months ended December 31, 1998 and 1997, respectively. This increase results from the $4.2 million dollar increase in operating profits, before taxes in the respective periods. Excluding the effect of expensing the acquired in-process research and development and amortization of intangible assets costs, the effective tax rate for the three and nine month periods ended December 31, 1998 was 32% and 33%, respectively.

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

         ACQUISITION ACCOUNTING. In August 1997 the Company acquired Apsylog S.A., a French corporation based in Paris, France, through the acquisition of all the outstanding shares of United Software, Inc., a Delaware corporation and the parent corporation of Apsylog, in a stock-for-stock transaction accounted for by the purchase method of accounting (the "Apsylog Acquisition"). In connection with the Apsylog Acquisition the Company recorded a one-time charge for acquired in-process research and development costs of $7.0 million. In July 1998, the Company acquired Innovative Tech Systems, Inc. (the "Innovative Acquisition") in a stock-for-stock transaction accounted for by the purchase method of accounting. In connection with the Innovative Acquisition the Company incurred a one-time charge for acquired in-process research and development costs of $18.9 million. In September 1998 the Company completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (the "ISS Acquisition"). The Company issued stock to the sellers in exchange for certain assets and liabilities. In connection with the ISS Acquisition, the Company incurred a one-time charge for in-process research and development costs of $3.0 million. In each instance the Company's charges for in-process research and development costs were made based on valuations provided by an independent appraiser and the Company believes its charges were in accordance with established industry practice at the time.

         HISTORY OF OPERATING LOSSES. We have recorded cumulative net losses of approximately $36.3 million through December 31, 1998. This amount includes approximately $7.0 million related to the write-off of acquired in-process research and development in connection with our acquisition of United Software, Inc. including its Apsylog S.A. subsidiary ("Apsylog") which was completed in September 1997, $18.9 million related to the write-off of acquired in-process research and development in connection with our July 1998 acquisition of Innovative Tech Systems, Inc. ("Innovative"), and $3.0 million related to the write-off of acquired in-process research and development in connection with our September 1998 acquisition of certain remote control technology from International Software Solutions ("ISS"). Our main product lines have changed substantially in recent years. For example, our SERVICECENTER product only began shipping in mid-1995 and our ASSETCENTER product only began shipping in mid-1996. As a result, prediction of our future operating results is difficult, if not impossible. Although our operating results were positive during the years ended March 31, 1997 and 1998 (excluding the impact of the $7.0 million charge related to acquired in-process research and development in connection with our acquisition of Apsylog), we may not remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in our revenues that we have experienced in recent years is indicative of future revenue growth or future operating results.

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

                                            PEREGRINE SYSTEMS, INC.



                                   By           /s/ David A. Farley
                                     -------------------------------------------
                                                   David A. Farley
                                         Senior Vice President, Finance and
                                       Administration Chief Financial Officer
                                             (Principal Financial Officer)







                                   By           /s/ Matthew C. Gless
                                     -------------------------------------------
                                                  Matthew C. Gless
                                          Vice President, Finance and Chief
                                                 Accounting Officer