Form 10-K
period 1999-03-31
PEREGRINE SYSTEMS INC
filed 1999-06-29
CIK 1031107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

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

                                 (858) 481-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on May 28, 1999, as reported on the Nasdaq National Market, was approximately $1,131,650,877. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 28, 1999, the Registrant had 49,336,278 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 1999 Annual Meeting of Stockholders.

                            PEREGRINE SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                 TABLE OF CONTENTS

PART I    ................................................................................................     3

     Item  1.      Business ..............................................................................     3
     Item  2.      Properties.............................................................................    12
     Item  3.      Legal Proceedings......................................................................    12
     Item  4.      Submission of Matters to a Vote of Security Holders....................................    13

PART II      .............................................................................................    15

     Item  5.      Market for the Registrant's Common Equity and Related Stockholder Matters..............    15
     Item  6.      Selected Consolidated Financial Data...................................................    16

     Item  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..    17
     Item  7A.     Quantitative and Qualitative Disclosures about  Market Risk............................    29
     Item  8.      Financial Statements and Supplementary Data............................................    29
     Item  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    29

PART III     .............................................................................................    30

     Item 10.      Directors and Executive Officers of the Registrant.....................................    30
     Item 11.      Executive Compensation.................................................................    30
     Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................    30
     Item 13.      Certain Relationships and Related Transactions.........................................    30

PART IV      .............................................................................................    31

     Item 14.      Exhibits, Financial Statements Schedules, and Reports on Form 8-K......................    31

Signatures   .............................................................................................    34

                                     PART I

ITEM 1.  BUSINESS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING OUR FUTURE OPERATIONS, FINANCIAL CONDITION AND PROSPECTS, AND OUR BUSINESS STRATEGIES. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE" AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS IN OUR COMMON STOCK ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR FUTURE BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR CURRENTLY ANTICIPATED RESULTS. INVESTORS SHOULD CAREFULLY REVIEW THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY EFFECT FUTURE RESULTS" IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

         Peregrine Systems, Inc. refers to itself as "The Infrastructure Management Company." We offer business organizations an integrated suite of packaged infrastructure management application software. These software applications are designed to manage the fiscal and physical aspects of organizational infrastructure from the moment infrastructure enters an organization until the moment it is taken out of service.

         We were incorporated in California in 1981 and reincorporated in Delaware in 1994. Unless the context requires otherwise, references in this report to "Peregrine," "we," "PSI", "us," or "our" refer to Peregrine Systems, Inc., a Delaware corporation, its predecessor, Peregrine Systems, Inc., a California corporation, and its subsidiaries. Our principal executive offices are located at 12670 High Bluff Drive, San Diego, California 92130. Our telephone number is (858) 481-5000.

INDUSTRY AND CORPORATE BACKGROUND

         Historically, automated management of organizational infrastructure was not a priority for many companies. Rather, organizations tended to focus their information technology (IT) spending on automating external business functions that involve interaction with customers, suppliers, distributors, and other third parties. These applications included building communications networks for voice and data and implementing software solutions for Enterprise Resource Planning (ERP), Customer Supply Chain Management (CSCM), and Customer Relationship Management (CRM). Organizations have become increasingly dependent on these networks, systems, and applications to provide core products and services, and we believe they are now critical components of organizations' operating infrastructures.

         Organizational infrastructures have also become larger and more complex. For example, modern businesses now depend on an array of systems and applications to provide electronic mail and Internet and Intranet services, to manage documents, and to support mission critical ERP, CSCM, and CRM applications. In addition, the various components of infrastructure, including desktop computers, networks, and telephony assets, are increasingly linked. In turn, these internal networks and systems depend on a physical infrastructure comprised of cable and wiring in walls, floors, and ceilings that are ultimately part of the buildings and campuses that comprise the larger organizational infrastructure.

          We believe that the operational effectiveness of an organization ultimately depends on the efficient management of these infrastructure assets. Threats to infrastructure pose substantial business risks, and issues raised in connection with Year 2000 remediation, European currency conversion, major facilities relocations, and changes in network operating environments have resulted in increased awareness by IT managers and senior executives of infrastructure dependency. Accordingly, we believe that opportunities exist for providers of an integrated suite of infrastructure management software that can assist organizations to deploy, maintain, and operate infrastructure assets efficiently throughout their life cycle -- from the time an organization starts to contemplate purchase or lease of a new asset to the moment the asset is removed from service and sold or disposed. Major phases in the lifecycle are: procurement or lease, installation, data collection, taking a service request, upgrade, move, problem management, problem resolution, change management of system-wide changes, dispatch of work as a result of a request, problem, or change; performance tracking, correlation of performance to service level agreements, contract management, removal from service, and finally, disposition or re-use.

         Until recently, our products focused principally on problem management for an organization's IT infrastructure. Our principal product suite, SERVICECENTER, is an integrated, enterprise service desk solution that focused historically on network management. Recently, SERVICECENTER has been extended to address the lifecycle of IT infrastructure assets. Since 1997, we have also made several acquisitions intended to create a complete infrastructure management software solution. In September 1997, we acquired ASSETCENTER through the acquisition of Apsylog S.A., a French corporation, and United Software, Inc., its parent company. ASSETCENTER extended our infrastructure management product line by offering customers the ability to manage the fiscal aspects of infrastructure through automated lease management, procurement management, asset management, and cost management applications. In July 1998, we acquired Innovative Tech Systems, Inc., a leading provider of facilities management software. Innovative's SPAN-FM product line offered the ability to manage real estate, space planning, stacking, data collection, and other facilities management activities, as well as the ability to integrate facilities data to underlying computer aided design (CAD) drawings using third party CAD software. In September 1998, we acquired a remote management technology from International Software Solutions
(ISS). ISS's remote management software manages a variety of graphical user interface technologies over a network and assists network support personnel to diagnose and remedy a user's problems remotely, without the need to provide on-site support.

         In March, 1999, we acquired Prototype, Inc., a leading provider of fleet and transportation management applications in North America. As a result of that acquisition, FLEETANYWHERE and E.FLEET are the primary product families now offered to large organizations to assist in the management of the fiscal and physical optimization of their transportation assets: fleets of cars, trucks, planes, and specialized vehicles.

         We believe that our future growth and profitability will depend on a number of factors, including, among others, factors relating to the quality of our products and to our ability to penetrate new markets and further penetrate existing markets. In that regard, our strategy is focused on maintaining and enhancing our technological position and the functionality of our products; developing an integrated product line of software applications to manage all aspects of the enterprise infrastructure; creating organizational awareness of the benefits to be obtained from an integrated approach to enterprise infrastructure management; expanding our sales and service operations and capability both directly and through our alliance partners; expanding international sales; leveraging a product authorship model that rewards product developers based on sales of products developed by them; expanding our distribution channels through relationships with third party distributors, system integrators, and original equipment manufacturers; and supporting the efforts of other companies to integrate their applications and technologies our product offerings.

PRODUCTS

         We currently offer over twenty Infrastructure Management software products:

-     SERVICECENTER

         SERVICECENTER is a set of applications intended to maintain the effectiveness and functionality of IT infrastructure by keeping it working. SERVICECENTER applications include problem management, problem resolution, change management, service level agreement management, request management, service management, remote management, work management, SERVICECENTER INSIGHT, an OLAP data mining tool, REPORTCENTER, and SERVICECENTER/2000, a specific version of SERVICECENTER tailored for Year 2000 crisis management and contingency planning. SERVICECENTER also offers a number of gateway products to the software tools and applications of other vendors. These gateway products include interfaces to system and network management products such as HP Openview, CA Unicenter, and Tivoli TME10. In addition, gateways to Enterprise Resource Planning applications are supported to products such as SAP R3, Peoplesoft, and Oracle. Gateways are licensed individually, providing an additional product revenue source.

PRIMARY SERVICECENTER APPLICATIONS

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

CONTRACT MANAGEMENT. Contract Management provides enterprise IS organizations with the tools they need to track all costs associated with infrastructure problems or change. Tracking asset, labor, and outage costs in one central repository provides management with real-time information on asset ROI and the costs of supporting specific problems.

INVENTORY CONFIGURATION MANAGEMENT. The inventory configuration management application provides the service desk with a central repository of information about an organization's IT environment, including inventories of networked devices and applications as well as information concerning end-users. Easy access to inventory information permits the service desk to respond to end-user problems, to plan changes and services, and to create accurate reports about the network's status and environmental trends.

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

SERVICE LEVEL AGREEMENT MANAGEMENT. Service Level Agreements (SLA) are used by companies to relate the availability and performance of infrastructure to the business mission performed by the infrastructure. Service Level Agreement Management is designed to simplify the task of managing SLA by providing an automated, real-time view of SLA performance. It provides a single, centralized repository of SLA information and automated data feeds related to infrastructure health. It can also help prioritize problem resolution to ensure that SLA metrics are achieved. If a threshold of performance is being approached which would threaten the SLA, a problem ticket can be automatically opened and managed.

SERVICECENTER INSIGHT. ServiceCenter Insight is a data mining tool which facilities the ability of the customer to ask a number of ad hoc questions relative to the information in the Infrastructure Repositories. From broad questions such as "what do we own", "how well is it working," to detailed questions such as "what is the Year 2000 compliance status of my PCs?" Based on the Cognos OLAP engine, which we sell under license, ServiceCenter Insight, provides a powerful query and reporting capability for the Infrastructure manager.

SERVICE MANAGEMENT. Service Management provides businesses with a comprehensive call management tool. The service desk operator uses Service Management to assess an incoming call and determine whether it is an information request, a call requiring problem management, a request for action to assist an individual or a requirement for a change which would impact multiple elements of the infrastructure.

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

-     ASSETCENTER

         ASSETCENTER is a set of applications intended to manage the portfolio of IT infrastructure investments by managing related financial information. ASSETCENTER applications include asset management, procurement management, leasing management, and cost management. In the European market, ASSETCENTER also includes a network help desk application. Like SERVICECENTER, ASSETCENTER also supports gateways to ERP and desktop inventory discovery tools. The gateways are licensed as add-ons to the base applications.

MAJOR ASSETCENTER APPLICATIONS

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


-     SPAN-FM

         SPAN-FM is a set of applications and multiple gateways that are designed to manage non-IT assets related to physical plant and facilities. SPAN-FM includes Space Planning, Facilities Management, Work Order Management, Stacking, Maintenance Management, Facilities Help Desk, Cable Plant Management, CAD integrator, Data Collection, and Real Estate Lease Management. Like SERVICECENTER and ASSETCENTER, SPAN-FM also supports gateways to external products.

The SPAN-FM product suite offers solutions specifically designed to automate Facilities, Real Estate and Operations, and Maintenance Management.

-    SPAN-FM Solution for Facilities Management

     The SPAN-FM Solution for Facilities Management is the only true computer integrated facility management solution for facilities design, planning and management. SPAN-FM accurately projects occupancy demand and supply scenarios enabling efficient move planning thus substantially reducing the costs of churn. A bi-directional interface to the most popular computer-aided-design products such as Autocad and Microstation allows users to easily view information graphically and to manage facilities from a top down approach. Users can also use the SPAN-FM application to manage project bids, costs and budgets automatically.

-    SPAN-FM Solution for Operations and Maintenance

     The crux of any truly effective plant and facilities maintenance is providing reliable preventive maintenance to avert or minimize the impact of equipment breakdown. SPAN-FM Solution for Operations and Maintenance enables corrective maintenance workflow to be streamlined and managed from a single point. This reduces duplication allowing managers to automatically schedule preventive maintenance, reducing downtime and increasing production. SPAN-FM automatically provides work order cost estimates, work order status and work order scheduling. Purchasing, receiving and shipping functions can also be administered automatically with this leading computerized maintenance management solution.

-    SPAN-FM Solution for Real Estate

     The SPAN-FM Real Estate Management Solution helps real estate professionals optimize the use of available space, reduce overall occupancy costs and implement continuous improvement strategies and policy tactics. The application tracks owned and leased property including space configuration and utilization. Its powerful project management features automatically track work orders, staff and contractors as well as other vendors. SPAN-FM also facilitates benchmarking against the organization's own past performance and accepted industry standards.

-     FLEETANYWHERE

         FLEETANYWHERE is a comprehensive, Internet-enabled, fully integrated, Windows-based fleet management system. It is capable of tracking an unlimited number of equipment units and supporting an unlimited number of workstations from any number of locations. FLEETANYWHERE tracks all functions related to the maintenance of equipment fleets, including processing repair and PM work orders, tracking operating expenses such as for fuel, oil, and licensing, and tracking and billing for equipment usage. Customers receive immediate return on investment related to warranty claims and reduction of obsolete parts inventory. Optional modules offer functionality related to bar coding on the shop floor, online employee labor capture, motor pool reservations tracking, shop scheduling, service level agreement tracking, replacement analysis, tire tracking, and fleet optimization.

         E.FLEET is a variation of FLEETANYWHERE which offers the full application set to fleet managers as an Internet service. If the customer elects this option, we act as the system administrator and operator for the customer. Their users connect to our software over the Internet and receive the benefit of the application without the administrative burden of actually running the server portion of the application. We recognize revenue both at the time of initial sale, as with a standard FLEETANYWHERE sale, and in the form of receiving payments for maintenance, operation, and administration of the application's Internet server.

ADDITIONAL FLEETANYWHERE MODULES

BAR CODE MODULE. The Bar Code Module provides full support for automated data collection in a customer's shop and parts inventory operations. Mechanics and field technicians use this module to capture a log of their daily activities by scanning bar coded work order and task numbers into a standalone hand-held device, then uploading the data at the end of the day into the database. Inventory warehouse operations use this module along with wireless hand-held bar code devices and laser scanners to perform physical inventory counts and issue parts.

LABOR CAPTURE MODULE. The Labor Capture Module provides the capability for mechanics and technicians to log on and off of work order and indirect activities by scanning bar codes with a laser scanner or by keying data into a workstation positioned on the shop floor. Shop managers can view real-time data representing tasks in progress and current assignments of employees to each work order.

MOTOR POOL MODULE. The Motor Pool Module offers the online, real-time ability to book in advance and track reservations for equipment units assigned to an organization's motor pool (e.g. internal car rental operation). The module also allows users to record the dispatch and return of equipment units to the pool and to check the availability of equipment units of any type for any time into the future.

SHOP SCHEDULING MODULE. The Shop Scheduling Module allows users to manage all shop resources including labor (mechanics), work bays, parts, and tools. The module generates an optimized schedule for each shop based on task priorities (based on necessary turnaround time) designated for each equipment unit by the user. Users can generate a schedule as often as they wish to adjust for changes in work load, available resources, priorities, or start dates.

SERVICE LEVEL AGREEMENTS MODULE. The Service Level Agreements Module assesses the level of service a fleet organization is providing to its customers based on the needs of the customer's operation. It tracks available and non-available equipment unit-minutes for each service level agreement requirements period designated by the user.

REPLACEMENT ANALYSIS MODULE. The Replacement Analysis Module identifies, in advance, the optimum replacement point for each individual equipment unit in its life. The module considers the optimum replacement point for an equipment unit to be the time at which the accumulated lifetime cost per meter unit achieves a minimum value based on neural network calculations. The neural network projects future performance for each equipment unit based on historical data for similar equipment units at similar points in their lives.

TIRE MODULE. The Tire Module provides the capability to maintain master data for each tire, including identifying, descriptive, installation, recap, and cost information. It also records a complete history of each event affecting a tire. The module generates a list of all tires currently mounted on a particular equipment unit, a list of all tires associated with a specific part number, and a list of all tires of a specified tire type.


-     INFRATOOLS

     In the past, IT decision makers have had to choose between point solutions that failed to address the breadth of their problem and expensive cumbersome frameworks which often failed to deliver on their promises. Now IT organizations concerned with service and asset management have a new set of tools that uniquely address their problems with INFRATOOLS REMOTE CONTROL and INFRATOOLS DESKTOP DISCOVERY, and the soon to be available INFRATOOLS NETWORK DISCOVERY.

INFRATOOLS REMOTE CONTROL. InfraTools Remote Control is a graphical remote control application with cross-platform support providing the most stable connections and unparalleled enterprise-level security. InfraTools Remote Control is designed for everything from help desk and remote support to teaching applications and even network management. By slashing the time needed to identify and solve problems and eliminating travel to manage remote and mobile systems, IT organizations will dramatically reduce their Total Cost of Ownership.

INFRATOOLS DESKTOP DISCOVERY. InfraTools Desktop Discovery addresses the underlying need for IT intelligence about your desktops by providing complete, accurate, and timely information that is continuously accessible and easy to maintain. This information lets you know exactly what you own to confidently address your service and asset management needs by providing integration with SERVICECENTER and ASSETCENTER from Peregrine Systems.

INFRATOOLS NETWORK DISCOVERY. InfraTools Network Discovery, to be released this summer, provides complete, accurate, and real-time information about your network and all networked devices. This combined with InfraTools Desktop Discovery will provide a complete view of your IT infrastructure and a unique level of accurate detail that is simple to deploy and powerfully integrated with Peregrine Systems SERVICECENTER and ASSETCENTER.

PRODUCT INTEGRATION

         In light of our numerous acquisitions of new software products and technologies, our research and development personnel have been focused, in part, on integrating these products and technologies into a single product suite with a common data repository. In April 1998, we announced and shipped the Peregrine Repository Interface Manager (PRIM), which integrates common elements between the data schema of SERVICECENTER and ASSETCENTER. PRIM technology is currently being enhanced to further improve the integration of SERVICECENTER and ASSETCENTER and to begin the integration of SPAN-FM. The remote management application acquired from ISS has been integrated into SERVICECENTER and ASSETCENTER and is now being offered commercially as both a standalone and integrated solution. INFRATOOLS DESKTOP DISCOVERY is currently being integrated to SERVICECENTER and ASSETCENTER and will be commercially offered in the second fiscal quarter of fiscal 2000 as both an integrated and standalone product.

PRODUCT DEVELOPMENT; PRODUCT AUTHORSHIP MODEL

         We believe that attracting and retaining talented software developers is an important component of our product development activities. To this end, we have instituted a product authorship incentive program that rewards our developers with commissions based on the market success of the applications designed, written, marketed, and supported by them. Our product authorship program is designed to encourage our developers to evaluate the effectiveness of a product in the actual user environment.

         We believe that the ability to deliver new and enhanced products to customers is a key success factor. We have historically developed our products through a consultative process with existing and potential customers. We expect that continued dialogue with such existing and potential customers may result in enhancements to existing products and the development of new products. We have in the past devoted and expect in the future to continue to devote a significant amount of resources to developing new and enhanced products. We currently have a number of product development initiatives underway. We cannot predict, however, whether any enhanced products, new products, or product suites will be embraced by existing or new customers. The failure of any of these products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

         Our research and development expenditures in fiscal 1997, 1998, and 1999 were $5.9 million, $8.4 million, and $13.9 million, respectively, representing 17%, 14%, and 10% of total revenues in the respective periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The market for our products is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the our products are difficult to estimate. Our growth and future financial performance will depend in part on its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. Our product development efforts are expected to continue to require substantial investments by us. There can be no assurance that we will have sufficient resources to make the necessary investments. We have in the past experienced development delays, and there can be no assurance that we will not experience such delays in the future.
There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or enhanced products. In addition, there can be no assurance that such products will achieve market acceptance, or that our current or future products will conform to industry requirements. Our inability, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on our business, results of operations, and financial condition.

TECHNOLOGY

         Our products rely on a number of standard, commercially available technologies for relational database storage and retrieval and client/server communications and are designed to support a range of implementations of infrastructure management applications and the Enterprise Service Desk within medium sized organizations to large enterprises. We have developed other technologies designed to provide a comprehensive environment to build, deploy, and customize a range of applications.

         We commenced integration of the SERVICECENTER and ASSETCENTER product suites shortly after completion of the acquisition of Apsylog. The Company has a phased plan for converging the technologies. The first phase, completed in 1998, integrates SERVICECENTER and ASSETCENTER using a replication scheme called the Peregrine Repository Interface Manager ("PRIM"). PRIM allows SERVICECENTER and ASSETCENTER to manage simultaneously data describing infrastructure assets as though they were in the same database. In July 1998 we acquired Innovative with its SPAN-FM product suite. Our product objective is to merge the technologies of the four product suites, retaining the best technology from each and maintaining an upgrade path for current customers.

N-TIERED ARCHITECTURE. N-tiered architecture applications permit the separation of multiple clients, multiple application servers, and multiple database servers in a single cohesive application implementation. The Company's database, business rules, and presentation technologies create a N-tiered client/server architecture intended to provide scalability and flexibility. The tiers are logically separated, allowing changes to the database design or the graphical interface to be made without requiring changes to the business rules or other related tiers.

EASY CUSTOMIZATION/EXTENSION. In order to make the software fit the customers' needs, the Company's products provide a number of tools that enable customers to customize and extend SERVICECENTER, ASSETCENTER, SPAN-FM, and FLEETANYWHERE. The design of the database, the contents and appearance of the user interface, and the business rules can be modified using the Company's standard tools provided with the system.

RAPID APPLICATION DEVELOPMENT ENVIRONMENT. The Company has created a "fill-in-the-blanks" development environment for building and deploying applications. All SERVICECENTER applications are implemented using the Company's RAD environment. If a customer requires more extensive modification, the system can be customized by changing the applications provided by the Company or implementing new applications using the RAD environment. In fiscal 1999, the Company introduced an advanced graphical workflow engine in ASSETCENTER, along with Wizard technology for simplified tailoring of the application. These technologies will be introduced in future Peregrine Systems applications.

DISTRIBUTED SERVICES. The Company has distributed a database technology that provides replication services and the capability to move work from one SERVICECENTER system to another. These services are database vendor independent and contain knowledge of the application schema. The Company has implemented a "follow-the-sun" approach to allow continuous updates of information as ownership of processes moves from one group to another during the global business day.

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

JAVA CLIENT. The Company introduced a 100% pure Java SERVICECENTER GUI client in fiscal 1999. The Java client duplicates the functionality of the SERVICECENTER GUI, allowing access to the entire SERVICECENTER system via the internet (world wide web). The Java client is designed for use by production or "heavy" users of the system, while the HTML web client, available for SERVICECENTER, ASSETCENTER, SPAN-FM, and FLEETANYWHERE is designed for the casual user requiring easy, simple access to basic system functions.

SALES AND MARKETING

         We sell our software and services in both North America and internationally primarily through a direct sales force. In addition to the Company's San Diego headquarters, the North American sales force is located in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Houston, New York, Philadelphia, San Francisco, Washington, D.C., and Winnipeg, Canada. The international sales force is located in the metropolitan areas of Amsterdam, Frankfurt, London, Milan, Munich, Paris, Singapore and Sydney. Our sales model combines telephone and network communications for product demonstrations and product sales with travel to customer locations to pursue a consultative sales process. In addition to our direct sales strategy, we continue to pursue indirect distribution channels. In the Pacific Rim and Latin America, we have established a network of channel partners. In North America, the Company has established a network of regional and national systems integrators and channel partners. When sold through direct channels, the sales cycle for the product is typically six to nine months depending on a number of factors, including the size of the transaction and the level of competition which the Company encounters in its selling activities.

         In the last year, we have devoted significant resources to restructuring and building its marketing organization. In the course of this restructuring, the marketing organization has launched a new corporate marketing strategy emphasizing our objective to be the leading infrastructure management solution worldwide. As part of our marketing strategy, we have implemented the infrastructure management strategy throughout its marketing programs such as seminars, monthly executive briefings, direct mailings, industry trade shows, advertising and public relations. In addition, we have significantly expanded in product marketing, telemarketing, and web marketing. We plan to continue to expand our marketing organization in an effort to broaden our market presence.

         We have significantly increased the size of our sales force over the last year and expect to continue hiring sales personnel, both domestically and internationally, over the next twelve months. Competition for qualified sales personnel is intense in the software industry. We also expect to increase the number of our regional, national, and system integrators and channel partners, domestically and internationally. Any failure to expand the direct sales force or other distribution channels could have a material adverse effect on our business, results of operations and financial condition.

         We believe that our continued growth and profitability will require expansion of our international operations, particularly in Europe, Latin America, and the Pacific Rim. We intend to expand international operations and enter additional international markets, either directly or through international distribution or similar arrangements, which will require significant management attention and financial resources. Competition for suitable distribution partners is intense in many markets outside North America. There can be no assurance that we will be successful in attracting and retaining qualified international distributors or that we will be successful in implementing direct sales programs in selected international markets. If we are unable to obtain qualified international distribution partners or otherwise unable to successfully penetrate important international markets, our business, results of operations, and financial condition could be materially and adversely affected.

         In addition, continued international expansion poses a number of risks associated with conducting business outside the United States, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls, or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on our business, operating results and financial condition. In addition, we have only limited experience in developing localized versions of our products and marketing and distributing our products internationally. There can be no assurance that we will be able to successfully localize, market, sell, and deliver products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

         Our Professional Services group provides technical consulting and training to assist customers in implementing our products.

         Our basic consulting services include analyzing user requirements and providing the customer with a starter system that will quickly demonstrate significant benefits of our products. More advanced consulting services include providing turn-key implementations using our Advanced Implementation Methodology, which begins with a structured analysis to map the customer's business rules onto the Company's service desk tools, continues with the technical design and construction, and finishes with system roll out. Implementation assistance frequently involves process reengineering and the development of interfaces between the Company's products and legacy systems and other tools or systems.

         We offer training courses in the implementation and administration of our products. On a periodic basis, we offer product training at our facilities in San Diego, Orlando, Washington D.C., and London for customers and channel partners. Customer-site training is also available.

         We maintain a staff of customer service personnel, who provide technical support and complete training, and periodic software updates to our customers and partners. We offer complete technical support services 24 hours a day, five days per week with critical care services offered 24 hours a day, seven days a week through our local offices in Europe and San Diego via toll free lines. In addition to telephone support, we provide support via fax, e-mail, and a Web server. We use our own "follow-the-sun" technology as a foundation for this continuous worldwide support.

COMPETITION

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

        - providers of asset management and facilities management software such as MainControl, Janus, and NCR in asset management, and Archibus, FIS, and Assetworks in facilities management

        - providers of fleet management software, such as the Control Software division of Maximus.

        - providers of plant and equipment asset management software which is a market we compete in only peripherally today, but many of those vendors are broadening their offerings into facilities, fleet, and even technology infrastructure management. Companies in this area include Project Software and Development, Indus, and Datastream.

         - the internal information technology departments of those companies with infrastructure management needs

         FUTURE COMPETITION. Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the market for enterprise infrastructure management applications develops. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with smaller competitors of Peregrine. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

         Our ability to sell our products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. All three of these companies have acquired providers of help desk software products over the past 36 months. These providers of system management products may decide to close their systems to competing vendors like Peregrine. They may also decide to bundle their infrastructure management and/or help-desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy. If that were to happen, our ability to sell our products could be adversely affected. Increased competition may result from acquisitions of help desk and other infrastructure management software vendors by system management companies. The results of increased competition including price reductions of our products, reduced gross margins, and reduction of market share, could materially adversely affect our business, operating results, and financial condition.

         GENERAL COMPETITION. Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than Peregrine. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by Peregrine may materially adversely affect our business, operating results, and financial condition.

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

EMPLOYEES

         As of March 31, 1999, we employed 878 persons, including 324 in sales and marketing, 124 in research and development, 104 in customer support, 179 in professional services, and 147 in finance and administration. Of our employees, 219 are located in Europe, 24 in the Pacific Rim, and the remainder in North America. Our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees is represented by a labor union (other than statutory unions required by law in certain European countries). We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         Our principal administrative, sales, marketing, support, research and development and training functions are located at our headquarters facility in San Diego, California. We currently occupy 127,110 square feet of space in San Diego, and the underlying leases extend through August 2003. An additional 13,310 square feet of leased space at the San Diego headquarters is subleased to JMI Services, Inc., an affiliate of the Company.

         In June 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space in San Diego, including an option on approximately 118,000 square feet of office space. Building has commenced on this campus location and we intend to begin moving into the location in the fall of 1999 and continuing as buildings are completed over the next four years. We believe that these facilities along with our current facilities are adequate to meet our needs through the next twelve months.

         We also lease office space for sales, marketing, and professional services staff in the metropolitan areas of Atlanta, Chicago, Houston, New York, Philadelphia, San Francisco, Washington, D.C., and Winnipeg Canada. In Europe, we lease space in the metropolitan areas of Amsterdam, Copenhagen, Frankfurt, London, Milan, Munich, Paris, and Sydney for international sales, customer support, professional services, and administration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No stockholder votes took place during the fourth quarter of the year ended March 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Company's executive officers as of March 31, 1999.

               NAME                  AGE                                 POSITION
               ----                  ---                                 --------
Stephen P. Gardner ................   45   President, Chief Executive Officer and Director
David A. Farley....................   43   Senior Vice President, Finance, Chief Financial Officer and Director
Matthew C. Gless...................   33   Vice President, Finance, Chief Accounting Officer
William G. Holsten.................   62   Senior Vice President, Worldwide Professional Services
Gary  A. Hughes ...................   35   Vice President, Worldwide Customer Support
Frederic B. Luddy..................   44   Vice President, North American Research and Development
Richard T. Nelson..................   39   Vice President, Secretary, and General Counsel
Douglas S. Powanda.................   42   Executive Vice President, Worldwide Operations
Gilles Queru ......................   40   Vice President, Corporate Development
Steven S. Spitzer..................   40   Vice President, Channel Sales

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

         DAVID A. FARLEY has served as the Company's Senior Vice President, Finance and Administration since August 1998 and Chief Financial Officer and member of the Board of Directors since October 1995. Mr. Farley served as Vice President, Finance from October 1995 until August 1998 and Secretary of the Company from October 1995 until February 1997. From November 1994 to November 1995, Mr. Farley was Vice President, Finance, and Chief Financial Officer and a director of XVT Software Inc. ("XVT"), a development tools software company. From December 1984 until October 1994, Mr. Farley held various accounting and financial positions at BMC Software, Inc., a vendor of software utilities for IBM mainframe computing environments ("BMC"), most recently as Chief Financial Officer and as a director.

         MATTHEW C. GLESS has served as the Company's Vice President,
Finance and Chief Accounting Officer since October 1998. From April 1996 until October 1998, Mr. Gless served as Controller. From 1990 to April 1996, Mr. Gless held various accounting and financial positions at BMC, most recently as Assistant Treasurer.

         WILLIAM G. HOLSTEN has served as the Company's Senior Vice President, Worldwide Professional Services since August 1998. Mr. Holsten served as Vice President, Professional Services from November 1995 until August 1998. From July 1994 until November 1995, Mr. Holsten was Director of Professional Services for XVT. From August 1992 until June 1994, he was a consultant with Engineering Software Solutions, a consulting firm co-owned by Mr. Holsten and a partner, which provided consulting services to XVT from May 1993 to June 1994. From October 1984 to July 1992, Mr. Holsten held a variety of positions with Precision Visuals, Inc., a graphics software company, most recently as Director of Professional Services.

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

         DOUGLAS S. POWANDA has served as the Company's Executive Vice President, Worldwide Operations since April 1999. From August 1998 until April 1999, Mr. Powanda served as Senior Vice President, Worldwide Sales and from January 1998 until August 1998, as Vice President, Worldwide Sales. From September 1995 until January 1998, Mr. Powanda served as Vice President, International Sales. From June 1994 until September 1995, he served as the Company's Vice President, North American Sales. He served in various capacities since his employment by the Company in 1992 until June 1994, most recently as the Company's Director of Sales for Europe.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock has been traded on the Nasdaq National Market under the symbol "PRGN" since our initial public offering in April 1997. Prior to April 1997, there was no established public trading market for the Company's Common Stock. The following table sets forth for the periods indicated, the high and low closing prices reported on the Nasdaq National Market.

                                                                              HIGH         LOW
                                                                             -------     -------
Fiscal Year Ended March 31, 1999:
   Fourth Quarter.......................................................     $33.625     $21.250
   Third Quarter........................................................      23.188      14.219
   Second Quarter.......................................................      20.688      11.688
   First Quarter........................................................      14.250       9.125
Fiscal Year Ended March 31, 1998:
   Fourth Quarter.......................................................      $9.563      $6.250
   Third Quarter........................................................       8.750       6.000
   Second Quarter.......................................................      10.250       7.000
   First Quarter........................................................       7.813       4.250

         As of May 28, 1999, there were 49,336,278 shares of PSI Common Stock issued and outstanding held by 1,129 stockholders of record. We estimate that there are approximately 7,494 beneficial stockholders.

DIVIDEND POLICY

         We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In April 1999, we issued approximately 754,000 shares of common stock in connection with our acquisition of F. Print UK Ltd. The holders of those shares have a demand registration right, subject to standard terms, arising thirty days after the filing of our March 31, 1999 Form 10-K.

         In March 1999, we issued approximately 762,000 shares of common stock in connection with our acquisition of Prototype, Inc. The holders of those shares have a demand registration right, subject to standard terms, arising thirty days after the filing of our March 31, 1999 Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Our selected consolidated financial data is presented below as of March 31, 1995, 1996, 1997, 1998 and 1999 and for each of the years in the five-year period ended March 31, 1999, and derives from the consolidated financial statements of Peregrine Systems, Inc. and its subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of March 31, 1998 and 1999 and for each of the years in the three-year period ended March 31, 1999, and the report of independent public accountants thereon, are included elsewhere in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                   YEAR ENDED MARCH 31,
                                                  --------------------------------------------------------
                                                    1995        1996       1997        1998         1999
                                                  -------     -------     -------     -------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
      Licenses...............................     $ 9,137     $11,642     $20,472     $38,791     $ 87,362
      Services...............................      10,491      12,124      14,563      23,086       50,701
                                                  -------     -------     -------     -------     --------
        Total revenues.......................      19,628      23,766      35,035      61,877      138,063
  Costs and expenses:
      Cost of licenses.......................         393         415         215         326        1,020
      Cost of services.......................       3,573       3,526       4,661      10,326       31,561
      Sales and marketing....................       9,549      11,820      15,778      22,728       50,803
      Research and development...............       7,089       7,742       5,877       8,394       13,919
      General and administrative.............       2,943       4,529       3,816       6,077       10,482
      Amortization of intangibles............           -           -           -       3,168       18,012
      Acquired in-process research and
        development..........................           -           -           -       6,955       26,005
                                                  -------     -------     -------     -------     --------
        Total costs and expenses.............      23,547      28,032      30,347      57,974      151,802
                                                  -------     -------     -------     -------     --------
   Operating income (loss)...................      (3,919)     (4,266)      4,688       3,903      (13,739)
   Interest income (expense) and other.......       3,970        (286)       (478)        839          664
                                                  -------     -------     -------     -------     --------
   Income (loss) from continuing operations
      before income taxes....................          51      (4,552)      4,210       4,742      (13,075)
   Income tax expense (benefit)..............           -           -      (1,592)      5,358       10,295
                                                  -------     -------     -------     -------     --------
   Income (loss) from continuing operations..          51      (4,552)      5,802        (616)     (23,370)

   Loss from discontinued operations:
      Loss from operations...................           -         781           -           -            -
      Loss on disposal.......................           -       1,078           -           -            -
                                                  -------     -------     -------     -------     --------
        Loss from discontinued operations....           -      (1,859)          -           -
                                                  -------     -------     -------     -------     --------
   Net income (loss).........................     $    51     $(6,411)    $ 5,802     $  (616)    $(23,370)
                                                  -------     -------     -------     -------     --------
                                                  -------     -------     -------     -------     --------
   Net income (loss) per share - diluted.....                 $ (0.26)    $  0.19     $ (0.02)    $  (0.54)
                                                              -------     -------     -------     --------
                                                              -------     -------     -------     --------
   Shares used in per share calculation......                  24,662      29,928      34,760       43,583
                                                              -------     -------     -------     --------
                                                              -------     -------     -------     --------


                                                                         MARCH  31,
                                                  --------------------------------------------------------
                                                    1995        1996       1997        1998         1999
                                                  -------     -------     -------     -------     --------
                                                                      (in thousands)
BALANCE SHEET DATA:
   Cash, cash equivalents, and short-term         $    57     $   437     $   305     $21,977     $ 23,545
      investments...............................
   Working capital (deficit)....................   (4,118)     (9,697)     (4,065)     23,779       25,302
   Total assets.................................    9,787      13,817      19,738      83,568      207,713
   Total debt...................................    1,540                                              649
                                                                5,208       3,866       1,117
   Stockholders' equity (deficit)...............   (2,197)     (8,450)     (2,849)     55,639      150,781

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

         During fiscal 1998, the Company determined that customer needs required a more comprehensive solution for control and management of their infrastructure assets, including availability of assets, minimizing investments and expense, consolidating data, and interfacing to enterprise applications. Accordingly, the Company refocused its marketing strategy and product positioning to focus on this Infrastructure Management strategy. The Company's focus on the Infrastructure Management strategy, the Company's rapid growth, and the Company's acquisitions have resulted in continuing efforts to redefine the product development strategy, establish a comprehensive marketing strategy, and strengthen the Company's financial and budgeting processes.

         Executing on that strategy, in September 1997 the Company acquired United Software, Inc., including its wholly-owned subsidiary Apsylog S.A. ("Apsylog"). During fiscal 1999, the Company continued to execute on its Infrastructure Management strategy, making several strategic acquisitions to expand its product offerings. In July 1998, the Company acquired Innovative Tech Systems, Inc. ("Innovative") providing the Company with software products and experience to address facilities infrastructure management. In September 1998, the Company completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"), expanding the Company's information technology infrastructure management offerings. In March 1999, the Company entered into the fleet infrastructure management market with the acquisition Prototype, Inc. ("Prototype"). The Company's software products are currently available on most major computer operating platforms, however for the past two years over 85% of the Company's license sales have been attributable to UNIX and Windows NT platforms.

         The Company's revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. The Company also provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the product.

         Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of the Company's products. Revenues from consulting and training services are recognized as the respective services are performed.

         We currently derive a substantial portion of our license revenues from the sale of its Infrastructure Management applications and expect them to account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of the Infrastructure

Management strategy and applications, including future product enhancements. Factors adversely affecting the pricing of, demand for or market acceptance of the Infrastructure Management applications, such as competition or technological change, could have a material adverse effect on our business, operating results, and financial condition.

         The Company conducts business overseas in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Although the Company currently derives no revenues from highly inflationary economies, the Company is expanding its presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition. The Company has implemented a foreign currency forward hedging program. The hedging program consists primarily of using forward-rate currency contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations. Currency contracts are in accordance with SFAS No. 52 and receive hedge accounting treatment. Accordingly, to the extent properly hedged by obligations denominated in local currencies, the Company's foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that the Company's hedging activities will adequately protect the Company against such risk. The maximum amounts outstanding during fiscal 1999 have been less $10 million and have been for approximately one month in duration.

         To date the Company's Pacific Rim sales activity has not been material. Accordingly, the Company's operations and financial conditions have not been materially impacted by the recent Asian financial crisis.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues.

                                                                              MARCH  31,
                                                           ---------------------------------------------
                                                            1997               1998                1999
                                                           ------             ------              ------
STATEMENT OF OPERATIONS DATA:
  Revenues:
      Licenses.....................................         58.4%              62.7%               63.3%
      Services.....................................         41.6               37.3                36.7
                                                           ------             ------              ------
        Total revenues.............................        100.0              100.0               100.0
  Costs and expenses:
      Cost of licenses.............................          0.6                0.5                 0.7
      Cost of services.............................         13.3               16.7                22.9
      Sales and marketing..........................         45.0               36.7                36.8
      Research and development.....................         16.8               13.6                10.1
      General and administrative...................         10.9                9.8                 7.6
      Amortization of intangible assets............            -                5.1                13.1
      Acquired in-process research and development.            -               11.3                18.8
                                                           ------             ------              ------
        Total costs and expenses...................         86.6               93.7               110.0
                                                           ------             ------              ------
   Operating income (loss).........................         13.4                6.3               (10.0)
   Interest income (expense) and other.............         (1.4)               1.3                  .5
                                                           ------             ------              ------
   Income (loss) from before income taxes..........         12.0                7.6                (9.5)
   Income tax expense (benefit)....................         (4.5)               8.7                 7.4
                                                           ------             ------              ------
Net income (loss)..................................         16.5%              (1.1)%             (16.9)%
                                                           ------             ------              ------
                                                           ------             ------              ------

FISCAL YEARS ENDED MARCH 31, 1997, 1998, AND 1999

REVENUES

         Total revenues were $35.0 million, $61.9 million, and $138.1 million in fiscal 1997, 1998, and 1999, respectively, representing year-to-year increases of 77% between 1997 and 1998 and 123% between 1998 and 1999.

LICENSES. License revenues were $20.5 million, $38.8 million, and $87.4 million in fiscal 1997, 1998, and 1999, respectively, representing 58%, 63%, and 63% of total revenues in the respective periods. The increases in license revenues are attributable to increased demand for new licenses, introduction of new applications, licenses of products obtained in the acquisitions, additional seats purchased by existing customers, higher average transaction sizes, more effective corporate marketing programs, improved sales force productivity, expansion of the Company's domestic and international sales forces. License revenues attributable to each acquisition are included in the Company's combined financial statements of operations subsequent to the acquisition date.

SERVICES. Services revenues were $14.6 million, $23.1 million, and $50.7 million in fiscal 1997, 1998, and 1999, respectively, representing 42%, 37%, and 37% of total revenues in the respective periods. The dollar increases are attributable to renewals of maintenance agreements from the Company's expanded installed base of customers, maintenance revenues included as part of new licenses, and an increased number of consulting engagements related to implementation of software from initial license agreements and training fees.

COSTS AND EXPENSES

COST OF LICENSES. Cost of licenses revenues was $215,000, $326,000, and $1,020,000 for fiscal 1997, 1998, and 1999, respectively, representing 1%, 1%, and 1% of total license revenues in the respective periods.

COST OF SERVICES. Cost of services revenues was $4.7 million, $10.3 million, and $31.6 million in fiscal 1997, 1998, and 1999, respectively, representing 32%, 45%, and 62% of services revenues in the respective periods. The dollar and percentage increases in fiscal 1998 and 1999 are attributable to an increase in customer support personnel and professional services personnel to meet the corresponding increase in professional services revenue. The cost of services all increased as the customer support and professional services operations of the Apsylog, Innovative, ISS and Prototype acquisitions have been combined in the Company's financial statements of operations from each acquisition date. Cost of services increased as a percentage of related revenues due largely to a greater percentage growth in lower margin consulting revenue compared to support revenue and to a lesser extent to increased labor and related management costs.

SALES AND MARKETING. Sales and marketing expenses were $15.8 million, $22.7 million, and $50.8 million in fiscal 1997, 1998, and 1999, respectively, representing 45%, 37%, and 37% of total revenues in the respective periods. The dollar increases are attributable to the significant expansion of the North American and international sales forces, increases in direct marketing cots, the effect of combining the Apsylog, Innovative, ISS and Prototype acquisitions in operations from each date thereof, and moderate operating expense increases. Sales and marketing expenses decreased as a percentage of total revenues from fiscal 1997 to fiscal 1998 as a result of increased sales force productivity. If the Company experiences a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

RESEARCH AND DEVELOPMENT. Research and development expenses were $5.9 million, $8.4 million, and $13.9 million in fiscal 1997, 1998, and 1999, respectively, representing 17%, 14%, and 10% of total revenues in the respective periods. The dollar increases from fiscal 1997 through fiscal 1999 are due primarily to the increased dollar amount of product author commissions, increased Research and Development personnel, and the effect of combining the Apsylog, Innovative, ISS and Prototype acquisitions in operations from each date thereof. Research and development expenses have decreased as a percentage of total revenues from fiscal 1997 through fiscal 1999 as a result of revenues increasing at a faster rate.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.8 million, $6.1 million, and $10.5 million in fiscal 1997, 1998, and 1999, respectively, representing 11%, 10%, and 8% of total revenues in the respective periods. The dollar increases are attributable primarily to costs associated with administrative personnel additions to support the Company's growth and the effect of combining the Apsylog, Innovative, ISS and Prototype acquisitions in operations from each date thereof.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs of $7.0 million and $26.0 million were incurred in fiscal 1998 and fiscal 1999, respectively. The fiscal 1998 amount relates to the Apsylog acquisition. The fiscal 1999 amount is attributable to the Innovative, ISS, and Prototype acquisitions. No acquired in-process research and development costs were incurred in fiscal year 1997.

         The value of each acquisitions acquired in-process technology was computed using discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of the companies acquired prior to the close of each acquisition.

         The nature of the efforts required to develop acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective.

         No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with any of the acquired technologies. However, the Company believes that expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are substantially consistent with the Company's previous estimates.

         The Company has completed many of the original research and development projects in accordance with the plans outlined above. The company continues to work toward the completion of other projects. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for the Company's products. The risk associated with these efforts are still considered high and no assurance can be made that any upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect the Company's revenues and earnings in future quarters.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets amounted to $3.2 million and $18.0 million in fiscal 1998 and 1999, respectively, representing 5% and 13% of total revenues in the respective periods, compared with zero for fiscal 1997. The fiscal 1998 amount is due to the amortization of intangible assets associated with the Apsylog acquisition. The fiscal 1999 amount is due to the continued amortization of the intangible assets associated with the Apsylog acquisition and the amortization of the intangible assets associated with the Innovative, ISS, and Prototype acquisitions completed during fiscal 1999.


PROVISION FOR INCOME TAXES/INCOME TAX BENEFIT

         In fiscal 1997, the Company recorded an income tax benefit of $1.6 million resulting from the utilization of a portion of the Company's available net operating loss carryforwards as an offset against taxable income. In fiscal 1998 and 1999, the Company recorded an income tax expense of $5.4 million and $10.3 million, respectively. The Company has recorded a valuation allowance to partially offset the carrying value of its net deferred tax assets due to uncertainty surrounding its realization. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that all or part of the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

IMPACT OF INFLATION

         The effect of inflation on the Company's financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

         Until April 1997, the Company financed its operations through bank borrowings and private sales of Common Stock. In fiscal 1997, the Company's net repayments on borrowings totaled $1.3 million. In fiscal 1997, the Company generated $3.2 million in cash from operations, which was reduced by a net cash use of $1.3 million by a discontinued business resulting in $1.9 million net cash provided from operations. In April 1997, the Company completed the initial public offering of its Common Stock, which resulted in net proceeds to the Company of $19.3 million. In fiscal 1998, the Company generated $5.0 million in cash from operations, paid $2.4 million for capital expenditures and repaid $5.9 million on bank and long-term debt. In fiscal 1999, the Company generated $13.7 million in cash from operations, paid $12.4 million for capital expenditures and repaid $1.2 million on long-term debt.

         As of March 31, 1998 and 1999, the Company had net operating loss carryforwards of approximately $8.5 million and $23.7 million, respectively, for federal income tax purposes which expire beginning in 2012. Utilization of the net operating losses may be subject to annual limitations resulting from certain changes in ownership of the Company. At March 31, 1998 and 1999, the Company also has foreign net operating loss carryforwards of approximately $5.8 million and $1.6 million, respectively.

         The Company believes that its current cash and short-term investment balances and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

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

         The Company is still assessing the impact the Year 2000 issue will have on its proprietary software products and internal information systems and will take appropriate corrective actions based on the results of such analyses. To date the Company has spent less than $100,000, management of the Company has not yet determined the full costs related to achieving Year 2000 compliance but does not believe any additional costs will be material. To the extent the cost of achieving Year 2000 compliance are material, such costs will have a material adverse effect on its business, results of operations, and financial condition.

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

         HISTORY OF OPERATING LOSSES. Through March 31, 1999, the Company has recorded cumulative net losses of approximately $39.8 million, including approximately $33.0 million related to the write-off of acquired in-process research and development in connection with the acquisitions. The Company's applications have changed substantially since the mid-1990s. In addition, the Company has acquired a significant number of applications bringing its total number of applications to in excess of 20 in the last three years. As a result, prediction of the Company's future operating results is difficult, if not impossible. Although the Company achieved profitability during the years ended March 31, 1998 and 1999 (excluding the impact of the $33.0 million charge related to acquired in-process research and development in connection with the acquisitions), there can be no assurance that the Company will be able to remain profitable on a quarterly or annual basis. In addition, the Company does not believe that the growth in revenues it has experienced in recent years is indicative of future revenue growth or future operating results.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; LENGTHY SALES CYCLE; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis; market demand for the Company's software; the size, timing and contractual terms of significant orders; the timing and significance of new software product announcements or releases by the Company or its competitors; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; changes in the mix of software products and services sold; reliance on indirect sales forces like systems integrators and channels; changes in the mix of revenues attributable to domestic and international sales; the impact of acquisitions of competitors; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes. The Company has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         INTEGRATION OF INNOVATIVE TECH SYSTEMS INTO PSI'S BUSINESS. Our acquisition of Innovative, which was completed in July 1998, will require continuing integration of Innovative into PSI. Prior to the acquisition, Innovative and PSI were two geographically separated companies that had been operated independently. We believe that the acquisition of Innovative will further our strategy to provide customers with a complete infrastructure management software solution. However, difficulties may be encountered in integrating the product offerings, operations and technology of Innovative with those of PSI. We may not be able to successfully complete technology development or market new products currently in development or develop any new products that relate to the Innovative products. Anticipated marketing, distribution, or other operational benefits and efficiencies from the acquisition of Innovative may not be achieved. The morale of PSI and Innovative employees may be adversely affected as a result of the acquisition and the resulting integration.

         Integrating Innovative into our existing business may prove difficult given that the two companies are geographically separated, have different corporate cultures and have personnel with different business backgrounds. We may not be able to retain a sufficient number of Innovative's key employees. Additionally, we may have problems combining the engineering teams from Innovative with our existing teams so that such teams will successfully cooperate and realize any technological benefits from the combined businesses. Sales of Innovative products may not be markedly enhanced by the broader distribution and marketing opportunities available through PSI. We may not be able to benefit from the broader product offerings available as a result of the acquisition or from any other anticipated benefits. Any failure to integrate the businesses and technologies of the companies successfully or any failure to realize the anticipated benefits of the acquisition could materially adversely affect our business, results of operations, and financial condition.

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

         RISKS ASSOCIATED WITH PSI ACQUISITIONS. Since September 1997 we have completed five acquisitions. In the future PSI may make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing integrated infrastructure management software solutions to businesses. Our past acquisitions and any future acquisitions or investments that PSI were to complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

         - difficulty in combining the technology, operations, or work force of the acquired business

         - disruption of our on-going businesses

         - difficulty in realizing the potential financial and strategic position of PSI through the successful integration of the acquired business

         - difficulty in maintaining uniform standards, controls, procedures, and policies - possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel

         - difficulty in adding significant numbers of new employees, including training, evaluation, coordination of effort of all employees towards our corporate mission

         - diversion of management attention

         - difficulty in obtaining preferred acquisition accounting treatment for these types of transactions; likelihood that future acquisitions will require purchase accounting resulting in increased intangible assets and goodwill, substantial amortizaiton of such assets and goodwill, and a negative impact on our reported earnings

         - potential dilutive effect on our earnings

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

         PRODUCT CONCENTRATION. The Company currently derives substantially all of its license revenues from the sale of its Infrastructure Management applications and expects them to account for a significant portion of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of its Infrastructure Management applications, including future enhancements. Factors adversely affecting the pricing of, demand for, or market acceptance of the Company's Infrastructure Management applications, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition.

         DEPENDENCE ON MARKET ACCEPTANCE OF INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS. Until recently, the Company's product strategy has focused on integrating a broad array of IT management applications with other traditional internal help desk applications to create an Enterprise Service Desk capable of managing multiple aspects of an enterprise's IT structure. In recent years, the Company has broadened its product line beyond traditional IT infrastructure management to offer a more comprehensive product suite capable of managing a business enterprise's IT infrastructure, physical plant and facilities, communications infrastructure, distribution systems, and fleets.

         In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, the Company believes that a market for integrated enterprise-wide infrastructure management solutions, including applications for IT management, asset management, building and facilities management, communications resource management, distribution systems management, and fleet management, is evolving from existing requirements for specific IT management solutions. However, the existence of such a market is unproven. If such a market does not fully develop, this would have a materially adverse effect on our business, results of operations, or financial condition. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of one or more of the Company's Infrastructure Management applications, or if the acquisition could have a material adverse effect on the Company's business, results of operations, and financial condition.

         As a result of rapid technology change in our industry, our position in existing markets or other markets that we may enter can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depends in part upon our ability to improve existing products, develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

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

         MANAGEMENT OF GROWTH. We have grown greatly in recent periods, with total revenues increasing from $35.0 million in fiscal 1997 to $61.9 million in fiscal 1998, and to $138.1 million in fiscal 1999.

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

         CAPITAL COMMITMENT. In June 1999, we entered into a series of leases providing approximately 540,000 square feet of office space, including an option for approximately 118,000 square feet of space. Even excluding the exercise of the option, the leases require minimum lease payments of approximately $124 million over the terms of the leases, approximately twelve years. This office space is intended for a five building (including the option) campus setting in San Diego, CA. Construction has commenced on the first building and the final building is scheduled for delivery in 2003. The capital commitments, construction oversight, and moving of personnel and facilities involved in a transaction of this type and magnitude present numerous risks involving estimation of future events, including growth of our business, and execution of the transaction. Examples of the risks involved include: failure to properly estimate the growth of our business in the future; inability to sublease excess office space that may result; disruption of operations, and inability to match substantially-fixed lease payments with fluctuating revenues.

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

         INTERNATIONAL OPERATIONS. International sales represented approximately 36% of our total revenue both in fiscal 1998 and fiscal 1999. We currently have international sales offices in Amsterdam, Copenhagen, Frankfurt, London, Paris, and Sydney. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe, Latin America, and the Pacific Rim. Accordingly, we intend to expand our current international operations and enter additional international markets. Such expansion will require significant management attention and financial resources. Our international operations are subject to a variety of risks associated with conducting business internationally, including the following:

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

         ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION. On January 1, 1999, certain member states of the European Economic Community (the "EEC") fixed their respective currencies to a new currency, the euro. On that date, the euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currency, such as the French franc or deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. Our AssetCenter product was originally developed for the European market and is capable of managing currency data measured in euros. We are still assessing the impact that the euro will have on our internal systems and our other products. We will take corrective actions based on the results of such assessment. We have not yet determined the costs related to this problem. Issues related to the introduction of the euro may materially adversely affect our business, operating results, and financial condition.

         CONTROL BY EXISTING STOCKHOLDERS. Based on shares outstanding as of May 31, 1999, PSI's officers, directors, and entities directly related to such individuals together beneficially own approximately 28.6% of the outstanding shares of PSI common stock. In particular, John J. Moores, Chairman of PSI's board of directors, owns approximately 22.3% of the outstanding shares. As a result, PSI's officers and directors will be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of PSI. Such concentrated share ownership may prevent or discourage potential bids to acquire PSI unless the terms of acquisition are approved by such officers and directors.

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

         NONE.

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

         The following financial statements are filed as part of this Report:

                                                                           PAGE
                                                                           ----
         Report of Independent Public Accountants.........................  F-2
         Consolidated Balance Sheets......................................  F-3
         Consolidated Statements of Operations............................  F-4
         Consolidated Statements of Stockholders' Equity (Deficit)........  F-5
         Consolidated Statements of Cash Flows............................  F-6
         Notes to Consolidated Financial Statements.......................  F-8

         2.  FINANCIAL STATEMENT SCHEDULES

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         3.  EXHIBITS

         EXHIBIT NO.       EXHIBIT TITLE
         -----------       -------------
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

         10.14    (c)      XVT Stock Option Agreement dated January 18, 1995
                           between the Registrant and Christopher Cole, as
                           amended on October 3, 1996.
         10.16    (d)      Restricted Stock Agreement dated November 1, 1995
                           between the Registrant and David Farley.
         10.17    (c)      Stock Option Agreement dated as of December 7, 1990
                           between the Registrant and Christopher Cole as
                           amended on October 26, 1995.
         10.18    (c)      Form of Stock Option Agreement under 1995 Stock
                           Option Plan for French Employees.
         10.19    (c)      Form of  Stock Option Agreement under 1997 Director
                           Option Plan.
         10.21    (f)      Certificate of Amendment, dated November 3, 1997, for
                           amendment of the 1994 Stock Option Plan.
         10.22    (b)      Executive Officer Incentive Program and Form of
                           Restricted Stock Agreement.
         10.24    (a)      Lease between the Registrant and KR-Carmel Partners
                           LLC dated June 9, 1999 for Building No. 1 of the
                           Registrant's future campus in San Diego, CA.
         10.25    (a)      Lease between the Registrant and KR-Carmel Partners
                           LLC dated June 9, 1999 for Building No. 2 of the
                           Registrant's future campus in San Diego, CA.
         10.26    (a)      Lease between the Registrant and KR-Carmel Partners
                           LLC dated June 9, 1999 for Building No. 3 of the
                           Registrant's future campus in San Diego, CA.
         10.27    (a)      Lease between the Registrant and KR-Carmel Partners
                           LLC dated June 9, 1999 for Building No. 5 of the
                           Registrant's future campus in San Diego, CA.
         10.28    (a)      Lease between the Registrant and KR-Carmel Partners
                           LLC dated June 9, 1999 for Building No. 4 of the
                           Registrant's future campus in San Diego, CA.
         21.1     (a)      List of Subsidiaries of the Registrant.
         23.1     (a)      Consent of Arthur Andersen LLP Independent Public
                           Accountants.
         24.1     (a)      Power of Attorney (see page 35).
         27.1     (a)      Financial Data Schedule.

-----------------
(a)      Filed herewith.
(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-39891), which the Securities and Exchange Commission declared effective on November 19,1997.
(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-21483), which the Securities and Exchange Commission declared effective on April 8, 1997.
(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the Year ended March 31, 1997.
(e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's original Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(f) Incorporated by reference to Exhibit 10.23 filed with the Registrant's Registration Statement on Form S-8, which became effective upon its filing on January 22, 1998.

-----------------

(b)      REPORTS ON FORM 8-K

         We filed a Current Report on Form 8-K/A in May 1999 to amend our Current Report on Form 8-K filed in connection with our acquisition of Innovative Tech Systems, Inc. filed in August 1998.

         We filed a Current Report on Form 8-K/A in May 1999 to amend our Current Report on Form 8-K filed in connection with our acquisition of Prototype, Inc. filed in March 1999.

         We filed a Current Report on Form 8-K in April 1999 in connection with our acquisition of F. Print UK Ltd.

         We filed a Current Report on Form 8-K in March 1999 in connection with our acquisition of Prototype, Inc.

(c)      EXHIBITS

         See Item 14(a)(3) above.

(d)      FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this June 29, 1999.

                                 PEREGRINE SYSTEMS, INC.


                          By         /s/ Stephen P. Gardner
                            ----------------------------------------------------
                                         Stephen P. Gardner
                            President, Chief Executive Officer and Director
                                    (Principal Executive Officer)



                          By            /s/ David A. Farley
                            ----------------------------------------------------
                                            David A. Farley
                                  Senior Vice President, Finance and
                            Administration, Chief Financial Officer and Director
                                     (Principal Financial Officer)



                          By             /s/ Matthew C. Gless
                            ----------------------------------------------------
                                             Matthew C. Gless
                                       Vice President, Finance and
                                          Chief Accounting Officer

                       [SIGNATURES CONTINUED ON NEXT PAGE]

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

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             Signature                                        Title                               Date
             ---------                                        -----                               ----


        /s/ Stephen P. Gardner                  President, Chief Executive Officer,           June 29, 1999
-----------------------------------------       and Director (Principal Executive
         (Stephen P. Gardner)                   Officer)


         /s/ David A. Farley                    Senior Vice President, Finance and            June 29, 1999
-----------------------------------------       Administration, Chief Financial Officer
          (David  A. Farley)                    and Director (Principal Financial Officer)


         /s/ John J. Moores                     Chairman of the Board of Directors            June 29, 1999
-----------------------------------------
           (John J. Moores)


        /s/ Christopher A. Cole                 Director                                      June 29, 1999
-----------------------------------------
          (Christopher A. Cole)


        /s/ Richard A. Hosley II                Director                                      June 29, 1999
-----------------------------------------
         (Richard A. Hosley II)


       /s/ Charles E. Noell III                 Director                                     June 29, 1999
-----------------------------------------
        (Charles E. Noell III)


        /s/ Norris van den Berg                 Director                                     June 29, 1999
-----------------------------------------
         (Norris van den Berg)


       /s/ Thomas G. Watrous, Sr.               Director                                     June 29, 1999
-----------------------------------------
        (Thomas G. Watrous, Sr.)

                           PEREGRINE SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
Report of Independent Public Accountants............................................................        F-2
Consolidated Balance Sheets.........................................................................        F-3
Consolidated Statements of Operations...............................................................        F-4
Consolidated Statements of Stockholders' Equity (Deficit)...........................................        F-5
Consolidated Statements of Cash Flows...............................................................        F-6
Notes to Consolidated Financial Statements..........................................................        F-8

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Peregrine Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of Peregrine Systems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP


San Diego, California
April 26, 1999, except with respect to the matter discussed in Note 6 for which the date is June 9, 1999

                             PEREGRINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       MARCH 31,
                                                                              -------------------------
                                                                                1998             1999
                                                                              --------         --------
               ASSETS
Current Assets:
Cash and cash equivalents.............................................        $ 14,950         $ 21,545
Short-term investments................................................           7,027            2,000
Accounts receivable, net of allowance for doubtful accounts of $485
      and $1,248, respectively........................................          16,761           38,947
Deferred tax assets...................................................           7,297            5,798
Other current assets..................................................           2,905           10,370
                                                                              --------         --------
        Total current assets..........................................          48,940           78,660
Property and equipment, net...........................................           5,455           15,895
Intangible assets, net and other......................................          29,173          113,158
                                                                              --------         --------
                                                                              $ 83,568         $207,713
                                                                              --------         --------
                                                                              --------         --------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................................        $  2,337         $  6,795
   Accrued expenses...................................................          11,103           26,460
   Deferred revenue...................................................          11,570           20,048
   Current portion of long-term debt..................................             151               55
                                                                              --------         --------
      Total current liabilities.......................................          25,161           53,358
Long-term debt, net of current portion................................             966              594
Deferred revenue, net of current portion..............................           1,802            2,980
                                                                              --------         --------
        Total liabilities.............................................          27,929           56,932
                                                                              --------         --------
Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized, no
      shares issued or outstanding....................................             -               -
   Common stock, $0.001 par value, 200,000,000 shares authorized,
      37,580,000 and 48,553,000 shares issued and outstanding,
      respectively....................................................              38               49
   Additional paid-in capital.........................................          74,332          193,787
   Accumulated deficit................................................         (16,423)         (39,793)
   Unearned portion of deferred compensation..........................          (1,493)          (1,019)
   Cumulative translation adjustment..................................            (553)            (518)
   Treasury stock, at cost............................................            (262)          (1,725)
                                                                              --------         --------
        Total stockholders' equity....................................          55,639          150,781
                                                                              --------         --------
                                                                              $ 83,568         $207,713
                                                                              --------         --------
                                                                              --------         --------


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PEREGRINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED MARCH 31,
                                                                   -------------------------------------
                                                                    1997          1998            1999
                                                                   -------       -------        --------
Revenues:
   Licenses..................................................      $20,472       $38,791        $ 87,362
   Services..................................................       14,563        23,086          50,701
                                                                   -------       -------        --------
      Total revenues.........................................       35,035        61,877         138,063
                                                                   -------       -------        --------
Costs and Expenses:
   Cost of licenses..........................................          215           326           1,020
   Cost of services..........................................        4,661        10,326          31,561
   Sales and marketing.......................................       15,778        22,728          50,803
   Research and development..................................        5,877         8,394          13,919
   General and administrative................................        3,816         6,077          10,482
   Amortization of intangible assets.........................          -           3,168          18,012
   Acquired in-process research and development .............          -           6,955          26,005
                                                                   -------       -------        --------
      Total costs and expenses...............................       30,347        57,974         151,802
                                                                   -------       -------        --------
      Operating income (loss)................................        4,688         3,903         (13,739)
Interest income (expense) and other..........................         (478)          839             664
                                                                   -------       -------        --------
Income (loss) before income taxes............................        4,210         4,742         (13,075)
Income tax expense (benefit).................................       (1,592)        5,358          10,295
                                                                   -------       -------        --------
Net income (loss)............................................      $ 5,802       $  (616)       $(23,370)
                                                                   -------       -------        --------
                                                                   -------       -------        --------
   Basic income (loss) per share.............................      $  0.23       $ (0.02)       $  (0.54)
                                                                   -------       -------        --------
                                                                   -------       -------        --------
   Shares used in computing basic income (loss)
     per share...............................................       25,840        34,760          43,583
                                                                   -------       -------        --------
                                                                   -------       -------        --------
   Diluted income (loss) per share...........................      $  0.19       $ (0.02)       $  (0.54)
                                                                   -------       -------        --------
                                                                   -------       -------        --------
   Shares used in computing diluted income (loss) per share..
                                                                    29,928        34,760          43,583
                                                                   -------       -------        --------
                                                                   -------       -------        --------


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PEREGRINE SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (IN THOUSANDS)

                                                                                     UNEARNED
                                     NUMBER OF             ADDITIONAL               PORTION OF     CUMULATIVE
                                       SHARES     COMMON    PAID-IN   ACCUMULATED    DEFERRED     TRANSLATION
                                     OUTSTANDING  STOCK     CAPITAL     DEFICIT    COMPENSATION    ADJUSTMENT
                                     -----------  ------   ---------- -----------  ------------   -----------
Balance, March 31, 1996............     25,796     $26     $ 14,400    $(21,609)     $(1,404)         $ 137
   Net income......................          -       -            -       5,802            -              -
   Issuance of common stock........         44       -           37           -            -              -
   Compensation expense
      related to restricted
      stock and options............          -       -            -           -          287              -
   Deferred compensation
      related to options
      granted......................          -       -          631           -         (631)             -
   Equity adjustment from
      foreign currency
      translation..................          -       -            -           -            -           (525)
                                       -------     ---     --------    --------      -------          -----
Balance, March 31, 1997............     25,840      26       15,068     (15,807)      (1,748)          (388)
   Net loss........................          -       -            -        (616)           -              -
   Issuance of common stock in
      IPO, net of issuance
      costs of $1,181..............      4,600       5       18,066           -            -              -
 Stock options exercised and
      restricted stock granted
      (net)........................      3,308       3        2,791           -            -              -
     Stock issued for Apsylog
      acquisition..................      3,832       4       30,502           -            -              -
     Stock option tax benefit......          -       -       7, 905           -            -              -
     Compensation expense
      related to restricted
      stock and options............          -       -            -           -          414              -
   Deferred compensation
      related to options
      granted......................          -       -            -           -         (159)             -
     Stock repurchased.............          -       -            -           -            -              -
   Equity adjustment from
     foreign currency translation..          -       -            -           -            -           (165)
                                       -------     ---     --------    --------      -------          -----
Balance, March 31, 1998............     37,580      38       74,332     (16,423)      (1,493)          (553)
   Net loss........................          -       -            -     (23,370)           -              -
   Stock options exercised.........      3,509       4        7,917           -            -              -
   Stock issued for
   acquisitions....................      7,464       7      105,442           -            -              -
   Stock option tax benefit........          -       -        6,096           -            -              -
   Compensation expense related
   to restricted stock and
   options.........................          -       -            -           -          474              -
   Stock repurchased...............          -       -            -           -            -              -
   Equity adjustment from
   foreign currency
   translation.....................          -       -            -           -            -             35
                                       -------     ---     --------    --------      -------          -----
Balance, March 31, 1999............     48,553     $49     $193,787    $(39,793)     $(1,019)         $(518)
                                       -------     ---     --------    --------      -------          -----
                                       -------     ---     --------    --------      -------          -----

                                                    TOTAL
                                                 STOCKHOLDERS'
                                     TREASURY       EQUITY       COMPREHENSIVE
                                       STOCK       (DEFICIT)      INCOME/LOSS
                                     --------    ------------    -------------
Balance, March 31, 1996............  $     -      $ (8,450)        $      -
   Net income......................        -         5,802            5,802
   Issuance of common stock........        -            37                -
   Compensation expense
      related to restricted
      stock and options............        -           287                -
   Deferred compensation
      related to options
      granted......................        -             -                -
   Equity adjustment from
      foreign currency
      translation..................        -          (525)            (525)
                                     -------      --------         --------
Balance, March 31, 1997............        -        (2,849)           5,277
                                     -------      --------         --------
                                     -------      --------         --------
   Net loss........................        -          (616)            (616)
   Issuance of common stock in
      IPO, net of issuance
      costs of $1,181..............        -        18,071                -
 Stock options exercised and
      restricted stock granted
      (net)........................        -         2,794                -
     Stock issued for Apsylog
      acquisition..................        -        30,506                -
     Stock option tax benefit......        -         7,905                -
     Compensation expense
      related to restricted
      stock and options............        -           414                -
   Deferred compensation
      related to options
      granted......................        -          (159)               -
     Stock repurchased.............     (262)         (262)               -
   Equity adjustment from
     foreign currency translation..        -          (165)            (165)
                                     -------      --------         --------
Balance, March 31, 1998............     (262)       55,639             (781)
                                     -------      --------         --------
                                     -------      --------         --------
   Net loss........................        -       (23,370)         (23,370)
   Stock options exercised.........        -         7,921                -
   Stock issued for
   acquisitions....................        -       105,449                -
   Stock option tax benefit........        -         6,096                -
   Compensation expense related
   to restricted stock and
   options.........................        -           474                -
   Stock repurchased...............   (1,463)       (1,463)               -
   Equity adjustment from
   foreign currency
   translation.....................        -            35               35
                                     -------      --------         --------
Balance, March 31, 1999............  $(1,725)     $150,781         $(23,335)
                                     -------      --------         --------
                                     -------      --------         --------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           PEREGRINE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                           YEAR ENDED MARCH 31,
                                                                                  -------------------------------------
                                                                                    1997         1998           1999
                                                                                  -------      --------        --------
Cash flows from operating activities:
  Net income (loss)....................................................           $ 5,802      $   (616)      $(23,370)
  Adjustments to reconcile net income (loss) to net cash, excluding effects of acquisitions, provided by operating activities:
        Depreciation and amortization..................................             1,838         4,901         21,776
        Deferred tax benefit...........................................            (1,752)         (856)         1,499
        Charge for acquired research and development...................                 -         6,955         26,005
        Increase (decrease) in cash resulting from changes in:
          Accounts receivable..........................................            (3,936)       (7,164)       (18,984)
          Financed receivables.........................................            (1,182)        1,182              -
          Other current assets.........................................              (163)       (1,116)        (7,177)
          Accounts payable.............................................              (499)          674          2,939
          Accrued expenses.............................................             2,458        (1,767)         6,390
          Deferred revenue.............................................             1,381         1,361          4,874
          Other........................................................              (705)          534           (245)
                                                                                  -------      --------        --------
                                                                                    3,242         4,088         13,707
                                                                                  -------      --------        --------
            Net cash used by discontinued business.....................            (1,303)         (170)             -
                                                                                  -------      --------        --------
                  Net cash provided by operating activities............             1,939         3,918         13,707
                                                                                  -------      --------        --------
Cash flows from investing activities:
   Purchases of short-term investments.................................                 -       (45,732)       (49,000)
   Maturities of short-term investments................................                 -        38,705         54,027
   Purchases of property and equipment.................................              (566)       (2,427)       (12,426)
   Proceeds from sale of product line..................................               700             -              -
   Cash acquired in acquisitions.......................................                 -           582            103
   Cash expenditures related to acquisitions...........................                 -        (2,410)       (11,231)
                                                                                  -------      --------        --------
             Net cash provided by (used in)  investing  activities.....               134       (11,282)       (18,527)
                                                                                  -------      --------        --------
Cash flows from financing activities:
   Repayments on bank line of credit, net..............................              (855)       (3,387)             -
   Repayments of long-term debt........................................              (487)       (2,541)         (1,174)
   Issuance of common stock and related tax benefit....................                37        28,770          14,017
   Treasury stock purchased ...........................................                 -          (262)         (1,463)
   Principal payments under capital lease obligation...................              (375)         (406)              -
                                                                                  -------      --------        --------
            Net cash provided by (used in) financing activities........            (1,680)       22,174          11,380
                                                                                  -------      --------        --------
Effect of exchange rate changes on cash................................              (525)         (165)             35
                                                                                  -------      --------        --------
Net increase (decrease)................................................              (132)       14,645           6,595
Cash and cash equivalents, beginning of year...........................               437           305          14,950
                                                                                  -------      --------        --------
Cash and cash equivalents, end of year.................................           $   305      $ 14,950        $ 21,545
                                                                                  -------      --------        --------
                                                                                  -------      --------        --------

                            PEREGRINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (CONTINUED)

                                                                                YEAR ENDED MARCH 31,
                                                                            ------------------------------
                                                                            1997      1998          1999
                                                                            ----     -------      --------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
      Interest.........................................................     $400     $    38      $     26
      Income taxes.....................................................     $ 27     $   622      $    155
Supplemental Disclosure of Noncash Investing and Financing Activities:
     Stock issued as consideration for acquisitions....................     $  -     $30,506      $105,449


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         Peregrine Systems, Inc. ("Peregrine" or the "Company") is a leading provider of Infrastructure Management solutions. Infrastructure Management unites the unique disciplines of the Consolidated Service Desk, Enterprise Asset Management, Facilities Management and Fleet Management through utilizing common shared data. The Company develops, markets, and supports its various Infrastructure Management applications. These products are designed to meet the Infrastructure Management requirements of large organizations and are distinguished by their breadth of functionality and their ability to be deployed across all major hardware platforms and network operating systems and protocols. The Company sells its software and services in North America and internationally through both a direct sales force and through business partnerships.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Peregrine Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported.

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

REVENUE RECOGNITION

         The Company generates revenues from licensing the rights to use its software products primarily to end users. The Company also generates revenues from post-contract support (maintenance), consulting and training services performed for customers who license its products. The Company does not provide professional services unrelated to its products.

         Revenues from software license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor specific objective evidence. Consulting revenues are primarily related to implementation services performed on a time and material basis under separate service agreements for the installation of the Company's software products. Revenues from consulting and training services are recognized as the respective services are performed.

         Cost of license revenues consists primarily of amounts paid to third-party vendors, product media, manuals, packaging materials, personnel and related shipping costs. Cost of maintenance and services revenues consists primarily of salaries, benefits, and allocated overhead costs incurred in providing telephone support, consulting services, and training to customers.

         Deferred revenue primarily relates to maintenance fees, which have been paid by customers in advance of the performance of these services.

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

         A significant portion of the Company's revenues are derived from its Infrastructure Management products and related services. Any factor adversely affecting the pricing of, demand for or market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations.

CASH AND CASH EQUIVALANTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight repurchase agreements and money market accounts. The carrying amount reported for cash and cash equivalents approximates its fair value.

SHORT-TERM INVESTMENTS

         The company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Short-term investments consist of auction rate preferred stock with original maturities at date of purchase beyond three months. These securities are classified as available-for-sale and are carried at market. The amount of gross unrealized gains or gross unrealized losses were not significant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

LONG- LIVED ASSETS

         The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of March 31, 1999, management believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

INTANGIBLE ASSETS

         Intangible assets are comprised of purchase price in excess of identifiable assets associated with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization, which is being amortized on a straight line basis over five years.

CAPITALIZED COMPUTER SOFTWARE

         In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. During the three years in the period ended March 31, 1999, no software development costs were capitalized as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred.

FOREIGN CURRENCY TRANSLATION AND RISK MANAGEMENT

         Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. Translation gains or losses of the Company's foreign subsidiaries are not included in operations but are reported as a separate component of stockholders' equity. The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations, while not significant in amount, are included in the results of operations.

         The Company enters into forward exchange contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are designated as and effective as a hedge and are inversely correlated to the hedged item as required by generally accepted accounting principles.

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE

         The Company applies the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share." SFAS No.128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potential dilutive common shares from outstanding stock options for the year ended March 31, 1997. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the years ended March 31, 1998 and March 31, 1999, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive. The following table provides reconciliation of numerators and denominators used in calculating basic and diluted income (loss) per share for the years presented.

                                                                                 For the Years Ended March 31,
                                                                           --------------------------------------
                                                                             1997            1998           1999
                                                                           -------         -------       --------
Net income (loss)                                                          $ 5,802         $  (616)      $(23,370)
                                                                           -------         -------       --------
                                                                           -------         -------       --------
BASIC INCOME (LOSS) PER SHARE:
      Weighted average common shares outstanding............                25,840          34,760         43,583
                                                                           -------         -------       --------
Basic income (loss) per share...............................               $  0.23         $ (0.02)      $  (0.54)
                                                                           -------         -------       --------
                                                                           -------         -------       --------
DILUTED INCOME (LOSS) PER SHARE:
      Weighted average common shares outstanding............                25,840          34,760         43,583
      Common stock options outstanding (unless anti-dilutive)                4,088               -              -
                                                                           -------         -------       --------
Total weighted average common shares and equivalents........                29,928          34,760         43,583
                                                                           -------         -------       --------
Diluted income (loss) per share.............................               $  0.19         $ (0.02)      $  (0.54)
                                                                           -------         -------       --------
                                                                           -------         -------       --------

STOCK SPLIT

         On January 29, 1999, the Company's Board of Directors declared a two-for-one stock split. This stock split was effected in the form of a stock dividend. Stockholders of record received one share of common stock for each share held. All stock related data in the consolidated financial statements and related notes reflect this stock split for all periods presented.

COMPREHENSIVE INCOME

         The Company has implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net income (loss) under the current rules, the Company is required to display the impact of any fluctuations in its foreign currency translation adjustments as a component of comprehensive income and to display an amount representing total comprehensive income for each period presented. The Company has presented the required information in the consolidated statements of stockholders' equity (deficit).

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal use software as well as assists in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company has not determined the impact of the adoption of SOP 98-1 as this is highly dependent upon the nature, timing and extent of future internal use software development.

         In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement of Position provides guidance on the financial reporting of start-up costs and organization costs. It requires that the cost of start-up activities and organization costs be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this SOP to have a material impact on its financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative - which focused on freestanding contracts such as options and forwards (including futures and swaps)-expanding it to include embedded derivatives and many commodity contracts. Under the Statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information" and has determined that it operates in one business segment dedicated to Infrastructure Management software (see Note 9, Geographic Operations).

2.  ACQUISITIONS

         In September 1997, the Company completed the acquisition of all of the outstanding stock of Apsylog, a developer of decision software solutions designed for asset management. The consideration given for the stock of Apsylog included 3,832,440 shares of Company Common Stock valued at a total purchase price of $38.6 million, including merger costs and assumed liabilities.

         On July 30, 1998, the Company completed the acquisition of Innovative Tech Systems, Inc. ("Innovative"), a developer of facilities infrastructure management software. The acquisition was structured as a tax-free stock-for-stock exchange resulting in the issuance of 5,918,328 shares of Company Common Stock for all outstanding shares of Innovative Common Stock valued at a total purchase price of $85.9 million, including merger costs and assumed liabilities.

         On September 23, 1998, the Company completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"), a developer of remote management software. The Company issued 784,160 shares of Company Common Stock in exchange for these assets valued at a total purchase price, including merger costs, of $15.6 million.

         On March 2, 1999, the Company completed the acquisition of Prototype, Inc. ("Prototype"), a developer of fleet infrastructure management software. The Company issued 761,141 shares of Company Common Stock and $1.1 million in cash for all of the outstanding shares of Prototype. The total purchase price, including merger costs and assumed liabilities, totaled $25.9 million.

    ACCOUNTING TREATMENT OF ACQUISTIONS

         All of the transactions above were accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values at the date of acquisition and the results of operations for each of the acquisitions have been included in the financial statements for the periods subsequent to acquisition.

         The Company allocated the fair values of the net assets acquired between acquired in-process research and development, developed technology and purchase price in excess of identifiable assets. The results of the allocation of values between the intangible assets are as follows:

In thousands:
                      ACQUIRED IN-PROCESS            PURCHASE PRICE IN EXCESS
ACQUISITION         RESEARCH & DEVELOPMENT            OF THE ACQUIRED ASSETS              TOTAL
-----------         ----------------------           ------------------------             -----
FISCAL 1998
Apsylog                    $  6,955                           $ 31,684                   $ 38,639
                           --------                           --------                   --------
                           $  6,955                           $ 31,684                   $ 38,639
                           --------                           --------                   --------
                           --------                           --------                   --------
FISCAL 1999
Innovative                 $18,907                            $ 67,032                   $ 85,939
ISS                          2,959                              12,614                     15,573
Prototype                    4,139                              21,728                     25,867
                           -------                            --------                   --------
                           $26,005                            $101,374                   $127,379
                           --------                           --------                   --------
                           --------                           --------                   --------

         The value of each acquisition's acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of the companies acquired prior to the close of each acquisition.

         The nature of the efforts required to develop acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the research and development project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective.

         No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with any of the acquired technologies. However, the Company believes that expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are substantially consistent with the Company's previous estimates.

         The Company has completed many of the original research and development projects in accordance with the plans outlined above. The company continues to work toward the completion of other projects. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for the Company's products. The risks associated with these efforts are still considered high and no assurance can be made that any upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect the Company's revenues and earnings in future quarters.

         During fiscal years 1998 and 1999 the Company expended $2.4 million and $11.2 million, respectively, for acquisition costs and liabilities assumed related to the acquisitions detailed above.

    PRO FORMA FINANCIAL INFORMATION

         The following table presents the unaudited pro forma results assuming the Company had acquired each of Apsylog and Innovative at (operations of ISS and Prototype are insignificant) the beginning of fiscal years 1998 and 1999, respectively. Net loss and diluted loss per share amounts have been adjusted to exclude acquired in process research and development write-offs of $7 million and $26 million, in fiscal years 1998 and 1999, respectively and to include goodwill amortization of $26 million and reflect the two-for-one split of the Company's common stock for both periods presented. This information may not necessarily be indicative of the future combined results of the Company.

In thousands, except per share data:

                                    PROFORMA
                            FOR THE YEARS ENDED MARCH 31,
                            -----------------------------
                                   (UNAUDITED)
                               1998            1999
                             --------        --------
Revenues                     $ 78,254        $144,063
Net loss                     $(16,936)       $(14,321)
Basic loss per share         $  (0.41)       $  (0.31)
Diluted loss per share       $  (0.41)       $  (0.31)

3. BALANCE SHEET COMPONENTS

   Other current assets consists of the following (in thousands):

                                                                                               MARCH 31,
                                                                                    ------------------------------
                                                                                      1998                  1999
                                                                                    -------               --------
    Prepaid expenses ...............................................                $ 2,661               $  4,928
    Other...........................................................                    244                  5,442
                                                                                    -------               --------
                                                                                    $ 2,905               $ 10,370
                                                                                    -------               --------
                                                                                    -------               --------

   Property and equipment consists of the following (in thousands):

                                                                                               MARCH 31,
                                                                                    ------------------------------
                                                                                      1998                  1999
                                                                                    -------               --------
    Furniture and equipment...............................................          $10,219               $ 23,075
    Leasehold improvements................................................            2,249                  5,035
                                                                                    -------               --------
                                                                                     12,468                 28,110
    Less accumulated depreciation.........................................           (7,013)               (12,215)
                                                                                    -------               --------
                                                                                    $ 5,455               $ 15,895
                                                                                    -------               --------
                                                                                    -------               --------

   Intangible assets, net and other consists of the following (in thousands):

                                                                                               MARCH 31,
                                                                                    ------------------------------
                                                                                      1998                  1999
                                                                                    -------               --------
    Intangible assets and other...........................................          $32,341               $134,338
    Less accumulated amortization.........................................           (3,168)               (21,180)
                                                                                    -------               --------
                                                                                    $29,173               $113,158
                                                                                    -------               --------
                                                                                    -------               --------

   Accrued expenses consists of the following (in thousands):

                                                                                               MARCH 31,
                                                                                    ------------------------------
                                                                                      1998                  1999
                                                                                    -------               --------
   Employee compensation..................................................          $ 2,745               $  7,370
   Commissions............................................................            3,494                  6,066
   Taxes..................................................................            1,843                  5,030
   Acquisition related liabilities........................................            1,112                  3,379
   Other..................................................................            1,909                  4,615
                                                                                    -------               --------
                                                                                    $11,103               $ 26,460
                                                                                    -------               --------
                                                                                    -------               --------

4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                           MARCH 31,
                                                                                     ---------------------
                                                                                      1998            1999
                                                                                     ------           ----
        Note payable to lessor. Unsecured; interest at 8%. Monthly
           payments of principal and interest of $4 through November 2003......      $  227           $194
        French Government Agency loans and other...............................         890            455
                                                                                     ------           ----
                                                                                      1,117            649
        Less current portion...................................................        (151)           (55)
                                                                                     ------           ----
                                                                                     $  966           $594
                                                                                     ------           ----
                                                                                     ------           ----

         Scheduled fiscal year principal payments on long-term debt due as of March 31, 1999 are as follows (in thousands):

2000.......................................................................................     $ 55
2001.......................................................................................       66
2002.......................................................................................      372
2003.......................................................................................      128
2004.......................................................................................       28
                                                                                                ----
                                                                                                $649
                                                                                                ----
                                                                                                ----

5. INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                      1998                  1999
                                                                                     ------                -------
Deferred tax assets:
   Net operating loss carryforwards .................................                $5,497                $ 3,148
   Section 197 Intangible Assets ....................................                     -                  3,143
   Deferred maintenance revenue .....................................                 1,452                  2,752
   Other ............................................................                 1,324                  1,030
                                                                                     ------                -------
                                                                                      8,273                 10,073
Deferred tax liabilities:
   Depreciation .....................................................                  (168)                  (324)
                                                                                     ------                -------
                                                                                      8,105                  9,749
Valuation allowance .................................................                  (808)                (3,951)
                                                                                     ------                -------
Net deferred tax assets .............................................                $7,297                $ 5,798
                                                                                     ------                -------
                                                                                     ------                -------

         As of March 31, 1999, the Company had net operating loss carryforwards of approximately $23.7 million for domestic federal income tax reporting purposes, which expire beginning in 2012. Approximately $15.6 million of the net operating loss carryforwards relate to the exercise or early disposition of stock options which will result in an increase in additional paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized. In certain circumstances, as specified in the Internal Revenue Code, a fifty percent or more ownership change by certain combinations of the Company's stockholders during any three year period could result in a limitation on the Company's ability to utilize portions of its domestic net operating loss carryforwards. As of March 31, 1999, the Company also had foreign net operating loss carryforwards of approximately $1.6 million, which can be carried forward indefinitely.

         A valuation allowance in the amount set forth in the table above has been recorded to properly reserve for a portion of the deferred tax assets due to uncertainties surrounding their realization. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

          A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows (in thousands):

                                                                                          MARCH 31,
                                                                           ------------------------------------
                                                                             1997          1998           1999
                                                                           -------        ------        -------
Federal tax provision (benefit) at the statutory rate ..............       $   980        $1,612        $(4,446)
State tax provision (benefit) , net of federal benefit (detriment) .           173           237           (654)
Foreign earnings taxed at lower rates ..............................             -             -           (912)
Tax  credits .......................................................             -             -           (860)
Non-deductible acquired in-process R&D and amortization of
   purchased intangibles............................................             -         3,943         14,023
Other ..............................................................           140            15              1
Change in valuation allowance ......................................        (2,885)         (449)         3,143
                                                                           -------        ------        -------
Total income tax provision (benefit) ...............................       $(1,592)       $5,358        $10,295
                                                                           -------        ------        -------
                                                                           -------        ------        -------

           The amounts stated in the table above for the years ended March 31, 1998 and 1999 include expenses (a significant portion of which are not tax deductible) of $10,123,000 and $44,016,219, respectively, related to the acquisition of in-process research and development and amortization of purchased intangibles. Excluding these acquisition-related expenses, the overall effective tax rate for the years ended March 31, 1998 and 1999 was
37.0 percent and 33.3 percent, respectively.

The income tax provision (benefit) consisted of the following (in thousands):

                                                                                          MARCH 31,
                                                                           ------------------------------------
                                                                             1997          1998           1999
                                                                           -------       -------        -------
   Current
      Federal .........................................................    $    76        $5,197        $ 5,304
      State ...........................................................         84         1,017            792
      Foreign .........................................................          -             -          2,700
                                                                           -------       -------        -------
   Total current ......................................................        160         6,214          8,796
                                                                           -------       -------        -------
   Deferred
      Federal .........................................................     (1,523)         (728)         1,262
      State ...........................................................       (229)         (128)           188
      Foreign .........................................................                        -             49
                                                                           -------       -------        -------
   Total deferred .....................................................     (1,752)         (856)         1,499
                                                                           -------       -------        -------
   Total provision (benefit) ..........................................    $(1,592)      $ 5,358        $10,295
                                                                           -------       -------        -------
                                                                           -------       -------        -------

         The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital at the time the benefit is realized. The amount of the benefit realized for the years ended March 31, 1998 and 1999 was $7,905,000 and $6,096,000, respectively.

         The income tax provision (benefit) was based upon income before taxes under the following jurisdictions:

                                                                                          MARCH 31,
                                                                           ------------------------------------
                                                                             1997          1998           1999
                                                                           -------        ------        -------
   Domestic ...........................................................    $ 3,513        $ (772)       $(21,041)
   Foreign ............................................................        697         5,514           7,966
                                                                           -------        ------        -------
   Total ..............................................................    $ 4,210        $4,742        $(13,075)
                                                                           -------        ------        -------
                                                                           -------        ------        -------

6. COMMITMENTS AND CONTINGENCIES

         The Company leases certain buildings and equipment under noncancelable operating lease agreements. The leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases totaled approximately $2,051,000, $2,565,000 and $4,570,000 in fiscal 1997, 1998, and 1999, respectively.

         Future minimum lease payments under noncancelable operating leases, at March 31, 1999 are as follows (in thousands):

                                                                                  OPERATING
                                                                                    LEASES
                                                                                  ---------
2000.........................................................................        6,508
2001.........................................................................       11,465
2002.........................................................................       13,589
2003.........................................................................       13,567
2004.........................................................................       12,215
Thereafter...................................................................       97,225
                                                                                  ---------
      Total minimum lease payments...........................................     $154,569
                                                                                  ---------
                                                                                  ---------

         The Company subleases office space at its corporate headquarters to an affiliated company. The term of the sublease is from June, 1996 to October, 2003 and requires monthly rental payments of approximately $17,000.

         On June 9, 1999, the Company entered into a series of leases covering up to approximately 540,000 square feet of office space in San Diego, including an option on approximately 118,000 square feet of office space. Construction has commenced on this campus location and the Company intends to begin moving into the location in the fall of 1999 as construction is completed over the next four years. The future minimum lease commitments detailed above contain the Company's future commitments of approximately
$124 million associated with these leases. To the extent the Company does not require all of the space under these leases, it has the right to sublet excess space.

         The Company pays commissions to employees who have authored certain of the Company's products based on a percentage of the respective product's sales. Commissions paid under such agreements are included in research and development expense in the accompanying consolidated statements of operations and were approximately $1,100,000, $1,700,000, and $3,200,000 for fiscal 1997, 1998, and 1999, respectively.

         The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

         The Company has authorized 5,000,000, $0.001 par value, undesignated preferred shares, none of which were issued or outstanding at March 31, 1998 and 1999. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by the Company's stockholders.

STOCK OPTIONS

         The Company has four stock option plans, the Nonqualified Stock Option Plan ("1990 Plan"), the 1991 Nonqualified Stock Option Plan ("1991 Plan"), the 1994 Stock Option Plan ("1994 Plan"), and the 1997 Director Option Plan (the "Director Plan").

         The Company may no longer grant options under the 1990 and 1991 Plans. The Company may grant up to 14,178,768 and 500,000 options under the 1994 Plan and Director Plan, respectively. Under the Plans, the option exercise price is determined by the Board of Directors on a per-grant basis, but shall not be less than fair market value. Option grants under all four stock option plans generally vest over four years. During December 1996, the Company recorded $631,000 in deferred compensation related to the grant of 370,000 options. This deferred compensation is being amortized on a straight line basis to expense over the options' four year vesting period.

         The following table summarizes the Company's four stock option plans at March 31, 1997, 1998, and 1999 as well as changes during the periods then ended. The table excludes all option plans acquired as the result of the Company's acquisitions during the periods presented, which represent options to purchase 379,000 shares at March 31, 1999.

                                                      WEIGHTED                       WEIGHTED                     WEIGHTED
                                    SHARES            AVERAGE        SHARES           AVERAGE       SHARES         AVERAGE
                                     (000)         EXERCISE PRICE     (000)       EXERCISE PRICE     (000)      EXERCISE PRICE
                                    ------         --------------    ------       --------------    ------      --------------
                                          MARCH 31, 1997                  MARCH 31, 1998                MARCH 31, 1999
                                    -----------------------------    ---------------------------    --------------------------
Outstanding, beginning of year       7,194.8           $0.90          8,122.6         $1.04          7,196.8        $ 3.39
                                    --------           -----         --------         -----         --------        ------
Granted.......................       1,979.8            1.62          3,257.6          6.80          5,958.6         14.86
Exercised.....................         (45.6)           0.82         (3,612.4)         0.75         (2,916.1)         1.59
Canceled......................      (1,006.4)           0.70           (571.0)         6.13           (987.9)         3.34
                                    --------           -----         --------         -----         --------        ------
Outstanding, end of year......       8,122.6           $1.04          7,196.8         $3.39          9,251.4        $11.36
                                    --------           -----         --------         -----         --------        ------
                                    --------           -----         --------         -----         --------        ------
Exercisable, end of year......       4,343.4           $0.74          2,321.0         $1.04          1,019.8        $ 4.18
                                    --------           -----         --------         -----         --------        ------
                                    --------           -----         --------         -----         --------        ------
Weighted average fair value of
   options granted............                         $ -                            $3.82                         $ 9.17
                                                       -----                          -----                         ------
                                                       -----                          -----                         ------

         The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, the Company continues to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25.

         Because certain of the options awarded to date have been granted at significant premiums, under the minimum value pricing model the options were determined to collectively have no value. As a result, had compensation cost for stock options granted during the year ended March 31, 1997 been determined consistent with SFAS No. 123, the Company's net income (loss) and related per share amounts on a pro forma basis would not be materially different as the per share amounts reported in the accompanying consolidated statements of operations for the year ended March 31, 1997.

         Compensation cost determined consistent with SFAS No. 123 would have reduced the Company's net income and related per share amounts on a pro-forma basis by $5.5 million and $0.13 in fiscal 1999 and $1.3 million and $0.07 in fiscal 1998. The fair value of each option grant is estimated using the minimum value method of option pricing model with the following assumptions used in fiscal 1999 and 1998, respectively: weighted average risk-free interest rate of 5.65 percent and 6.11 percent; volatility of 78.92 percent and 63.06 percent; expected dividend yields of 0.00 percent for both years; and an expected life of 4 years for both years.

RESTRICTED STOCK

         During fiscal 1996, the Company granted 1,200,000 shares of nontransferable common stock under restricted stock agreements to certain employees. These shares were valued at a fair value of $1.17. The restrictions lapse on the shares ten years from the date of grant or, if the Company achieves certain objectives for earnings growth from fiscal 1997 through fiscal 2002, or, on a change in control of the Company. The unearned portion of restricted stock is included in stockholders' equity and is being amortized as compensation expense on a straight-line basis over the vesting period. During fiscal 1998, 404,000 of the above shares were canceled.

         During the fiscal year 1998, the Company granted an additional 100,000 shares of nontransferrable common stock under restricted stock agreements valued at $6.3125. These shares vest over a six-year term and deferred compensation of $631,000 is currently being amortized as compensation expense over this term.

1997 EMPLOYEE STOCK PURCHASE PLAN

         In February 1997, the Board adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan ("Purchase Plan"). The Company has reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each option purchase period, as defined. No shares were issued under the Purchase Plan during fiscal 1997 and 70,000 and 62,000 shares were issued under the Purchase Plan during fiscal 1998 and 1999, respectively.

DIRECTOR OPTION PLAN

         In February 1997, the Board adopted, and the stockholders approved, the 1997 Director Option Plan ("Director Plan"). The Company has reserved 300,000 shares of common stock for issuance under the Director Plan. The Director Plan provides an initial grant of options to purchase 25,000 shares of common stock to each new eligible outside director of the Company upon election to the Board. In addition, commencing with the 1998 Annual Stockholders meeting, such eligible outside directors are granted an option to purchase 5,000 shares of common stock at each annual meeting. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options may be granted for periods up to ten years and generally vest over four years. No grants were made under the Director Plan in fiscal 1997 and 1998. A grant for 50,000 shares of common stock was made under the Director Plan in fiscal 1999.

8. EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) Employee Savings Plan ("Plan") covering substantially all employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to make contributions of up to 20 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company also contributes to the Plan by matching 25% of employee contributions. Amounts contributed to the Employee Savings Plan by the Company during fiscal 1997, 1998 and 1999 were $189,000, $200,000, and $467,000 respectively.

9. GEOGRAPHIC OPERATIONS

         The Company operates exclusively in the Intrastructure management software industry. A summary of the Company's operations by geographic area is presented below:

                                                  UNITED      EUROPE &
                                                  STATES       OTHER       CONSOLIDATED
                                                --------      --------     ------------
Year ended March 31, 1997
   Revenues...............................      $ 24,925      $10,110        $ 35,035
   Identifiable assets....................        14,353        5,385          19,738

Year ended March 31, 1998
   Revenues...............................      $ 39,512      $22,365        $ 61,877
   Identifiable assets....................        72,434       11,134          83,568

Year ended March 31, 1999
   Revenues...............................      $ 88,649      $49,414        $138,063
   Identifiable assets....................       179,376       28,337         207,713

         Amounts included in Europe and other above relate principally to the Company's European operations.

10.  SUBSEQUENT EVENT

         On April 2, 1999 the Company completed the acquisition of F.Print UK Ltd. ("FPrint"), a developer of desktop inventory and asset discovery software. The Company issued 754,231 shares of Company Common Stock and $1.3 million in cash for all of the outstanding shares of FPrint. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the Company will record the assets, including in-process research and development, and liabilities based on their fair values at the date of the acquisition. The results of operations for the acquisition will be included in the financial statements for the periods subsequent to the date thereof.

11.   QUARTERLY RESULTS (UNAUDITED)

         The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments (in thousands) necessary to fairly state the Company's consolidated results of operations and related information for the periods presented.

                                                                                 THREE MONTHS ENDED
                                                       --------------------------------------------------------------
                                                       JUNE 30,      SEPTEMBER 30,       DECEMBER 31,       MARCH 31,
                                                         1997            1997               1997              1998
                                                       --------      -------------       ------------       ---------
License revenues  ..........................           $  6,328         $  7,039           $ 12,374         $ 13,050
Services revenues ..........................              4,687            5,164              6,135            7,100
Total costs and expenses....................            (8,944)          (16,555)           (15,693)         (16,782)
                                                       --------      -------------       ------------       ---------
Income (loss) from operations...............              2,071           (4,352)             2,816            3,368
Interest income (expense) and other.........                178              226                204              231
Income tax expense..........................                832            1,048              1,632            1,846
                                                       --------      -------------       ------------       ---------
Net income (loss) ..........................           $  1,417         $ (5,174)          $  1,388         $  1,753
                                                       --------      -------------       ------------       ---------
                                                       --------      -------------       ------------       ---------
Basic income (loss) per share...............           $   0.05         $  (0.17)          $   0.04         $   0.05
                                                       --------      -------------       ------------       ---------
                                                       --------      -------------       ------------       ---------
Diluted income (loss) per share.............           $   0.04         $  (0.17)          $   0.03         $   0.04
                                                       --------      -------------       ------------       ---------
                                                       --------      -------------       ------------       ---------

                                                                                 THREE MONTHS ENDED
                                                       --------------------------------------------------------------
                                                       JUNE 30,      SEPTEMBER 30,       DECEMBER 31,       MARCH 31,
                                                         1998            1998               1998              1999
                                                       --------      -------------       ------------       ---------
License revenues ...........................           $ 13,882         $ 17,375           $ 26,064          $ 30,041
Services revenues ..........................              7,868           12,279             14,485            16,069
Total costs and expenses....................            (18,432)         (49,960)           (37,051)          (46,359)
                                                       --------      -------------       ------------       ---------
Income (loss) from operations...............              3,318          (20,306)             3,498              (249)
Interest income (expense) and other.........                260              193                100               111
Income tax expense..........................              1,742            2,209              2,969             3,375
                                                       --------      -------------       ------------       ---------
Net income (loss) ..........................           $  1,836         $(22,322)          $    629          $ (3,513)
                                                       --------      -------------       ------------       ---------
                                                       --------      -------------       ------------       ---------
Basic income (loss) per share...............           $   0.05         $  (0.52)          $   0.01          $  (0.07)
                                                       --------      -------------       ------------       ---------
                                                       --------      -------------       ------------       ---------
Diluted income (loss) per share.............           $   0.04         $  (0.52)          $   0.01          $  (0.07)
                                                       --------      -------------       ------------       ---------
                                                       --------      -------------       ------------       ---------