Form 10-Q
period 1999-06-30
PEREGRINE SYSTEMS INC
filed 1999-08-13
CIK 1031107

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  YES X NO
                                     --   --


         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1999 was 49,666,638.
===============================================================================

                             PEREGRINE SYSTEMS, INC.


                                TABLE OF CONTENTS

PART I.                           FINANCIAL INFORMATION                                                PAGE NO.
                                                                                                      --------
 Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
           March 31, 1999........................................................................          3

         Condensed Consolidated Statements of Operations for the Three Months Ended
           June 30, 1999 and 1998 (unaudited)....................................................          4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           June 30, 1999 and 1998 (unaudited)....................................................          5

         Notes to condensed Consolidated Financial Statements....................................          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..           8

PART II.                           OTHER INFORMATION

 Item  2. Changes in Securities..................................................................         19

 Item  4. Submission of Matters to a Vote of Security Holders....................................         19

 Item  6. Exhibits and Reports on Form 8-K.......................................................         19

Signatures.......................................................................................         20

                                     PART I

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              MARCH 31,           JUNE 30,
                                                                                1999                1999
                                                                              ---------           ---------
                                                                              (AUDITED)           (UNAUDITED)
                                            ASSETS
Current Assets:
Cash, cash equivalents, and short-term investments.....................        $ 23,545           $ 18,097
Accounts receivable, net of allowance for doubtful accounts of $1,248
      and $1,355, respectively.........................................          38,947             43,737
Other current assets...................................................          16,168             18,461
                                                                                 ------             ------
      Total current assets.............................................          78,660             80,295
Property and equipment, net............................................          15,895             18,206
Intangible assets and other, net.......................................         113,158            129,373
                                                                                -------            -------
                                                                               $207,713           $227,874
                                                                               ========           ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................................................        $  6,795           $  7,045
   Accrued expenses....................................................          26,460             23,594
   Deferred revenue....................................................          20,048             21,923
   Current portion of long-term debt...................................              55                 52
                                                                             -----------        -----------
      Total current liabilities........................................          53,358             52,614
Long-term debt, net of current portion.................................             594                554
Deferred revenue, net of current portion...............................           2,980              2,434
                                                                                  -----              -----
      Total liabilities................................................          56,932             55,602
                                                                                 ------             ------
Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized, no
      shares issued or outstanding.....................................              -                  -
   Common stock, $0.001 par value, 200,000,000 shares authorized,
      48,553,000 and 49,666,638 shares issued and outstanding,
      respectively.....................................................              49                 50
   Additional paid-in capital..........................................         193,787            221,574
   Accumulated deficit.................................................         (39,793)           (44,634)
   Unearned portion of deferred compensation...........................          (1,019)              (933)
   Cumulative translation adjustment...................................            (518)              (775)
   Treasury stock, at cost.............................................          (1,725)            (3,010)
                                                                                ------             ------
        Total stockholders' equity.....................................         150,781            172,272
                                                                                ------             ------
                                                                               $207,713           $227,874
                                                                                ------             ------
                                                                                ------             ------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                       -----------------------------
                                                                                         1998               1999
                                                                                        ------------        ---------
Revenues:
   Licenses..............................................................                $13,882           $32,092
   Services..............................................................                  7,868            19,513
                                                                                        ---------          -------
      Total revenues.....................................................                 21,750            51,605
                                                                                        ---------          -------
Costs and Expenses:
   Cost of licenses......................................................                     71               443
   Cost of services......................................................                  4,455            12,236
   Sales and marketing...................................................                  8,142            19,101
   Research and development..............................................                  2,393             5,450
   General and administrative............................................                  1,787             3,878
   Amortization of intangible assets.....................................                  1,584             7,791
   Acquired in-process research and development costs....................                      -             4,194
                                                                                        ---------          -------
      Total costs and expenses...........................................                 18,432            53,093
                                                                                        ---------          -------
Income (loss) from operations............................................                  3,318            (1,488)
    Interest income, net.................................................                    260                86
                                                                                        ----------         --------
Income (loss) from operations before income taxes........................                  3,578            (1,402)
Income taxes.............................................................                  1,742             3,439
                                                                                        ---------          -------
   Net income (loss).....................................................              $   1,836           $(4,841)
                                                                                        ========           =======

Net income (loss) per share - basic:
   Net income (loss) per share...........................................             $     0.05          $  (0.10)
                                                                                      ==========          ========
   Shares used in computation............................................                 38,470            49,646
                                                                                       =========          ========

Net income (loss) per share - diluted:
   Net income (loss) per share...........................................             $     0.04          $  (0.10)
                                                                                      ==========          ========
   Shares used in computation............................................                 40,956            49,646
                                                                                      ==========          ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                          1998          1999
                                                                       -----------     -------
Cash flow from operating activities:
   Net income (loss)..........................................           $ 1,836      $ (4,841)
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization..............................             2,045         8,473
   Acquired in-process research and development costs.........                 -         4,194
   Increase (decrease) in cash resulting from changes, net of business acquired, in:
        Accounts receivable.................................              (1,168)       (4,143)
        Other current assets................................              (2,148)       (2,230)
        Accounts payable......................................             2,014           108
        Accrued expenses......................................              (189)       (7,032)
        Deferred revenue......................................            (1,271)          680
        Other current assets..................................                28        (1,035)
                                                                        --------        ------
            Net cash provided by (used in) operating activities            1,147        (5,826)
                                                                        --------        ------
Cash flows from investing activities:
      Purchases of short-term investments.....................          (27,573)              -
      Maturities of short-term investments....................           26,800           2,000
      Purchases of property and equipment.....................           (2,191)         (2,551)
      Equity investments and other............................                -            (451)
                                                                       ---------         -------
            Net cash used in investing activities.............           (2,964)         (1,002)
                                                                       ---------         -------
 Cash flows from financing activities:
      Repayments of long-term debt............................             (417)            (43)
      Issuance of common stock................................             1,356          4,965
      Treasury stock purchased................................              (809)        (1,285)
                                                                       ---------         -------
        Net cash provided by financing activities.............               130          3,637
                                                                       ---------         -------
Effect of exchange rate changes on cash.......................               (47)          (257)
                                                                       ---------         -------
Net (decrease) in cash and cash equivalents...................            (1,734)        (3,448)
Cash and cash equivalents, beginning of period................            14,950         21,545
                                                                       ---------         -------
Cash and cash equivalents, end of period......................           $13,216        $18,097
                                                                         =======        =======

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
          Interest............................................         $     5          $     7

          Income taxes........................................         $    20          $    84

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three month periods ended June 30, 1999 and 1998 have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) and have not been audited. These financial statements, in our opinion, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 1999, which provides further information regarding Peregrine's significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

NOTE 2.  EARNINGS PER SHARE

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury stock and dilutive if-converted methods.

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                  THREE MONTHS ENDED JUNE 30
                                                                                   1998             1999
                                                                                --------         ----------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                      PER SHARE AMOUNTS)
Numerator:
    Net income (loss).......................................................    $ 1,836          $ (4,841)
                                                                                =======          ========

Denominator:
   Denominator for basic net income (loss) per share, weighted average shares    38,470            49,646
   Effect of dilutive securities:
   Employee stock options...................................................      2,486                 -
                                                                                -------          --------
   Dilutive potential common shares.........................................     40,956            49,646
   Denominator for diluted net income (loss) per share......................     40,956            49,646
                                                                                 ======           =======

   Net income (loss) per share - basic......................................    $  0.05          $   (0.10)
                                                                                =======          =========
   Net income (loss) per share - diluted....................................    $  0.04          $   (0.10)
                                                                                =======          =========

NOTE 3.  ACQUISITION

         On April 2, 1999, we completed the acquisition of F.Print UK Ltd. ("FPrint"), a developer of desktop inventory and asset discovery software. Peregrine issued 754,231 shares of our common stock and $1.3 million in cash for all of the outstanding shares of FPrint for a total purchase price, including merger costs, of $26.2 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, including acquired in-process research and development costs, and liabilities, were recorded based on their fair values at the date of acquisition. The results of FPrint's operations have been included in our financial statements for the period subsequent to acquisition and did not have a material impact on Peregrine's results of operations.

NOTE 4.  SUBSEQUENT EVENT

         In July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. Borrowings under the credit facility will be secured by substantially all assets and shall bear interest at a rate equal to LIBOR plus the applicable margin rate. The proceeds of the senior credit facility shall be used for general corporate purposes, including acquisitions.

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

OVERVIEW

         Peregrine develops, markets, and supports an integrated suite of applications that automates the management of complex, enterprise-wide information and infrastructure assets.

         During fiscal 1998, we determined that customer needs required a more comprehensive solution for control and management of their infrastructure assets, including availability of assets, minimizing investments and expense, consolidating data, and interfacing to enterprise applications. Accordingly, we refocused our marketing strategy and product positioning to focus on this Infrastructure Management strategy. Our focus on the Infrastructure Management strategy, rapid growth, and acquisitions have resulted in continuing efforts to redefine the product development strategy, establish a comprehensive marketing strategy, and strengthen our financial and budgeting processes.

         Executing on that strategy, in September 1997 we acquired United Software, Inc., including its wholly-owned subsidiary Apsylog S.A. ("Apsylog"). During fiscal 1999, we continued to execute on our Infrastructure Management strategy, making several strategic acquisitions to expand our product offerings. In July 1998, we acquired Innovative Tech Systems, Inc. ("Innovative") providing us with software products and experience to address facilities infrastructure management. In September 1998, we completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"), expanding our information technology infrastructure management offerings. In March 1999, we entered into the fleet infrastructure management market with the acquisition of Prototype, Inc. ("Prototype"). Peregrine's software products are currently available on most major computer operating platforms, however for the past two years over 85% of our license sales have been attributable to UNIX and Windows NT platforms.

         Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. We also provide ongoing maintenance services, which include technical support and product enhancements, for an annual fee.

         Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of Peregrine's products. Revenues from consulting and training services are recognized as the respective services are performed.

         A substantial portion of our license revenue is derived from the sale of our Infrastructure Management applications and is expected to account for a substantial portion of revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of the Infrastructure Management strategy and applications, including future product enhancements. Factors adversely affecting the pricing of, demand for or market acceptance of the Infrastructure Management applications, such as competition or technological change, could have a material adverse effect on our business, operating results, and financial condition.

         We conduct business overseas in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. We currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results and financial condition. Currently, we mitigate our currency risks through our foreign currency forward hedging program. The hedging program consists primarily of using forward-rate currency contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations. Currency contracts are in accordance with SFAS No. 52 and receive hedge accounting treatment. Accordingly, to the extent properly hedged by obligations denominated in local currencies, our foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that our hedging activities will adequately protect Peregrine against such risk.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                   1998                    1999
                                                                                   -------                 -----
            STATEMENT OF OPERATIONS DATA:
               Revenues:
                Licenses...............................................              63.8%                62.2%
                Services...............................................              36.2                 37.8
                                                                                    -----                -----
                  Total revenues.......................................             100.0                100.0
                                                                                    -----                -----
               Costs and expenses:
                Cost of licenses.......................................               0.4                  0.9
                Cost of services.......................................              20.5                 23.7
                Sales and marketing....................................              37.4                 37.0
                Research and development...............................              11.0                 10.6
                General and administrative.............................               8.2                  7.5
                Amortization of intangible assets......................               7.3                 15.1
                Acquired in-process research and development costs.....                -                   8.1
                                                                                    -----                -----
                  Total costs and expenses.............................              84.8                102.9
                                                                                    -----                -----
             Income (loss) from operations.............................              15.2                 (2.9)
             Interest income, net......................................               1.2                  0.2
                                                                                    -----                -----
             Income (loss) from operations before income taxes.........              16.4                 (2.7)
                                                                                    -----                -----
             Income tax................................................               8.0                  6.7
                                                                                    -----                -----
             Net income (loss).........................................               8.4%                (9.4)%
                                                                                    -----                -----
                                                                                    -----                -----

THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

REVENUES

         Total revenues were $51.6 million and $21.8 million in the first quarter of fiscal 2000 and 1999, respectively, representing a period-to-period increase of 137%.

         LICENSES. License revenues were $32.1 million and $13.9 million in the first quarter of fiscal 2000 and 1999, respectively, representing 62% and 64% of total revenues in the respective periods. The increases in license revenues are attributable to increased demand for new licenses of our Infrastructure Management applications, additional application seats purchased by existing customers, additional applications purchased by existing customers, higher average transaction sizes, more effective corporate marketing programs, the expansion of our domestic and international sales forces, and acquisitions.

         SERVICES. Services revenues were $19.5 million and $7.9 million in the first quarter of fiscal 2000 and 1999, respectively, representing 38% and 36% of total revenues in the respective periods. The percentage and dollar increases are primarily attributable to an increased number of consulting engagements related to implementation of software from initial license agreements.

COSTS AND EXPENSES

         COST OF LICENSES. Cost of licenses were $443,000 and $71,000 in the first quarter of fiscal 2000 and 1999, respectively, each representing less than 1% of total license revenues in the respective periods.

         COST OF SERVICES. Cost of services revenues were $12.2 million and $4.5 million in the first quarter of fiscal 2000 and 1999, respectively, representing 63% and 57% of total service revenues in the respective periods. The dollar increase is primarily attributable to an increase in professional services personnel. Cost of services increased as a percentage of related revenues due largely to a greater percentage growth in lower margin consulting revenue compared to support revenue.

         SALES AND MARKETING. Sales and marketing expenses were $19.1 million and $8.1 million in the first quarter of fiscal 2000 and 1999, respectively, representing 37% of total revenues in both periods. The dollar increase in sales and marketing expenses is attributable to the significant expansion of both the North American and international sales forces, increase in marketing personnel, the effect of combining the sales and marketing operations of the acquisitions made during fiscal 2000 and 1999, and the effect of moderate operating expense increases. If we experience a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $5.5 million and $2.4 million in the first quarter of fiscal 2000 and 1999, respectively, representing 11% of total revenues in both periods. The dollar increase from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 is due primarily to an increase in the number of personnel conducting research and development and quality assurance efforts.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.9 million and $1.8 million in the first quarter of fiscal 2000 and 1999, respectively, representing 8% of total revenues in both periods. The dollar increase from fiscal 1999 to 2000 is primarily attributable to costs associated with administrative personnel additions to support our growth.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $7.8 million and $1.6 million were incurred in the first quarter of fiscal 2000 and 1999, respectively, representing 15% and 7% of total revenues in the respective periods. The dollar and percentage increases are attributable to the amortization of intangible assets which relate to acquisitions made during fiscal 2000 and 1999.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. The acquired in-process research and development costs of $4.2 million incurred in the first quarter of fiscal 2000 relate to the acquisition of FPrint.

PROVISION FOR INCOME TAXES

         Income tax expense for the first fiscal quarter of 2000 amounted to $3.4 million compared with $1.7 million in the comparable quarter of fiscal 1999. This increase results from the $5.4 million dollar increase in income before taxes and excluding acquired in-process research and development costs and amortization of intangibles. Excluding the effect of the amortization of intangible assets and acquired in-process research and development costs, the effective tax rates for the first quarters of fiscal 2000 and fiscal 1999 were 33% and 34%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our decrease in cash from March 1999 to June 1999 was primarily attributable to capital expenditures for infrastructure associated with our growth, acquisitions, and other equity investments. Separately, future lease commitments totaling $124 million for our recently signed campus leases will commence prior to fiscal year end. The leases and commitments cover an approximately twelve year period.

         During July 1999 we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. We believe that our current cash, short-term investments, cash flow from operations, and the available facility will be sufficient to meet our working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

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

         HISTORY OF OPERATING LOSSES. Through June 30, 1999, we have recorded cumulative net losses of approximately $44.6 million, including approximately $37.2 million related to the write-off of acquired in-process research and development in connection with acquisitions. Our applications have changed substantially since the mid-1990s. In addition, we have acquired or developed a significant number of applications bringing our total number of applications to in excess of 20 in the last three years. As a result, prediction of our future operating results is difficult, if not impossible. Although we achieved profitability during the years ended March 31, 1998 and 1999 (excluding the impact of the $33.0 million charge related to acquired in-process research and development in connection with the acquisitions), there can be no assurance that we will be able to remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in revenues we have experienced in recent years is indicative of future revenue growth or future operating results.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; LENGTHY SALES CYCLE; SEASONALITY. Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others, our ability to develop, introduce and market new and enhanced versions of our software on a timely basis; market demand for the Company's software; the size, timing and contractual terms of significant orders; the timing and significance of new software product announcements or releases by Peregrine or our competitors; changes in our pricing policies or out competitors; changes in our business strategies; budgeting cycles of our potential customers; changes in the mix of software products and services sold; reliance on indirect sales forces like systems integrators and channels; changes in the mix of revenues attributable to domestic and international sales; the impact of acquisitions of competitors; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes. We have often recognized a substantial portion of our revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of our products may be deferred or canceled, which could have a material adverse effect on our business, operating results and financial condition.

         The license of our software generally requires us to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of the transaction and the level of competition which we encounter in our selling activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on our business, operating results and financial condition.

         Our business has experienced and is expected to continue to experience seasonality. Our revenues and operating results in our December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, while revenues and operating results in the March quarter typically benefit from the efforts of our sales force to meet fiscal year-end sales quotas. In addition, we are currently attempting to expand our presence in international markets, including Europe, the Pacific Rim, and Latin America. International revenues comprise a significant percentage of our total revenues, and we may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

         INTEGRATION OF INNOVATIVE TECH SYSTEMS INTO PEREGRINE'S BUSINESS. The acquisition of Innovative, which was completed in July 1998, will require continuing integration of Innovative into Peregrine. Prior to the acquisition, Innovative and Peregrine were two geographically separated companies that had been operated independently. We believe that the acquisition of Innovative will further our strategy to provide customers with a complete infrastructure management software solution. However, difficulties may be encountered in integrating the product offerings, operations and technology of Innovative with those of Peregrine. We may not be able to successfully complete technology development or market new products currently in development or develop any new products that relate to the Innovative products. Anticipated marketing, distribution, or other operational benefits and efficiencies from the acquisition of Innovative may not be achieved. The morale of Peregrine and Innovative employees may be adversely affected as a result of the acquisition and the resulting integration.

         Integrating Innovative into our existing business may prove difficult given that the two companies are geographically separated, have different corporate cultures and have personnel with different business backgrounds. We may not be able to retain a sufficient number of Innovative's key employees. Additionally, we may have problems combining the engineering teams from Innovative with our existing teams so that such teams will successfully cooperate and realize any technological benefits from the combined businesses. Sales of Innovative products may not be markedly enhanced by the broader distribution and marketing opportunities available through Peregrine. We may not be able to benefit from the broader product offerings available as a result of the acquisition or from any other anticipated benefits. Any failure to integrate the businesses and technologies of the companies successfully or any failure to realize the anticipated benefits of the acquisition could materially adversely affect our business, results of operations, and financial condition.

         In addition, if our management devotes too much time and attention to the integration of Innovative into our existing business, this also could materially adversely affect our business, operating results, and financial condition.

         RISKS ASSOCIATED WITH PEREGRINE ACQUISITIONS. Since September 1997, we have completed five acquisitions. In the future Peregrine may make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing integrated infrastructure management software solutions to businesses. Past acquisitions and any future acquisitions or investments that Peregrine may complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

         - difficulty in combining the technology, operations, or work force of the acquired business
         - disruption of on-going businesses
         - difficulty in realizing the potential financial and strategic position of Peregrine through the successful integration of the acquired business
         - difficulty in maintaining uniform standards, controls, procedures, and policies - possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel
         - difficulty in adding significant numbers of new employees, including training, evaluation, and coordination of effort of all employees towards our corporate mission
         - diversion of management attention
         - difficulty in obtaining preferred acquisition accounting treatment for these types of transactions; likelihood that future acquisitions will require purchase accounting resulting in increased intangible assets and goodwill, substantial amortization of such assets and goodwill, and a negative impact on reported earnings
         - potential dilutive effect on earnings

         The risks described above, either individually or in the aggregate, could materially adversely affect our business, operating results, and financial condition. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of Peregrine common stock, or a combination of cash and Peregrine common stock. However, we may not be able to complete any such additional acquisitions in the future.

         DEPENDENCE ON MARKET ACCEPTANCE OF INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS. Until recently, our product strategy has focused on integrating a broad array of IT management applications with other traditional internal help desk applications to create an Enterprise Service Desk capable of managing multiple aspects of an enterprise's IT structure. In recent years, we have broadened our product line beyond traditional IT infrastructure management to offer a more comprehensive product suite capable of managing a business enterprise's IT infrastructure, physical plant and facilities, communications infrastructure, distribution systems, and fleets.

         In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, we believe that a market for integrated enterprise-wide infrastructure management solutions, including applications for IT management, asset management, building and facilities management, communications resource management, distribution systems management, and fleet management, is evolving from existing requirements for specific IT management solutions. However, the existence of such a market is unproven. If such a market does not fully develop, this would have a materially adverse effect on our business, results of operations, or financial condition. Regardless of the development of a market for integrated Infrastructure Management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of one or more of our Infrastructure Management applications, could have a material adverse effect on our business, results of operations, and financial condition.

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

         DEPENDENCE ON KEY PERSONNEL. Our success will depend to a significant extent on the continued service of our senior management and certain other key employees, including selected sales, consulting, technical and marketing personnel. Few of our employees, including senior management, are bound by an employment or noncompetition agreement. In addition, we do not generally maintain key man life insurance on any employee. The loss of the services of one or more of our executive officers or key employees or the decision of one or more of such officers or employees to join a competitor or otherwise compete directly or indirectly with us could have a material adverse effect on our business, operating results and financial condition.

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

         FOREIGN EMPLOYEES. To achieve our business objectives we must be able to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase our reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary, including as a result of limitations imposed by federal immigration laws and the availability of visas issued thereunder, could materially adversely affect our business and operating results. Foreign computer professionals such as those employed by us typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited by federal immigration law. Currently, Congress is considering approving an increase in the number of visas available. We cannot predict whether such legislation will ultimately become law. We also cannot predict what effect any future changes in the federal immigration laws will have on our business, operating results, or financial condition.

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

         EXISTING COMPETITION. We have faced competition from a number of sources, including:

         - providers of internal help desk software applications such as Remedy Corporation and Software Artistry, Inc. (now a division of Tivoli Systems, Inc.)
         - customer interaction software companies such as Clarify, Inc. and The Vantive Corporation, whose products include internal help desk applications
         - information technology and systems management companies such as IBM, Computer Associates International, Inc., Network Associates, Inc., and Hewlett-Packard Company
         - providers of asset management and facilities management software
         - the internal information technology departments of those companies with infrastructure management needs

         FUTURE COMPETITION. Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the market for enterprise Infrastructure Management applications develops. In addition, current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with our smaller competitors. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

         MANAGEMENT OF GROWTH. We have grown significantly in recent periods, with total revenues increasing from $35.0 million in fiscal 1997 to $61.9 million in fiscal 1998, and to $138.1 million in fiscal 1999.

         If we achieve our growth plans, including the integration of technology acquired in acquisitions, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other Peregrine resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with the acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results, and financial condition.

         CAPITAL COMMITMENT. In June 1999, we entered into a series of leases providing approximately 540,000 square feet of office space, including an option for approximately 118,000 square feet of space. Even excluding the exercise of the option, the leases require minimum lease payments of approximately $124 million over the terms of the leases, approximately twelve years. This office space is intended for a five building (including the option) campus setting in San Diego, CA. Construction has commenced on the first building and the final building is scheduled for delivery in 2003. The capital commitments, construction oversight, and moving of personnel and facilities involved in a transaction of this type and magnitude present numerous risks involving estimation of future events, including growth of our business, and execution of the transaction. Examples of the risks involved include: failure to properly estimate the growth of our business in the future; inability to sublease excess office space that may result; disruption of operations; and inability to match substantially-fixed lease payments with fluctuating revenues.

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

         CONTROL BY EXISTING STOCKHOLDERS. Based on shares outstanding as of May 31, 1999, Peregrine's officers, directors, and entities directly related to such individuals together beneficially own approximately 28.6% of the outstanding shares of Peregrine common stock. In particular, John J. Moores, Chairman of Peregrine's board of directors, owns approximately 22.3% of the outstanding shares. As a result, Peregrine's officers and directors will be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of Peregrine. Such concentrated share ownership may prevent or discourage potential bids to acquire Peregrine unless the terms of acquisition are approved by such officers and directors.

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

         Because our software products are complex, these products may contain errors that could be detected at any point in a product's life cycle. In the past we have discovered software errors in certain of our products and have experienced delays in shipment of our products during the period required to correct these errors. Despite testing by Peregrine and by current and potential customers, errors in our products may be found in the future. Detection of such errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. If any of these results were to occur, our business, operating results, and financial condition could be materially adversely affected.

         DEPENDENCE ON PROPRIETARY TECHNOLOGY. Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we do not expect software piracy to be a persistent problem, some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources to Peregrine and could materially adversely affect our business, operating results, and financial condition.

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

         UNDESIGNATED PREFERRED STOCK. Peregrine's board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges, and restrictions of such preferred stock without any further vote or action by Peregrine's stockholders. The issuance of preferred stock allows Peregrine to have flexibility in connection with possible acquisitions and other corporate purposes. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by the Peregrine stockholders. As a result, the market price of the Peregrine common stock and the voting and other rights of the holders of Peregrine common stock may be adversely affected. The issuance of preferred stock may result in the loss of voting control to others. Peregrine has no current plans to issue any shares of preferred stock.

         CHARTER PROVISIONS. Certain provisions of Peregrine's charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the Peregrine board of directors and in the policies set by the board. These provisions also discourage certain types of transactions which may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of Peregrine to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for Peregrine's shares. As a result, these provisions may prevent the market price of Peregrine common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of Peregrine.

         ANTITAKEOVER EFFECTS OF DELAWARE LAW. Peregrine is subject to the antitakeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. The Delaware law prevents certain Delaware corporations, including Peregrine, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that such stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" includes, among other things, a merger or consolidation involving Peregrine and the interested stockholder and the sale of more than 10% of Peregrine's assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a company and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the antitakeover provisions. Peregrine has not "opted out" of the antitakeover provisions of Delaware Law.

         VOLATILITY OF TRADING PRICES. We completed the initial public offering of Peregrine common stock in April 1997. Prior to April 1997 no public market existed for Peregrine common stock. In the past, the market price of our common stock has varied greatly and the volume of our common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation result due to a number of factors including:

         - any shortfall in revenues or net income from revenues or net income expected by securities analysts
         - announcements of new products by Peregrine or our competitors
         - quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors
         - changes in analysts' estimates of our financial performance, the financial performance of our competitors, or the financial performance of software companies in general
         - general conditions in the software industry - changes in prices for our products or the products of our competitors
         - changes in our revenue growth rates or the growth rates of our competitors
         - sales of large blocks of the Peregrine common stock conditions in the financial markets in general

         In addition, the stock market may from time to time experience extreme price and volume fluctuations. Many technology companies in particular have experienced such fluctuations. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market prices of our common stock may experience significant fluctuations in the future.

         RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT RISKS. The markets for our products are subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, our position in our existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. Our product development efforts are expected to continue to require substantial investments. There can be no assurance that we will have sufficient resources to make the necessary investments. We have in the past experienced development delays, and there can be no assurance that we will not experience such delays in the future. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will achieve market acceptance, or that our current or future products will conform to industry requirements. Our inability, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on business, results of operations, and financial condition.

         Software products as complex as those we offer may contain errors that may be detected at any point in a product's life cycle. We have in the past discovered software errors in certain of our products and have experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations, and financial condition.

                                    PART II.
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

           Exhibits      Exhibit Title
           --------      -------------
             27.1        Financial Data Schedule.

b)  Reports on Form 8-K:

         Peregrine filed a Current Report on Form 8-K in April 1999 in connection with the acquisition of F.Print UK Ltd.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 13th day of August, 1999.

                         PEREGRINE SYSTEMS, INC.



                         By        /s/ David A. Farley
                           ------------------------------------------
                                       David A. Farley
                              Senior Vice President, Finance and
                           Administration and Chief Financial Officer
                                  (Principal Financial Officer)







                         By        /s/ Matthew C. Gless
                           ------------------------------------------
                                       Matthew C. Gless
                                   Vice President, Finance
                                and Chief Accounting Officer