Form 10-Q
period 1999-09-30
PEREGRINE SYSTEMS INC
filed 1999-11-15
CIK 1031107

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

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

                       YES  X          NO
                           ---            ---


         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of October 30, 1999, was 50,955,610.

                             PEREGRINE SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I.                                         FINANCIAL INFORMATION                                       PAGE NO.
-------                                         ---------------------                                       --------
     Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
           March 31,1999................................................................................       3

           Condensed Consolidated Statements of Operations for the Three Months Ended
           September 30, 1999 and 1998 (unaudited)  ....................................................       4

           Condensed Consolidated Statements of Operations for the Six Months Ended
           September 30, 1999 and 1998 (unaudited)......................................................       4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           September 30, 1999 and 1998 (unaudited)......................................................       5

           Notes to Condensed Consolidated Financial Statements (unaudited).............................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....       8

PART II.                                        OTHER INFORMATION
--------                                        -----------------

     Item  2.  Changes in Securities....................................................................      21

     Item  4.  Submission of Matters to a Vote of Security Holders......................................      21

     Item  6.  Exhibits and Reports on Form 8-K.........................................................      21

Signatures..............................................................................................      22


                                     PART I

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           SEPTEMBER 30,        MARCH 31,
                                                                               1999               1999
                                                                               -----              ----
                                                                            (UNAUDITED)         (AUDITED)
                                            ASSETS

Current Assets:
Cash, cash equivalents, and short-term investments.....................    $  24,858            $  23,545
Accounts receivable, net of allowance for doubtful accounts of $1,529
      and $1,248, respectively.........................................       51,058               38,947
Other current assets...................................................       17,407               16,168
                                                                           ---------            ---------
      Total current assets.............................................       93,323               78,660
Property and equipment, net............................................       20,934               15,895
Intangible assets and other, net.......................................      140,665              113,158
                                                                           ---------            ---------
                                                                           $ 254,922              207,713
                                                                           ---------            ---------
                                                                           ---------            ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable....................................................    $   9,018            $   6,795
   Accrued expenses....................................................       25,576               26,460
   Deferred revenue....................................................       23,519               20,048
   Current portion of long-term debt...................................           74                   55
                                                                           ---------            ---------
      Total current liabilities........................................       58,187               53,358
Long-term debt, net of current portion.................................          687                  594
Deferred revenue, net of current portion...............................        2,197                2,980
                                                                           ---------            ---------
      Total liabilities................................................       61,071               56,932
                                                                           ---------            ---------
Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000 shares authorized, no
      shares issued or outstanding.....................................            -                    -
   Common stock, $0.001 par value, 200,000 shares authorized, 50,809
      and 48,553 shares issued and outstanding, respectively...........           51                   49
   Additional paid-in capital..........................................      245,188              193,787
   Accumulated deficit.................................................      (46,868)             (39,793)
   Unearned portion of deferred compensation...........................         (848)              (1,019)
   Cumulative translation adjustment...................................         (662)                (518)
   Treasury stock, at cost.............................................       (3,010)              (1,725)
                                                                           ---------            ---------
        Total stockholders' equity.....................................      193,851              150,781
                                                                           ---------            ---------
                                                                           $ 254,922            $ 207,713
                                                                           ---------            ---------
                                                                           ---------            ---------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                         CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------              -------------
                                                             1999        1998          1999           1998
                                                           -------     --------      ---------      --------
Revenues:
   Licenses ..........................................     $37,102     $ 17,375      $  69,194      $ 31,257
   Services ..........................................      20,705       12,279         40,218        20,147
                                                           -------     --------      ---------      --------
      Total Revenues .................................      57,807       29,654        109,412        51,404
                                                           -------     --------      ---------      --------
Costs and Expenses:
   Cost of licenses ..................................         215           52            658           123
   Cost of services ..................................      12,400        6,952         24,636        11,407
   Sales and marketing ...............................      20,649       10,614         39,750        18,756
   Research and development ..........................       7,441        3,206         12,891         5,599
   General and administrative ........................       4,671        2,334          8,549         4,121
   Amortization of intangible assets .................       7,778        4,936         15,569         6,520
   Acquired in-process research and developments costs       2,852       21,866          7,046        21,866
                                                           -------     --------      ---------      --------
      Total costs and expenses .......................      56,006       49,960        109,099        68,392
                                                           -------     --------      ---------      --------
Income (loss) from operations ........................       1,801      (20,306)           313       (16,988)
   Interest income, net ..............................           7          193             93           453
                                                           -------     --------      ---------      --------
Income (loss) from operations before income taxes ....       1,808      (20,113)           406       (16,535)
Income taxes .........................................       4,042        2,209          7,481         3,951
                                                           -------     --------      ---------      --------
   Net loss ..........................................     $(2,234)    $(22,322)     $  (7,075)     $(20,486)
                                                           -------     --------      ---------      --------
                                                           -------     --------      ---------      --------
Net loss per share - basic and diluted:
   Net loss per share ................................     $ (0.04)    $  (0.52)     $ ( 0.14)      $  (0.50)
                                                           -------     --------      ---------      --------
                                                           -------     --------      ---------      --------
   Shares used in computation ........................      49,987       43,118         49,717      $ 41,012
                                                           -------     --------      ---------      --------
                                                           -------     --------      ---------      --------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                                                                      -----------------------------
                                                                                                         1999                 1998
                                                                                                      ---------            --------
Cash flow from operating activities:
   Net loss...................................................................................        $  (7,075)         $  (20,486)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ............................................................           18,138               7,645
    Acquired in-process research and development costs........................................            7,046              21,866
       Increase (decrease) in cash resulting from changes, net of business acquired, in:

         Accounts receivable..................................................................         (11,281)              (5,125)
         Deferred tax asset ..................................................................            1,340                   -
          Other current assets................................................................           (2,502)             (3,276)
          Accounts payable....................................................................            1,710               1,289
          Accrued expenses....................................................................           (7,946)             (7,835)
          Deferred revenue ...................................................................            1,948              (2,515)
          Other assets........................................................................           (5,116)               (166)
                                                                                                      ---------          ----------
            Net cash used in operating activities ............................................           (3,738)             (8,603)
                                                                                                      ---------          ----------
Cash flows from investing activities:
    Purchases of short-term investments.......................................................                -             (25,000)
    Maturities of short-term investments .....................................................            2,000              29,027
    Purchases of property and equipment.......................................................           (7,003)             (3,882)
    Other investing activities ...............................................................              145                  46
                                                                                                      ---------          ----------
            Net cash provided by (used in) investing activities...............................           (4,858)                191
                                                                                                      ---------          ----------
 Cash flows from financing activities:
   Repayments of long-term debt ..............................................................              (43)               (489)
   Issuance of common stock...................................................................           13,226               7,257
   Treasury stock purchased...................................................................           (1,285)               (809)
                                                                                                      ---------          ----------
            Net cash provided by financing activities ........................................           11,898               5,959
                                                                                                      ---------          ----------
Effect of exchange rate changes on cash ......................................................               11                  55
                                                                                                      ---------          ----------
Net increase (decrease) in cash and cash equivalents..........................................            3,313              (2,398)
Cash and cash equivalents, beginning of period ...............................................           21,545              14,950
                                                                                                      ---------          ----------
Cash and cash equivalents, end of period......................................................        $  24,858          $   12,552
                                                                                                      ---------          ----------
                                                                                                      ---------          ----------
    Cash paid during the period for:
          Interest............................................................................        $      13          $       10
          Income taxes........................................................................        $      11          $       45

Supplemental Disclosure of Non-Cash Investing and Financial Activities:
   Stock issued and other non-cash consideration for acquisition .............................        $  17,825          $   86,421


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF  PRESENTATION

         The accompanying condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and six month periods ended September 30, 1999, and 1998, and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1999, and 1998, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine," "we," "PSI," "us," or "our" (refers to Peregrine Systems, Inc.) and have not been audited. These financial statements, in our opinion, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 1999, which provides further information regarding Peregrine Systems, Inc. significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

NOTE 2.  EARNINGS PER SHARE

         Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the periods. Potentially dilutive securities consist of employee stock options using the treasury stock and dilutive if-converted methods.

         The following table sets forth the computation of basic and diluted net loss per share:

                                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                              ----------------------     ----------------------
                                                                                 1999          1998         1999          1998
                                                                              --------      --------     --------      --------

                                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
   Net loss ................................................................  $ (2,234)     $(22,322)    $ (7,075)     $(20,486)
                                                                              --------      --------     --------      --------
                                                                              --------      --------     --------      --------
Denominator:
   Denominator for basic net loss per share, weighted average shares .......    49,987        43,118       49,717        41,012
   Effect of dilutive securities:
   Employee stock options...................................................         -             -            -             -
                                                                              --------      --------     --------      --------
Denominator for diluted net loss per share, dilutive potential
   common shares............................................................    49,987        43,118       49,717        41,012
                                                                              --------      --------     --------      --------
                                                                              --------      --------     --------      --------
   Net loss per share - basic ..............................................  $  (0.04)     $  (0.52)    $  (0.14)     $  (0.50)
                                                                              --------      --------     --------      --------
                                                                              --------      --------     --------      --------
   Net loss per share - diluted ............................................  $  (0.04)     $  (0.52)    $  (0.14)     $  (0.50)
                                                                              --------      --------     --------      --------
                                                                              --------      --------     --------      --------


NOTE 3.  ACQUISITIONS

         The financial statements reflect our acquisition of Knowlix Corporation ("Knowlix") effective September 1999. Knowlix is a developer of knowledge management software. In connection with the acquisition we issued 352,984 shares of our common stock for all of the outstanding shares of Knowlix for a total purchase price, including merger costs, of $17.8 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets, including acquired in-process research and development costs, and liabilities, were recorded based on their fair values at the date of acquisition. The results of Knowlix's operations have been included in our financial statements for the period subsequent to acquisition and did not have a material impact on our results of operations.

         In April 1999, we completed the acquisition of F.Print UK Ltd. ("FPrint"), a developer of desktop inventory and asset discovery software. In connection with the acquisition we issued 754,231 shares of our common stock and $1.3 million in cash for all of the outstanding shares of FPrint for a total purchase price, including merger costs, of $26.2 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets, including acquired in-process research and development costs, and liabilities, were recorded based on their fair values at the date of acquisition. The results of FPrint's operations have been included in our financial statements for the period subsequent to acquisition.

NOTE 4.  SENIOR CREDIT FACILITY

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

         Executing on that strategy, in September 1997 we acquired United Software, Inc., including its wholly-owned subsidiary Apsylog S.A. ("Apsylog"). During fiscal 1999, we continued to execute on our Infrastructure Management strategy, making several strategic acquisitions to expand our product offerings. In July 1998, we acquired Innovative Tech Systems, Inc. ("Innovative") providing us with software products and experience to address facilities infrastructure management. In September 1998, we completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"), expanding our information technology infrastructure management offerings. In March 1999, we entered into the fleet infrastructure management market with the acquisition of Prototype, Inc. ("Prototype"). In April 1999, we completed the acquisition of Fprint, expanding our information technology infrastructure management offerings to include desktop inventory and asset discovery software. In September 1999, we acquired Knowlix, a developer of knowledge management software, to enhance the ability of our products to manage our customers' infrastructure knowledge.

         Peregrine's software products are currently available on most major computer operating platforms, however for the past two years over 85% of our license revenues have been attributable to UNIX and Windows NT platforms. Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. We also provide ongoing maintenance services, which include technical support and product enhancements, for an annual fee.

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

         A substantial portion of our license revenue is derived from the sale of our Infrastructure Management applications and is expected to account for a substantial portion of revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of the Infrastructure Management strategy and applications, including future product enhancements and new product initiatives. Factors adversely affecting the pricing of, demand for or market acceptance of the Infrastructure Management applications, such as competition or technological change, could have a material adverse effect on our business, operating results, and financial condition.

         We conduct business overseas in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. Dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results and financial condition. Currently, we mitigate our currency risks through our foreign currency forward hedging program. The hedging program consists primarily of using forward-rate currency contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations. Currency contracts are in accordance with SFAS No. 52 and receive hedge accounting treatment. Accordingly, to the extent properly hedged by obligations denominated in local currencies, our foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that our hedging activities will adequately protect Peregrine against such risk.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                              ----------------------     ----------------------
     STATEMENT OF OPERATIONS DATA:                                              1999          1998         1999          1998
                                                                              --------      --------     --------      --------
     Revenues:
      Licenses                                                                    64.2%         58.6%        63.2%         60.8%
      Services...............................................                     35.8          41.4         36.8          39.2
                                                                              --------      --------     --------      --------
        Total revenues.......................................                    100.0         100.0        100.0         100.0
                                                                              --------      --------     --------      --------
     Costs and expenses:
      Cost of licenses.......................................                      0.4           0.2          0.6           0.2
      Cost of services.......................................                     21.4          23.4         22.5          22.2
      Sales and marketing....................................                     35.7          35.8         36.3          36.5
      Research and development...............................                     12.9          10.8         11.8          10.9
      General and administrative.............................                      8.1           7.9          7.8           8.0
      Amortization of intangible assets......................                     13.5          16.7         14.2          12.7
      Acquired in-process research and development costs.....                      4.9          73.7          6.4          42.5
                                                                              --------      --------     --------      --------
        Total costs and expenses.............................                     96.9         168.5         99.6         133.0
                                                                              --------      --------     --------      --------
   Income (loss) from operations.............................                      3.1         (68.5)         0.4        ( 33.0)
   Interest income, net......................................                        -           0.7            -           0.9
                                                                              --------      --------     --------      --------
   Income (loss) from operations before income taxes.........                      3.1         (67.8)         0.4         (32.1)
   Income taxes..............................................                      7.0           7.5          6.8           7.7
                                                                              --------      --------     --------      --------
   Net loss..................................................                     (3.9)%       (75.3)%       (6.4)%       (39.8)%
                                                                              --------      --------     --------      --------
                                                                              --------      --------     --------      --------


THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES

         Total revenues were $57.8 million and $29.7 million in the second quarter of fiscal 2000 and 1999, respectively, representing a period-to-period increase of 95%. For the six month periods ended September 30, 1998 and 1999, total revenues increased 113% from $51.4 million to $109.4 million. The reasons for the revenue increases are more fully discussed below.

         LICENSES. License revenues were $37.1 million and $17.4 million in the second quarter of fiscal 2000 and 1999, respectively, representing 64% and 59% of total revenues in the respective periods and $69.2 million and $31.3 million for the six months ended September 30, 1999 and 1998, respectively, representing 63% and 61% of total revenues for such periods. License revenues increased 114% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. For the six months ended September 30, 1999, license revenues increased 121% compared to the six month period ended September 30, 1998. The increases in license revenues are attributable to increased demand for new and additional licenses of our Infrastructure Management applications from new and existing customers, higher average transaction sizes, the expansion of our domestic and international sales forces, and acquisitions.

         SERVICES. Services revenues were $20.7 million and $12.3 million in the second quarter of fiscal 2000 and 1999, respectively, representing 36% and 41% of total revenues in the respective periods and $40.2 million and $20.1 million for the six months ended September 30, 1999 and 1998, respectively, representing 37% and 39% of total revenues for such periods. Services revenues increased 69% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. For the six months ended September 30, 1999, services revenues increased 100% compared to the six months ended September 30, 1998. The dollar increases are attributable to maintenance agreements from our expanded installed base of customers and an increase in consulting revenue related to the implementation of our software from initial license agreements.

COSTS AND EXPENSES

         COST OF LICENSES. Cost of licenses were $215,000 and $52,000 in the second quarter of fiscal 2000 and 1999, respectively, each representing less than 1% of total license revenues in the respective periods and $658,000 and $123,000 for the six month periods ended September 30, 1999 and 1998, respectively, again representing less than 1% of the total license revenues in the respective periods.

         COST OF SERVICES. Cost of services revenues was $12.4 million and $7.0 million in the second quarter of fiscal 2000 and 1999, respectively, representing 21% and 23% of total revenues in the respective periods and $24.6 million and $11.4 million for the six months ended September 30, 1999 and 1998, respectively, representing 23% and 22% of total revenues for such periods, respectively. The dollar increases in the second quarter of fiscal 2000 over 1999 and for the six months ended September 30, 1999 over the same period in 1998 are attributable to an increase in professional services personnel. Cost of services increased as a percentage of related revenues due largely to a greater percentage growth in lower margin consulting revenue compared to support revenue.

         SALES AND MARKETING. Sales and marketing expenses were $20.6 million and $10.6 million in the second quarter of fiscal 2000 and 1999, respectively, representing 36% of total revenues in both periods and $39.8 million and $18.8 million for the six months ended September 30, 1999 and 1998, respectively, representing 36% and 37% of total revenues in such periods. The dollar increases in sales and marketing expenses are attributable to the significant expansion of both the North American and international sales forces, an increase in marketing personnel, the effect of combining the sales and marketing operations of the acquisitions made during fiscal 2000 and 1999, and the effect of operating expense increases. If we experience a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that operating margins will decline as well.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $7.4 million and $3.2 million in the second quarter of fiscal 2000 and 1999, respectively, representing 13% and 11% of total revenues in the respective periods and $12.9 million and $5.6 million for the six months ended September 30, 1999 and 1998, respectively, representing 12% and 11% of total revenues in such periods. The dollar increases in research and development from fiscal 1999 to 2000 are due primarily to an increase in the number of personnel conducting research and development and quality assurance efforts.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.7 million and $2.3 million in the second quarter of fiscal 2000 and 1999, respectively, representing 8% of total revenues in both periods, and $8.5 million and $4.1 million for the six months ended September 30, 1999 and 1998, respectively, representing 8% of total revenues in both periods. The dollar increases from fiscal 1999 to 2000 are attributable to costs associated with administrative personnel additions and infrastructure expansion to support our growth.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $7.8 million and $4.9 million were incurred in the second quarter of fiscal 2000 and 1999, respectively, representing 13% and 17% of total revenues in the respective periods and $15.6 million and $6.5 million for the six months ended September 30, 1999 and 1998, respectively, representing 14% and 13% of total revenues in such periods. The dollar and percentage increases are attributable to the amortization of intangible assets related to acquisitions made during fiscal 2000 and 1999.

         ACQUIRED RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs of $2.9 million were incurred in the second quarter of fiscal 2000 in connection with the acquisition of Knowlix. Acquired in-process research and development costs of $18.9 million and $3.0 million were incurred in the second quarter of fiscal 1999 in connection with the Innovative and ISS acquisitions.

PROVISION FOR INCOME TAXES

              Income tax expense for the second quarter of fiscal 2000 amounted to $4.0 million compared with $2.2 million in the comparable quarter of fiscal 1999. This increase results from the $5.7 million dollar increase in operating profits, before taxes and recognition of the acquired research and development costs and the amortization of intangibles in the respective periods. Excluding the effect of expensing the acquired in-process research and development costs and the amortization of intangibles the effective tax rates for the second quarter of fiscal 2000 and 1999 were 33% and 33%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our increase in cash from March 31, 1999 to September 30, 1999 was primarily attributable to cash received as a result of common stock issuances related to employee stock options. Separately, future lease commitments totaling $124 million for our recently signed campus leases have commenced. The leases and commitments cover an approximately twelve year period.

         During July 1999 we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. We believe that our current cash, short-term investments, cash flow from operations, and amounts available under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive. As of September 30, 1999, there were no amounts outstanding with respect to the $20 million senior credit facility.

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

         We utilize third party equipment and software that may not be Year 2000 compliant and are conducting an internal audit of products provided by outside vendors to determine if such third party products are Year 2000 compliant. Although such audit is not yet completed, we have received assurances from suppliers of all third party software that we deem material to our business that such software is Year 2000 compliant. Failure of such third party equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations, and financial condition. If key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if we were to experience delays implementing Year 2000 compliant software products, we could incur substantial costs and disruption of our business, which would potentially have a material adverse effect on our results of operations and financial condition.

         We are still assessing the impact the Year 2000 issue will have on our proprietary software products and internal information systems and will take appropriate corrective actions based on the results of such analyses. Our management has not yet determined the costs related to achieving Year 2000 compliance but does not believe such costs will be material. To the extent the cost of achieving Year 2000 compliance are material, such costs will have a material adverse effect on our business, results of operations, and financial condition.

         In the ordinary course of our business, we test and evaluate our own software products and believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products with respect to four digit date dependent data or the ability of our products to correctly create, store, process, and output information related to this data. We cannot be certain, however, that we will not subsequently learn that some of our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, in certain circumstances, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If any licensees experience Year 2000 problems, such licensees could assert claims for damages.

         In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase our software products, which could have an adverse effect on our business, results of operations, and financial condition.

         Due to the general uncertainty inherent in the year 2000 problem, we are unable to determine at this time whether year 2000 failures could harm our business and financial results. However, a reasonable "worst-case scenario" might include:

     -  delay or substantial losses of revenues;
     -  cancellation of customer orders;
     -  damage to our reputation;
     -  increased maintenance and warranty costs; or
     -  litigation costs.

Any of these could harm our business, financial condition and results of operations. We have not developed, and we have no plans to develop a contingency plan to deal with the effects of this worst case scenario.

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

WE HAVE A HISTORY OF LOSSES, WE CANNOT PREDICT OUR FUTURE OPERATING RESULTS AND WE CANNOT ASSURE OUR FUTURE PROFITABILITY.

         Through September 30, 1999, we have recorded cumulative net losses of approximately $46.9 million, including approximately $40.0 million related to the write-off of acquired in-process research and development in connection with acquisitions. Our applications have changed substantially since the mid-1990s. In addition, we have acquired or developed a significant number of applications in the last three years, bringing our total number of applications to more than
20. As a result, prediction of our future operating results is difficult, if not impossible. Although we achieved profitability during the years ended March 31, 1998 and 1999 and the six months ended September 30, 1999 (excluding the impact of the $40.0 million charge related to acquired in-process research and development in connection with acquisitions), there can be no assurance that we will be able to remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in revenues we have experienced in recent years is indicative of future revenue growth or future operating results.

FUTURE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond our control. These factors include, among others, our ability to develop, introduce and market new and enhanced versions of our software on a timely basis; market demand for our software; the size, timing and contractual terms of significant orders; the timing and significance of new software product announcements or releases by us or our competitors; changes in our pricing policies or those of our competitors; changes in our business strategies; budgeting cycles of our potential customers; changes in the mix of software products and services sold; reliance on indirect sales forces like systems integrators and channels; changes in the mix of revenues attributable to domestic and international sales; the impact of acquisitions of competitors; seasonal trends; the cancellations of licenses or maintenance agreements; product life cycles; software defects and other product quality problems; and personnel changes. We have often recognized a substantial portion of our revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery. The timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be adversely affected as a result of such unpredictability. In the event of any downturn in potential customers' businesses or the economy in general, planned purchases of our products may be deferred or canceled, which could have a material adverse effect on our business, operating results and financial condition.

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, AND POTENTIAL DELAYS IN THE CYCLE MAKE OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS.

         The licensing of our software generally requires us to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of the transaction and the level of competition which we encounter in our selling activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on our business, operating results and financial condition.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

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

OUR PAST ACQUISITIONS OF OTHER BUSINESSES AND POTENTIAL FUTURE ACQUISITIONS PRESENT RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         Since September 1997, we have completed six acquisitions. In the future, we may make acquisitions of, or large investments in, other businesses that offer products, services, and technologies that further our goal of providing integrated infrastructure management software solutions to businesses. Past acquisitions and any future acquisitions or investments that we may complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

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

         The risks described above, either individually or in the aggregate, could result in decreases in our revenue and operating profits and could even result in operating losses. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. However, we may not be able to complete any such future acquisitions.

IF THE MARKET FOR OUR INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS DOES NOT CONTINUE TO DEVELOP AS WE ANTICIPATE, OUR ABILITY TO GROW OUR BUSINESS AND SELL OUR PRODUCTS WILL BE ADVERSELY AFFECTED.

         Until recently, our product strategy has focused on integrating a broad array of information technology management applications with other traditional internal help desk applications to create an Enterprise Service Desk capable of managing multiple aspects of an enterprise's information technology structure. In recent years, we have broadened our product line beyond traditional management of information technology assets to offer a more comprehensive product suite capable of managing a business enterprise's information technology infrastructure, physical plant and facilities, communications infrastructure, distribution systems and fleets.

         In recent years, the market for enterprise software solutions has been characterized by rapid technological change, frequent new product announcements and introductions, and evolving industry standards. In response to advances in technology, customer requirements have become increasingly complex, resulting in industry consolidation of product lines offering similar or related functionality. In particular, we believe that a market for integrated enterprise-wide infrastructure management solutions, including applications for information technology management, asset management, building and facilities management, communications resource management, distribution systems management and fleet management, is evolving from existing requirements for specific information technology management solutions. However, the existence of such a market is unproven. If such a market does not fully develop, this could impair our business. In particular, it could result in decreases in our revenues and operating profits. If these decreases are large, we could incur operating losses. Regardless of the development of a market for integrated infrastructure management solutions, factors adversely affecting the pricing of, demand for, or market acceptance of one or more of our infrastructure management applications could have a material adverse effect on our business, results of operations, and financial condition.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECLINE.

         As a result of rapid technological change in our industry, our position in existing markets or other markets that we may enter can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments.

OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND IF THEY CHOOSE TO LEAVE PSI, IT COULD HARM OUR BUSINESS.

         Our success will depend to a significant extent on the continued service of our senior management and certain other key employees, including selected sales, consulting, technical and marketing personnel. Few of our employees, including senior management, are bound by an employment or noncompetition agreement. In addition, we do not generally maintain key man life insurance on any employee. The loss of the services of one or more of our executive officers or key employees or the decision of one or more such officers or employees to join a competitor or otherwise compete directly or indirectly with us could have a material adverse effect on our business, operating results and financial condition.

WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS.

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

FUTURE CHANGES IN THE FEDERAL IMMIGRATION LAWS COULD LIMIT OUR ABILITY TO RECRUIT AND EMPLOY SKILLED TECHNICAL PROFESSIONALS FROM OTHER COUNTRIES, AND THIS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         To achieve our business objectives, we must be able to recruit and employ skilled technical professionals from other countries. Any future shortage of qualified technical personnel who are either United States citizens or otherwise eligible to work in the United States could increase our reliance on foreign professionals. Many technology companies have already begun to experience shortages of such personnel. Any failure to attract and retain qualified personnel as necessary could materially adversely affect our business and operating results. Foreign computer professionals such as those employed by us typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited by federal immigration law. Currently, Congress is considering approving an increase in the number of visas available. We cannot predict whether such legislation will ultimately become law. We also cannot predict what effect any future changes in the federal immigration laws will have on our business, operating results, or financial condition.

NEW PRODUCT INTRODUCTIONS AND THE ENHANCEMENT OF EXISTING PRODUCTS BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         The market for our products is highly competitive and diverse. The technology for infrastructure management software products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered.

         We have faced competition from a number of sources, including

         - providers of internal help desk software applications such as Remedy Corporation and Software Artistry (now a division of Tivoli Systems)

         - customer interaction software companies such as Clarify and The Vantive Corporation, whose products include internal help desk applications

         - information technology and systems management companies such as IBM, Computer Associates International, Network Associates, and Hewlett-Packard Company

         - providers of asset management and facilities management software

         - the internal information technology departments of those companies with infrastructure management needs

         Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than PSI has. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors. In addition, competitive pressures faced by PSI may materially adversely affect our business, operating results, and financial condition.

NEW COMPETITORS AND ALLIANCES AMONG EXISTING COMPETITORS COULD IMPAIR OUR ABILITY TO RETAIN AND EXPAND OUR MARKET SHARE.

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

SYSTEM MANAGEMENT COMPANIES MAY ACQUIRE INFRASTRUCTURE MANAGEMENT AND/OR HELP DESK SOFTWARE PROVIDERS AND CLOSE THEIR SYSTEMS TO OUR PRODUCTS, WHICH COULD HURT OUR ABILITY TO SELL OUR PRODUCTS.

         Our ability to sell our products depends in part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have recently acquired providers of help desk software products. These providers of system management products may decide to close their systems to competing vendors like us. They may also decide to bundle their infrastructure management and/or help-desk software products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy. If that were to happen, our ability to sell our products could be adversely affected. Increased competition may result from acquisitions of help desk and other infrastructure management software vendors by system management companies. The results of increased competition, including price reductions of our products, reduced gross margins, and reduction of market share, could materially adversely affect our business, operating results, and financial condition.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS, AND OUR ABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH WILL AFFECT OUR ABILITY TO ACHIEVE AND MAINTAIN PROFITABILITY.

         We have grown significantly in recent periods, with total revenues increasing from $35.0 million in fiscal 1997, to $61.9 million in fiscal 1998, and to $138.1 million in fiscal 1999.

         If we achieve our growth plans, including the integration of technology acquired in acquisitions, such growth may burden our operating and financial systems. This burden will require large amounts of senior management attention and will require the use of other PSI resources. Our ability to compete effectively and to manage future growth (and our future operating results) will depend in part on our ability to implement and expand operational, customer support, and financial control systems and to expand, train, and manage our employees. In particular, in connection with acquisitions, we will be required to integrate additional personnel and to augment or replace existing financial and management systems. Such integration could disrupt our operations and could adversely affect our financial results. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to do so could materially adversely affect our business, operating results, and financial condition.

RISKS ASSOCIATED WITH CAPITAL COMMITMENT, CONSTRUCTION OVERSIGHT, AND MOVING OF PERSONNEL AND FACILITIES ARISING OUT OF OUR JUNE 1999 LEASES FOR OFFICE SPACE COULD RESULT IN PROBLEMS WHICH HARM OUR BUSINESS.

         In June 1999, we entered into a series of leases providing approximately 540,000 square feet of office space, including an option for approximately 118,000 square feet of space. Even excluding the exercise of the option, the leases require minimum lease payments of approximately $124 million over the terms of the leases, approximately twelve years. This office space (including the option) is intended for a five building campus setting in San Diego, California. We took possession of the first building in October 1999. Construction has commenced on the second building, and the final building is scheduled for delivery in 2003. The capital commitments, construction oversight, and moving of personnel and facilities involved in a transaction of this type and magnitude present numerous risks involving estimation of future events and execution of the transaction. Examples of the risks involved include: failure to properly estimate the growth of our business in the future; inability to sublease excess office space that may result; disruption of operations; and inability to match substantially-fixed lease payments with fluctuating revenues.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE.

         We sell our products through our direct sales force and a limited number of distributors and we provide maintenance and support services through our technical and customer support staff. We plan to continue to invest large amounts of resources to our direct sales force, particularly in North America where we have recently opened several new sales offices. In addition, we are developing additional sales and marketing channels through system integrators, original equipment manufacturers, and other channel partners. We may not be able to attract channel partners that will be able to market our products effectively or that will be qualified to provide timely and cost-effective customer support and service. If we establish distribution through such indirect channels, our agreements with channel partners may not be exclusive. As a result, such channel partners may also carry competing product lines. If we do not establish and maintain such distribution relationships, this could materially adversely affect our business, operating results, and financial condition.

THE INTENDED EXPANSION OF OUR INTERNATIONAL OPERATIONS INVOLVES RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         International sales represented approximately 36% of our total revenue both in fiscal 1998 and fiscal 1999. We currently have international sales offices in Utrecht, Brussels, Stockholm, Copenhagen, Frankfurt, London, Paris, Singapore, Tokyo, Milan, Rome and Sydney. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe, Latin America, and the Pacific Rim. Accordingly, we intend to expand our current international operations and enter additional international markets. Such expansion will require significant management attention and financial resources. We have only limited experience in developing local-language versions of our products and marketing and distributing our products internationally. We may not be able to successfully translate, market, sell and deliver our products internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results, and financial condition could be adversely affected.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT UPON MANY FACTORS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS INTERNATIONALLY AND COULD AFFECT OUR PROFITABILITY.

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

         -        difficulties in staffing and managing international operations

         -        problems in collecting accounts receivable

         - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

         - increases in tariffs, duties, price controls, or other restrictions on foreign currencies

         -        trade barriers imposed by foreign countries

         These factors could materially adversely affect our business, operating results, and financial condition. Furthermore, recent instability in the Asian-Pacific economies and financial markets could adversely affect our business, operating results, and financial condition in future quarters as well.

AS OUR EXPANDING INTERNATIONAL OPERATIONS IN EUROPE AND THE ASIA-PACIFIC REGION ARE INCREASINGLY CONDUCTED IN CURRENCIES OTHER THAN THE U.S. DOLLAR, FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES.

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

ISSUES RELATED TO THE INTRODUCTION OF THE EURO AS THE CURRENCY OF CERTAIN MEMBER STATES OF THE EUROPEAN ECONOMIC COMMUNITY MAY ADVERSELY IMPACT OUR PRODUCTS.

         On January 1, 1999, certain member states of the European Economic Community, the EEC, fixed their respective currencies to a new currency, the euro. On that date, the euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currencies, such as the French franc or deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. Our AssetCenter product was originally developed for the European market and is capable of managing currency data measured in euros. We are still assessing the impact that the euro will have on our internal systems and our other products. We will take corrective actions based on the results of such assessment. We have not yet determined the costs related to this problem. Issues related to the introduction of the euro may materially adversely affect our business, operating results, and financial condition.

BECAUSE PSI'S OFFICERS AND DIRECTORS OWN A LARGE PORTION OF PSI COMMON STOCK, THEY WILL BE ABLE TO CONTROL MOST MATTERS REQUIRING STOCKHOLDER APPROVAL, AND THIS MAY PREVENT OR DISCOURAGE POTENTIAL BIDS TO ACQUIRE PSI.

         Based on shares outstanding as of October 31, 1999, PSI's officers, directors, and entities directly related to such individuals together beneficially own approximately 21.44% of the outstanding shares of PSI common stock. In particular, John J. Moores, Chairman of PSI's board of directors, owns approximately 16.15% of the outstanding shares. As a result, PSI's officers and directors will be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of PSI. Such concentrated share ownership may prevent or discourage potential bids to acquire PSI unless the terms of acquisition are approved by such officers and directors.

WE MAY EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCTS THAT COULD ADVERSELY AFFECT OUR ABILITY TO INTRODUCE NEW PRODUCTS, MAINTAIN OUR COMPETITIVE POSITION AND GROW OUR BUSINESS.

         We have experienced product development delays in the past and may experience delays in the future. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products. Any such new or improved products may not achieve market acceptance. Our current or future products may not conform to industry requirements. If, for technological or other reasons, we are unable to develop and introduce new and improved products in a timely manner, our business, operating results, and financial condition could be adversely affected.

ERRORS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT COSTS TO US AND COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS.

         Because our software products are complex, these products may contain errors that could be detected at any point in a product's life cycle. In the past, we have discovered software errors in certain of our products and have experienced delays in shipment of our products during the period required to correct these errors. Despite testing by PSI and by current and potential customers, errors in our products may be found in the future. Detection of such errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. If any of these results were to occur, our business, operating results, and financial condition could be materially adversely affected.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS AND THIS COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE COSTS.

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

Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we do not expect software piracy to be a persistent problem, some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources, and could materially adversely affect our business, operating results, and financial condition.

THIRD PARTIES COULD ASSERT, FOR COMPETITIVE OR OTHER REASONS, THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND SUCH CLAIMS COULD INJURE OUR REPUTATION, CONSUME TIME AND MONEY, AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         While we are not aware that any of our software product offerings infringe the proprietary rights of third parties, third parties may claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on our business, operating results, and financial condition.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND IN DELAWARE LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR PSI AND PREVENT CHANGES IN OUR MANAGEMENT WHICH OUR STOCKHOLDERS FAVOR.

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

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS WHICH MAY PREVENT STOCKHOLDERS FROM RESELLING THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES.

         We completed the initial public offering of PSI common stock in April 1997. Prior to April 1997, no public market existed for PSI common stock. In the past, the market price of our common stock has varied greatly and the volume of our common stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation results from a number of factors including:

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

         - changes in prices for our products or the products of our competitors

         - changes in our revenue growth rates or the growth rates of our competitors

         -        sales of large blocks of the PSI common stock

         -        conditions in the financial markets in general

         In addition, the stock market may from time to time experience extreme price and volume fluctuations. Many technology companies, in particular, have experienced such fluctuations. Often, such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future.

                                    PART II.

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         The financial statements reflect our acquisition of Knowlix Corporation in September 1999. In connection with such acquisition, we issued 352,984 shares of our Common Stock to the sellers in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) of and Regulation D under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 Annual Meeting of the Stockholders of the Company was held on September 7, 1999 in San Diego, California. John J. Moores, Christopher A. Cole, David A. Farley, Stephen P. Gardner, Richard A. Hosley, Charlie E. Noell, III, Norris van den Berg and Thomas Watrous, Sr. were elected to the Board of Directors. In addition, the following item was acted upon:

         To ratify the Board's selection of Arthur Andersen as independent public accountants for the Company for the fiscal year ending March 31, 2000.

         VOTES FOR           VOTES AGAINST           ABSTENTIONS
         43,444,986             20,229                  13,807

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

         EXHIBITS     EXHIBIT TITLE
         --------     -------------
           27.1       Financial Data Schedule.

b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 12th day of November, 1999.

                                              PEREGRINE SYSTEMS, INC.

                                      By       /s/ David A. Farley
                                        -----------------------------------
                                                  David A. Farley
                                        Senior Vice President, Finance and
                                        Administration and Chief Financial
                                       Officer (Principal Financial Officer)

                                      By       /s/ Matthew C. Gless
                                        -----------------------------------
                                                  Matthew C. Gless
                                        Vice President, Finance and Chief
                                               Accounting Officer