Form 10-Q
period 1999-12-31
PEREGRINE SYSTEMS INC
filed 2000-02-11
CIK 1031107

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                             YES X   NO ___


     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 1999, was
52,512,932.

===============================================================================

                             PEREGRINE SYSTEMS, INC.


                                TABLE OF CONTENTS


PART I.                       FINANCIAL INFORMATION                                  PAGE NO.

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated BalanceSheets as of December 31, 1999
        (unaudited) and March . 31,1999 (audited)..................................       3


        Condensed Consolidated Statements of Operations for
        the Three Months Ended December 31, 1999 and 1998 (unaudited)..............       4

        Condensed Consolidated Statements of Operations for
        the Nine Months Ended December 31, 1999 and 1998 (unaudited)...............       4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended December 31, 1999 and 1998 (unaudited)........................       5

        Notes to condensed Consolidated Financial Statements (unaudited)...........       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations........................................       8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................      20

PART II                       OTHER INFORMATION

Item 2. Changes in Securities......................................................      21

Item 4. Submi21ion of Matters to a Vote of Security Holders........................      21

Item 6. Exhibits and Reports on Form 8-K...........................................      21

Signatures.........................................................................      22


                                     PART I

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                              DECEMBER 31,       MARCH 31,
                                                                                  1999              1999
                                                                            ---------------   ---------------
                                                                               (UNAUDITED)         (AUDITED)
                                 ASSETS
Current Assets:
Cash, cash equivalents, and short-term investments.......................   $       25,231    $       23,545
Accounts receivable, net of allowance for doubtful accounts of $1,937
   and $1,248, respectively..............................................           59,629            38,947
Other current assets.....................................................           17,564            16,168
                                                                            ---------------   ---------------
   Total current assets..................................................          102,424            78,660
Property and equipment, net..............................................           24,178            15,895
Intangible assets, investments and other, net............................          225,171           113,158
                                                                            ---------------   ---------------
                                                                            $      351,773    $      207,713
                                                                            ===============   ===============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
   Accounts payable......................................................   $       10,045    $        6,795
   Accrued expenses......................................................           25,874            26,460
   Deferred revenue......................................................           31,323            20,048
   Current portion of long-term debt.....................................               74                55
                                                                            ---------------   ---------------
      Total current liabilities..........................................           67,316            53,358
Long-term debt, net of current portion...................................              716               594
Deferred revenue, net of current portion.................................            2,305             2,980
                                                                            ---------------   ---------------
Total liabilities........................................................           70,337            56,932
                                                                            ---------------   ---------------
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares
   issued or outstanding.................................................                -                 -
Common stock, $0.001 par value, 200,000 shares authorized, 52,513 and
   48,553 shares issued and outstanding, respectively....................               53                49
Additional paid-in capital...............................................          332,557           193,787
Accumulated deficit......................................................          (46,735)          (39,793)
Unearned portion of deferred compensation................................             (763)           (1,019)
Cumulative translation adjustment........................................             (666)             (518)
Treasury stock, at cost..................................................           (3,010)           (1,725)
                                                                            ---------------   ---------------
Total stockholders' equity...............................................          281,436           150,781
                                                                            ---------------   ---------------
                                                                            $      351,773    $      207,713
                                                                            ===============   ===============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     Three Months Ended           Nine Months Ended
                                                                        December 31,                December 31,
                                                                    -----------------------   --------------------------
                                                                     1999          1998          1999          1998
                                                                    ---------   -----------   ------------  ------------
      Revenues:
      Licenses.....................................................$  46,524    $   26,064    $   115,718   $    57,321
   Services.........................................................  21,020        14,485         61,238        34,632
                                                                    ---------   -----------   ------------  ------------
         Total revenues ............................................  67,544        40,549        176,956        91,953
                                                                    ---------   -----------   ------------  ------------
   Costs and Expenses:
      Cost of licenses .............................................     155           306            813           429
      Cost of services..............................................  12,832         9,486         37,468        20,893
      Sales and marketing ..........................................  29,117        15,144         68,867        33,900
      Research and development .....................................   7,522         3,723         20,413         9,322
      General and administrative ...................................   5,052         2,825         13,601         6,946
      Amortization of intangible assets ............................   8,555         5,567         24,124        12,087
      Acquired in-process research and development costs ...........     -             -            7,046        21,866
                                                                    ---------     ---------   ------------  ------------
         Total costs and expenses ..................................  63,233        37,051        172,332       105,443
                                                                    ---------   -----------   ------------  ------------
   Income (loss) from operations ...................................   4,311         3,498          4,624       (13,490)
   Interest income, net ............................................       5           100             98           553
                                                                    ---------   -----------   ------------  ------------
   Income (loss) from operations before income taxes ...............   4,316         3,598          4,722       (12,937)
   Income taxes ....................................................   4,183         2,969         11,664         6,920
                                                                    ---------   -----------   ------------  ------------
      Net income (loss) ...........................................$     133    $      629    $    (6,942)  $   (19,857)
                                                                    =========   ===========   ============  ============

   Net income (loss) per share - basic:
      Net income (loss) per share .................................$     -      $     0.01    $     (0.14)  $     (0.46)
                                                                    =========   ===========   ============  ============
      Shares used in computation ...................................  51,236        46,598         50,225        42,718
                                                                    =========   ===========   ============  ============

   Net income (loss) per share - diluted:
      Net income (loss) per share .................................$     -      $     0.01    $     (0.14)  $     (0.46)
                                                                    =========   ===========   ============  ============
      Shares used in computation ..................................   55,436        50,076         50,225        42,718
                                                                    =========   ===========   ============  ============




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                        1999                1998
                                                                                   ----------------    ---------------
   Cash flow from operating activities:
   Net loss........................................................................$        (6,942)    $      (19,857)
      Adjustments to reconcile net (loss) to net cash used in operating activities:
        Depreciation and amortization .............................................          30,478             14,691
        Acquired in-process research and development costs.........................           7,046             21,866
          Increase (decrease) in cash resulting from changes, net of business acquired, in:
             Accounts receivable...................................................          19,852)           (14,165)
             Deferred tax asset ...................................................           1,153                  -
             Other current assets..................................................          (2,472)            (5,201)
             Accounts payable......................................................           2,737              2,307
             Accrued expenses......................................................          (7,648)            (3,327)
             Deferred revenue .....................................................           9,860               (128)
             Other assets..........................................................          (7,013)              (116)
                                                                                   -----------------    ---------------
               Net cash used in operating activities ..............................           7,347             (3,930)
                                                                                   -----------------    ---------------
   Cash flows from investing activities:
      Technology acquisitions, net of cash acquired................................         (16,694)                 -
      Purchases of short-term investments..........................................               -            (38,000)
      Maturities of short-term investments ........................................           2,000             40,027
      Purchases of property and equipment..........................................         (13,947)            (6,758)
      Other investing activities ..................................................             145                 46
                                                                                   ----------------    ----------------
               Net cash used in investing activities...............................         (28,496)            (4,685)
                                                                                   ----------------    ----------------
   Cash flows from financing activities:
      Repayments of long-term debt ................................................             (14)            (1,063)
      Issuance of common stock.....................................................          26,127             11,303
      Treasury stock purchased.....................................................          (1,285)            (1,463)
                                                                                   ----------------    ----------------
               Net cash provided by financing activities ..........................          24,828              8,777
                                                                                   ----------------    ----------------
   Effect of exchange rate changes on cash ........................................               7                 97
                                                                                   ----------------    ---------------
   Net increase in cash and cash equivalents.......................................           3,686                259
   Cash and cash equivalents, beginning of period .................................          21,545             14,950
                                                                                   ----------------    ----------------
   Cash and cash equivalents, end of period........................................$         25,231     $       15,209
                                                                                   ================    ================

   Cash paid during the period for:
      Interest.....................................................................$           112      $           22
      Income taxes.................................................................$           595      $           64

   Supplemental Disclosure of Noncash Investing and Financial Activities:
      Stock issued and other noncash consideration for acquisitions ...............$        43,716      $       86,421
      Stock issued for investment .................................................$        74,770      $            -



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 31, 1999, condensed consolidated statements of operations for the three and nine month periods ended December 31, 1999, and 1998, and condensed consolidated statements of cash flows for the nine month periods ended December 31, 1999, and 1998, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) and have not been audited. These financial statements, in our opinion, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 1999, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

NOTE 2. INVESTMENTS

         In December 1999, pursuant to a Common Stock Exchange Agreement, we issued and exchanged approximately 1,121,966 shares of our Common Stock for approximately 5,395,642 shares of Goldmine Software Corporation ("Goldmine") Common Stock, representing approximately 10 percent of the outstanding Goldmine Common Stock on a pro forma basis. Our investment in Goldmine is accounted for using the cost method of accounting.

NOTE 3.  EARNINGS PER SHARE

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

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                          -----------------------------   -----------------------------
                                                              1999            1998            1999           1998
                                                          -------------   -------------   -------------  --------------
    Numerator:
    Net income (loss).....................................$        133    $        629    $     (6,942)  $     (19,857)
                                                          =============   =============   =============  ==============
  Denominator:
    Denominator for basic net income (loss) per
       share, weighted average shares.....................      51,236          46,598          50,225          42,718
    Dilutive effect of employee stock options.............       4,200           3,478               -               -
                                                          ------------    -------------   -------------  --------------
  Denominator for diluted net income (loss) per
    share, dilutive potential common shares...............      55,436          50,076          50,225          42,718
                                                          =============   =============   =============  ==============

    Net income (loss).....................................$          -    $       0.01    $      (0.14)  $       (0.46)
                                                          =============   =============   =============  ==============
    Net income (loss) per share - diluted.................$          -    $       0.01    $      (0.14)  $       (0.46)
                                                          =============   =============   =============  ==============


NOTE 4.  ACQUISITIONS

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

NOTE 5.  SENIOR CREDIT FACILITY

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

NOTE 6.  SUBSEQUENT EVENTS

         On January 20, 2000, our board of directors declared a two-for-one stock split of our Common Stock, to be effected in the form of a stock dividend. Stockholders of record as of the close of business on February 4, 2000 will be issued, on or about February 22, 2000, a certificate representing one additional share of our Common Stock for each share of Common Stock held on the record date.

         On February 8, 2000, we entered into a definitive merger agreement ("the Agreement") under which we have agreed to acquire all of the outstanding shares of Telco Research Corporation Limited ("Telco Research"), a developer of telephony infrastructure management software and related ancillary products. The Agreement has been approved by the Boards of Directors of both companies and is subject to approval by the shareholders of Telco Research, regulatory approvals, and customary closing conditions. As consideration for the merger, we expect to issue approximately 1.28 million shares, without giving effect to the stock split referenced above, of our Common Stock. The acquisition will be accounted using the purchase method and, accordingly, we will record the assets, including in-process research and development, and liabilities based on their fair values at the date of the acquisition. The results of operations for Telco Research will be included in the financial statements for the periods subsequent to acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

         Peregrine Systems is a leading provider of Infrastructure Management and e-Infrastructure software solutions. Our products help businesses deploy, maintain, and dispose of numerous aspects of their infrastructure. Using common shared data, our products help manage information technology assets as well as assets relating to corporate facilities and fleets. In addition, we have recently introduced products for rail management and internet-based asset procurement.

         Until late 1997, our product offerings focused principally on managing information technology assets through a consolidated enterprise service desk. During fiscal 1998, we determined that customer needs required a more comprehensive solution for control and management of their infrastructure assets, including availability of assets, minimizing investments and expense, consolidating data, and interfacing to enterprise applications. Accordingly, we refocused our marketing strategy and product positioning to focus on this Infrastructure Management strategy.

         Executing on that strategy, in September 1997 we acquired United Software, Inc., including its wholly-owned subsidiary Apsylog S.A. ("Apsylog"). During fiscal 1999, we continued to execute on our Infrastructure Management strategy, making several strategic acquisitions to expand our product offerings. In July 1998, we acquired Innovative Tech Systems, Inc. ("Innovative"), which provided us with software products and experience to address facilities infrastructure management. In September 1998, we completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"), expanding our information technology infrastructure management offerings. In March 1999, we entered into the fleet infrastructure management market with the acquisition of Prototype, Inc. ("Prototype"). In April 1999, we completed the acquisition of FPrint, expanding our information technology infrastructure management offerings to include desktop inventory and asset discovery software. In September 1999, we acquired Knowlix, a developer of knowledge management software, to enhance the ability of our products to manage our customers' corporate knowledge. In December 1999, we acquired KKO, a developer of advanced and light rail software for the passenger and freight rail industries.

         Our software products are currently available on most major computer operating platforms; however, for the past two fiscal years over 85% of our license revenues have been attributable to the UNIX and Windows NT platforms. Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a one-year maintenance period as part of the license agreement. We also provide ongoing maintenance services, which include technical support and product enhancements, for an annual fee.

         Revenues from direct and indirect license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor-specific objective evidence. Professional services revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from professional services and training services are recognized as the respective services are performed.

         A substantial portion of our license revenue is derived from the sale of our Infrastructure Management applications and is expected to account for a substantial portion of revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of the Infrastructure Management strategy and applications, including future product enhancements and new product initiatives. Factors adversely affecting the pricing of, demand for, or market acceptance of our Infrastructure Management applications, such as competition or technological change, could have a material adverse effect on our business, operating results, and financial condition.

         We conduct business overseas in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results and financial condition. Currently, we mitigate our currency risks through our foreign currency forward hedging program. The hedging program consists primarily of using forward-rate currency contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations. Currency contracts are accounted for in accordance with SFAS No. 52 and receive hedge accounting treatment. To the extent not properly hedged by obligations denominated in local currencies, our foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that our hedging activities will adequately protect us against such risk.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues:


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    DECEMBER 31,                DECEMBER 31,
                                                               ------------------------    ------------------------
                                                                 1999          1998          1999          1998
                                                               ----------    ----------    ----------    ----------
   Statement of Operations Data:
    Revenues:
      Licenses................................................      68.9%         64.3%         65.4%         62.3%
      Services................................................      31.1          35.7          34.6          37.7
                                                               ----------    ----------    ----------    ----------
       Total revenues.........................................     100.0         100.0         100.0         100.0
                                                               ----------    ----------    ----------    ----------
   Costs and Expenses:
     Cost of licenses.........................................       0.2           0.8           0.5           0.5
     Cost of services.........................................      19.0          23.4          21.2          22.7
     Sales and marketing......................................      43.1          37.3          38.9          36.9
     Research and development.................................      11.1           9.2          11.5          10.1
     General and administrative...............................       7.5           7.0           7.7           7.6
     Amortization of intangible assets........................      12.7          13.7          13.6          13.1
     Acquired in-process research and development costs.......         -             -           4.0          23.8
                                                               ----------    ----------    ----------    ----------
       Total costs and expenses...............................      93.6          91.4          97.4         114.7
                                                               ----------    ----------    ----------    ----------
   Income (loss) from operations..............................       6.4           8.6           2.6         (14.7)
   Interest income, net.......................................         -           0.2           0.1           0.6
                                                               ----------    ----------    ----------    ----------
   Income (loss) from operations before income taxes..........       6.4           8.8           2.7         (14.1)
   Income taxes...............................................       6.2           7.3           6.6           7.5
                                                               ----------    ----------    ----------    ----------
   Net income (loss)..........................................       0.2%          1.5%         (3.9)%       (21.6)%
                                                               ==========    ==========    ==========    ==========


THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES. Total revenues were $67.5 million and $40.5 million in the third quarter of fiscal 2000 and 1999, respectively, representing a period-to-period increase of 67%. For the nine month periods ended December 31, 1999 and 1998, total revenues increased 92% to $177.0 million from $92.0 million. The reasons for the revenue increases are more fully discussed below.

         LICENSES. License revenues were $46.5 million and $26.1 million in the third quarter of fiscal 2000 and 1999, respectively, representing 69% and 64% of total revenues in the respective periods and $115.7 million and $57.3 million for the nine months ended December 31, 1999 and 1998, respectively, representing 65% and 62% of total revenues for such periods. License revenues increased 78% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. For the nine months ended December 31, 1999, license revenues increased 102% compared to the nine month period ended December 31, 1998. The increases in license revenues are attributable to increased demand for new and additional licenses of our Infrastructure Management applications from new and existing customers, larger transaction sizes, expansion of our domestic and international sales forces, and acquisitions.

         SERVICES. Services revenues were $21.0 million and $14.5 million in the third quarter of fiscal 2000 and 1999, respectively, representing 31% and 36% of total revenues in the respective periods and $61.2 million and $34.6 million for the nine months ended December 31, 1999 and 1998, respectively, representing 35% and 38% of total revenues for such periods. Services revenues increased 45% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. For the nine months ended December 31, 1999, services revenues increased 77% compared to the nine months ended December 31, 1998. The dollar increases are attributable to maintenance agreements from our expanded installed base of customers and an increase in consulting revenue related to the implementation of our software from initial license agreements.

COSTS AND EXPENSES

         COST OF LICENSES. Cost of licenses were $155,000 and $306,000 in the third quarter of fiscal 2000 and 1999, respectively, each representing less than 1% of total revenues in the respective periods and $813,000 and $429,000 for the nine month periods ended December 31, 1999 and 1998, respectively, again representing less than 1% of the total revenues in the respective periods.

         COST OF SERVICES. Cost of services were $12.8 million and $9.5 million in the third quarter of fiscal 2000 and 1999, respectively, representing 19% and 23% of total revenues in the respective periods and $37.5 million and $20.9 million for the nine months ended December 31, 1999 and 1998, respectively, representing 21% and 23% of total revenues for such periods, respectively. The dollar increases in the third quarter of fiscal 2000 over 1999 and for the nine months ended December 31, 1999 over the same period in 1998 are attributable to an increase in professional services personnel. Cost of services increased as a percentage of related revenues due largely to a greater percentage growth in lower margin consulting revenue compared to support revenue.

         SALES AND MARKETING. Sales and marketing expenses were $29.1 million and $15.1 million in the third quarter of fiscal 2000 and 1999, respectively, representing 43% and 37% of total revenues in the respective periods and $68.9 million and $33.9 million for the nine months ended December 31, 1999 and 1998, respectively, representing 39% and 37% of total revenues in such periods. The dollar increases in sales and marketing expenses are attributable to the significant expansion of both the North American and international sales forces, an increase in general and product specific marketing expenses, the effect of combining the sales and marketing operations of the acquisitions made during fiscal 2000 and 1999, and the effect of moderate operating expense increases. If we experience a decrease in sales force productivity or for any other reason a decline in revenues it is likely that operating margins will decline as well.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $7.5 million and $3.7 million in the third quarter of fiscal 2000 and 1999, respectively, representing 11% and 9% of total revenues in the respective periods and $20.4 million and $9.3 million for the nine months ended December 31, 1999 and 1998, respectively, representing 12% and 10% of total revenues in such PERIODS. The dollar increases in research and development in fiscal 2000 from fiscal 1999 are due primarily to an increase in the number of personnel conducting research and development and quality assurance efforts.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.1 million and $2.8 million in the third quarter of fiscal 2000 and 1999, respectively, representing 8% and 7% of total revenues in the respective periods, and $13.6 million and $6.9 million for the nine months ended December 31, 1999 and 1998, respectively, representing 8% of total revenues in both periods. The dollar increases in fiscal 2000 from fiscal 1999 are attributable to costs associated with administrative personnel additions and infrastructure expansion to support our growth.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $8.6 million and $5.6 million were incurred in the third quarter of fiscal 2000 and 1999, respectively, representing 13% and 14% of total revenues in the respective periods and $24.1 million and $12.1 million for the nine months ended December 31, 1999 and 1998, respectively, representing 14% and 13% of total revenues in such periods. The dollar and percentage increases are attributable to the amortization of intangible assets related to acquisitions made during fiscal 2000 and 1999.

         ACQUIRED RESEARCH AND DEVELOPMENT COSTS. No acquired in-process research and development costs were incurred in either the third quarter of fiscal 2000 or the third quarter of fiscal 1999. Acquired in-process research and development costs of $7.0 million and $21.9 million were incurred for the nine month periods ended December 31, 1999 and 1998, respectively, representing 4% and 24% of total revenues in such periods. The costs incurred in fiscal 2000 relate to one-time charges associated with the acquisitions of FPrint and Knowlix, while the costs incurred in fiscal 1999 relate to one-time charges associated with the acquisitions of Innovative and ISS.

PROVISION FOR INCOME TAXES

         Income tax expense for the third quarter of fiscal 2000 amounted to $4.2 million compared with $3.0 million in the comparable quarter of fiscal 1999. This increase results from the $3.7 million dollar increase in operating profits, before taxes and the amortization of intangibles in the respective periods. Excluding the effect on net income of the amortization of intangibles the effective tax rate for both the third quarter of fiscal 2000 and 1999 was 32%.

LIQUIDITY AND CAPITAL RESOURCES

         Our increase in cash from March 31, 1999 to December 31, 1999 was attributable to cash provided through ongoing operations and cash received as a result of Common Stock issuances associated with employee stock options. Since March 31, 1999, we have expended significant funds to strengthen our operating infrastructure, including payments related to our lease commitments for our recently signed campus leases. In addition, we have expended significant funds acquiring companies and technologies subsequent to March 31, 1999.

         During July 1999 we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. We believe that our current cash, short-term investments, cash flow from operations, and amounts available under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive. As of December 31, 1999, there were no amounts outstanding with respect to the $20 million senior credit facility.

YEAR 2000 RISKS

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems needed to be upgraded or replaced in order to comply with such Year 2000 requirements. As of January 31, 2000, we had not experienced any material disruptions in our operations or internal systems as a result of Year 2000 compliance issues. In addition, we were not aware of any material disruptions or malfunctions associated with the use of our products.

         As of December 31, 1999, we had received assurances from suppliers of all third party software that we deemed material to our business that such software was Year 2000 compliant. If we experience Year 2000 disruptions associated with our use of this software we could incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations, and financial condition. If key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if we were to experience delays implementing Year 2000 compliant software products, we could incur substantial costs and disruption of our business, which would potentially have a material adverse effect on our results of operations and financial conditions.

         In the ordinary course of our business, we test and evaluate our own software products and believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products with respect to four digit date dependent data or the ability of our products to correctly create, store, process, and output information related to this data. We cannot be certain, however, that we will not subsequently learn that some of our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, in certain circumstances, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If any licensees experience Year 2000 problems, such licensees could assert claims for damages.

         In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Such changes in purchasing patterns may result in reduced funds available to purchase our software products, which could have an adverse effect on our business, results of operations, and financial condition.

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

WE HAVE A HISTORY OF LOSSES, WE CANNOT PREDICT OUR FUTURE OPERATING RESULTS AND WE CANNOT ASSURE OUR FUTURE PROFITABILITY.

         Through December 31, 1999, we have recorded cumulative net losses of approximately $46.7 million, including approximately $40.0 million related to the write-off of acquired in-process research and development in connection with acquisitions. In addition, we have incurred, and expect to continue to incur, substantial expense associated with the amortization of intangible assets, related principally to acquisitions. Our applications have changed substantially since the mid-1990s, and we have acquired or developed a significant number of applications in the last three years, bringing our total number of applications to more than 20. As a result, prediction of our future operating results is difficult, if not impossible. Although we achieved profitability during the years ended March 31, 1998 and 1999 and the nine months ended December 31, 1999 (excluding the impact of $40.0 million in charges related to acquired in-process research and development in connection with acquisitions), there can be no assurance that we will be able to remain profitable on a quarterly or annual basis. In addition, we do not believe that the growth in revenues we have experienced in recent years is indicative of future revenue growth or future operating results.

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

OUR SALES CYCLE IS LONG AND UNPREDICTABLE, AND POTENTIAL DELAYS IN THE CYCLE MAKE OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS.

         The licensing of our software generally requires us to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of the transaction and the level of competition we encounter in our selling activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have a material adverse effect on our business, operating results and financial condition.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

         Our business has experienced and is expected to continue to experience seasonality. Our revenues and operating results in our December quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements, while revenues and operating results in our March quarter typically benefit from the efforts of our sales force to meet fiscal year-end sales quotas. In addition, we are currently attempting to expand our presence in international markets, including Europe, the Pacific Rim, and Latin America. International revenues comprise a significant percentage of our total revenues, and we may experience additional variability in demand associated with seasonal buying patterns in such foreign markets.

OUR PAST ACQUISITIONS OF OTHER BUSINESSES AND POTENTIAL FUTURE ACQUISITIONS PRESENT RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         Since September 1997, we have completed seven acquisitions. In the future, we may acquire, or make large investments in, other businesses that offer products, services, and technologies that further our goal of providing integrated infrastructure management software solutions to businesses. Past acquisitions and any future acquisitions or investments that we may complete present risks commonly encountered with these types of transactions. The following are examples of such risks:

         - difficulty in combining the technology, operations, or work force of the acquired business
         - disruption of our on-going businesses
         - difficulty inrealizing the potential financial and strategic position of Peregrine through the successful integration of the acquired business
         - difficulty in maintaining uniform standards, controls, procedures, and policies
         - possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel
         - difficulty in adding significant numbers of new employees, including training, evaluation, and coordination of effort of all employees towards our corporate mission
         - diversion of management attention
         - difficulty in obtaining preferred acquisition accounting treatment for these types of transactions; likelihood that future acquisitions will require purchase accounting resulting in increased intangible assets and goodwill, substantial amortization of such assets and goodwill, and a negative impact on reported earnings
         - potential dilutive effect on earnings

         The risks described above, either individually or in the aggregate, could result in decreases in our revenues and operating profits and could even result in operating losses. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of our Common Stock, or a combination of cash and our Common Stock. However, we may not be able to complete any such future acquisitions.

IF THE MARKET FOR OUR INFRASTRUCTURE MANAGEMENT SOFTWARE SOLUTIONS DOES NOT CONTINUE TO DEVELOP AS WE ANTICIPATE OUR ABILITY TO GROW OUR BUSINESS AND SELL OUR PRODUCTS WILL BE ADVERSELY AFFECTED.

         Until recently, our product strategy has focused on integrating a broad array of information technology management applications with other traditional internal help desk applications to create an Enterprise Service Desk capable of managing multiple aspects of an enterprise's information technology structure. We have recently broadened our product line beyond traditional management of information technology assets to offer a more comprehensive product suite capable of managing a business enterprise's information technology infrastructure, physical plant and facilities, communications infrastructure, distribution systems and fleets.

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

         We have faced competition from a number of sources, including:

         - providers of internal help desk software applications such as Remedy Corporation and Software Artistry (now a division of Tivoli Systems)
         - customer interaction software companies such as Clarify and The Vantive Corporation (now a division of PeopleSoft), whose products include internal help desk applications
         - information technology and systems management companies such as IBM, Computer Associates International, Network Associates, and Hewlett-Packard Company
         -  providers of asset management and facilities management software
         - the internal information technology departments of those companies with infrastructure management needs

         Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors. In addition, other competitive pressures we face may materially adversely affect our business, operating results, and financial condition.

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

         In June 1999, we entered into a series of leases providing approximately 540,000 square feet of office space, including an option for approximately 118,000 square feet of space. Even excluding the exercise of the option, the leases require minimum lease payments of approximately $124 million over the terms of the leases, approximately twelve years. This office space (including the option) is intended for a five building campus setting in San Diego, California. We took possession of the first building in October 1999. Construction has commenced on the third building, and the final building is scheduled for delivery in 2003. The capital commitments, construction oversight, and moving of personnel and facilities involved in a transaction of this type and magnitude present numerous risks involving estimation of future events and execution of the transaction. Examples of the risks involved include: failure to properly estimate the growth of our business in the future; inability to sublease excess office space that may result; disruption of operations; and inability to match substantially-fixed lease payments with fluctuating revenues.

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

THE INTENDED EXPANSION OF OUR INTERNATIONAL OPERATIONS INVOLVES RISKS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT UPON MANY FACTORS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS INTERNATIONALLY AND COULD AFFECT OUR PROFITABILITY.

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

         On January 1, 1999, certain member states of the European Economic Community ("EEC"), fixed their respective currencies to a new currency, the euro. On that date, the euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currencies, such as the French franc or deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. Our AssetCenter product was originally developed for the European market and is capable of managing currency data measured in euros. We are still assessing the impact that the euro will have on our internal systems and our other products. We will take corrective actions based on the results of such assessment. We have not yet determined the costs related to this problem. Issues related to the introduction of the euro may materially adversely affect our business, operating results, and financial condition.

BECAUSE OUR OFFICERS AND DIRECTORS OWN A LARGE PORTION OF PSI COMMON STOCK, THEY WILL BE ABLE TO CONTROL MOST MATTERS REQUIRING STOCKHOLDER APPROVAL, AND THIS MAY PREVENT OR DISCOURAGE POTENTIAL BIDS TO ACQUIRE PSI.

         Based on shares outstanding as of December 31, 1999, our officers, directors, and entities directly related to such individuals together beneficially own approximately 20.1% of the outstanding shares of PSI Common Stock. In particular, John J. Moores, Chairman of our board of directors, beneficially owns approximately 14.9% of the outstanding shares of PSI Common Stock. As a result, our officers and directors will be able to control most matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations, and sales of all or substantially all of the assets of PSI. Such concentrated share ownership may prevent or discourage potential bids to acquire PSI unless the terms of acquisition are approved by such officers and directors.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND IN DELAWARE LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR PSI AND MAY PREVENT CHANGES IN OUR MANAGEMENT, WHICH OUR STOCKHOLDERS FAVOR.

         Certain provisions of PSI's charter documents eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. Such provisions are intended to increase the likelihood of continuity and stability in the composition of the PSI board of directors and in the policies set by the board. These provisions also discourage certain types of transactions, which may involve an actual or threatened change of control transaction. These provisions are designed to reduce the vulnerability of PSI to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions are also intended to discourage certain tactics that may be used in proxy fights. However, they could have the effect of discouraging others from making tender offers for PSI's shares. As a result, these provisions may prevent the market price of PSI Common Stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in the management of PSI.

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

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS, WHICH MAY PREVENT STOCKHOLDERS FROM RESELLING THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES.

         We completed the initial public offering of PSI Common Stock in April 1997. Prior to April 1997, no public market existed for PSI Common Stock. In the past, the market price of our Common Stock has varied greatly and the volume of our Common Stock traded has fluctuated greatly as well. We expect such fluctuation to continue. The fluctuation results from a number of factors including:

         - any shortfall in revenues or net income from revenues or net income expected by securities analysts
         -  announcements of new products by PSI or our competitors
         - quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors
         - changes in analysts' estimates of our financial performance, the financial performance of our competitors, or the financial performance of software companies in general
         -  general conditions in the software industry
         - changes in prices for our products or the products of our competitors
         - changes in our revenue growth rates or the growth rates of our competitor
         -  sales of large blocks of the PSI Common Stock
         -  conditions in the financial markets in general

         In addition, the stock market may from time to time experience extreme price and volume fluctuations. Many technology companies, in particular, have experienced such fluctuations. Often, such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our Common Stock may experience significant fluctuations in the future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to a variety of risks, including foreign currency exchange rate and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage these risks, including the use of derivative instruments in our foreign exchange hedging program, which consists principally of purchases of one month forward-rate currency contracts. However, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations.

                                    PART II.

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         In December 1999, we issued approximately 1,121,966 shares of our Common Stock to Goldmine Software Corporation ("Goldmine") in exchange for approximately a 10% equity interest in Goldmine. This issuance was made in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) of and Regulation D under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

         EXHIBITS          EXHIBIT TITLE

             27.1          Financial Data Schedule.

b) Reports on Form 8-K:

         We filed a current report on Form 8-K on December 21, 1999, in connection with our investment in Goldmine Software Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this ____th day of February, 2000.

                                          PEREGRINE SYSTEMS, INC.



                                           By /S/ DAVID A. FARLEY
                                              ----------------------
                                                  David A. Farley
                                       Senior Vice President, Finance and
                                   Administration and Chief Financial Officer
                                          (Principal Financial Officer)







                                            By /S/ MATTHEW C. GLESS
                                               -----------------------
                                                   Matthew C. Gless
                                       Vice President, Finance and Chief
                                               Accounting Officer