Form 10-K
period 2000-03-31
PEREGRINE SYSTEMS INC
filed 2000-05-10
CIK 1031107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           MARCH 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 31, 2000, as reported on the Nasdaq National Market, was approximately $6,636,446,655. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2000, the Registrant had 109,501,146 shares of Common Stock, $0.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PEREGRINE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I.....................................................................    3

    Item 1.    Business....................................................    3

    Item 2.    Properties..................................................   15

    Item 3.    Legal Proceedings...........................................   15

    Item 4.    Submission of Matters to a Vote of Security Holders.........   15

PART II....................................................................   16

    Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   16

    Item 6.    Selected Consolidated Financial Data........................   17

    Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   18

    Item 7A.   Quantitative and Qualitative Disclosures about Market
               Risk........................................................   36

    Item 8.    Financial Statements and Supplementary Data.................   36

    Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   36

PART III...................................................................   37

    Item 10.   Directors and Executive Officers of the Registrant..........   37

    Item 11.   Executive Compensation......................................   39

    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..................................................   44

    Item 13.   Certain Relationships and Related Transactions..............   45

PART IV....................................................................   46

    Item 14.   Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K....................................................   46

    Signatures.............................................................   49

                                     PART I

ITEM 1.  BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING OUR FUTURE OPERATIONS, FINANCIAL CONDITION AND PROSPECTS, AND OUR BUSINESS STRATEGIES. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE" AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS IN OUR COMMON STOCK ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR FUTURE BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR CURRENTLY ANTICIPATED RESULTS. INVESTORS SHOULD CAREFULLY REVIEW THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY EFFECT FUTURE RESULTS" IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

    Peregrine refers to itself as "The Infrastructure Management Company." We offer business organizations an integrated suite of packaged infrastructure resource management application software. In addition, we have recently introduced additional products designed to automate the processes associated with the procurement and use of infrastructure assets. These software applications are designed to manage the various aspects of organizational infrastructure from the moment an asset is leased, acquired, or taken from existing inventory until the moment it is taken out of service. Infrastructure assets include computers, computer networks, telecommunication assets, physical plant and facilities, corporate car or truck fleets, and many other assets. Our products are designed to help businesses answer the following questions about each item of corporate infrastructure:

    - What assets does my business own?

    - Where are each of these assets located?

    - How well are each of these assets working?

    - What is the total cost of owning each asset (I.E., the cost of acquiring, maintaining, servicing, and disposing of each asset)?

    - How well is each asset supporting my business?

CORPORATE BACKGROUND

    We were incorporated in California in 1981 and reincorporated in Delaware in 1994. Our principal executive offices are located at 12670 High Bluff Drive, San Diego, California 92130. Our telephone number at that address is (858) 481-5000.

INDUSTRY BACKGROUND

    Until recently, automated management of organizational infrastructure was not a priority for many companies. Rather, organizations tended to focus their information technology spending on automating external business functions that involve interactions with customers, suppliers, distributors, and other third parties. These applications included building networks for voice and data and implementing software solutions for enterprise resource planning (ERP), customer supply chain management (CSCM), and customer relationship management (CRM). Organizations have become increasingly dependent on these networks, systems, and applications to provide core products and services, and we believe they are now critical components of an organization's operating infrastructure.

    Organizational infrastructure has also become larger and more complex. Modern businesses now depend on an array of systems and applications to provide electronic mail and Internet and Intranet services, to manage documents, and to support mission critical ERP, CSCM, and CRM applications. In addition, the various components of infrastructure, including desktop computers, networks, and telecommunications assets, are increasingly linked. In turn, these internal networks and systems depend on a physical infrastructure comprised of cable and wiring in walls, floors, and ceilings that are ultimately part of the buildings and campuses that comprise the larger organizational infrastructure.

    We believe that the operational effectiveness of an organization ultimately depends on the efficient acquisition, management, and disposal of these infrastructure assets. Threats to infrastructure pose substantial business risks. Issues raised in connection with Year 2000 remediation, European currency conversion, computer viruses, major facilities relocations, and changes in network environments have resulted in increased awareness of infrastructure dependency by senior business executives and information technology managers. Accordingly, we believe that opportunities exist for providers of an integrated suite of infrastructure resource management software that can assist organizations to acquire, deploy, maintain, and operate infrastructure assets efficiently throughout their life cycle--from the time an organization starts to contemplate purchase or lease of a new asset to the moment the asset is removed from service and sold or disposed. We attempt to manage the following major stages in the lifecycle of an asset:

    - procurement or lease

    - maintenance in inventory

    - installation

    - data collection

    - taking and implementing a service or upgrade request

    - asset relocation

    - problem management and resolution

    - performance tracking

    - correlation of performance to service level agreements

    - contract management

    - removal from service

    - disposition or re-use

    Until recently, our products focused principally on problem management for an organization's information technology infrastructure. Our principal product suite, SERVICECENTER, is an integrated, enterprise service desk software solution that assists information technology departments to manage and maintain their internal computer networks and related assets. Since 1997, however, we have made several acquisitions intended to broaden our infrastructure resource management product suite beyond management of network help desks.

    - In September 1997, we acquired ASSETCENTER, our first asset management product through the acquisition of Apsylog, S.A., a French corporation, and its U.S. parent company.

    - In July 1998, we acquired Innovative Tech Systems, a leading provider of facilities management software. Innovative's SPAN-FM product line became our FACILITYCENTER product line.

    - In September 1998, we acquired technologies and other assets from related entities operating as International Software Solutions. These technologies expanded the ability of our products to help manage information technology assets by permitting network help desk analysts to interface with users over the corporate network without on-site visits.

    - In March 1999, we acquired Prototype, a provider of software products for managing corporate vehicle and equipment fleets.

    - In April 1999, we acquired fPrint, a British provider of software used to discover and inventory software located on the computers of individual users on a corporate network.

    - In September 1999, we acquired Knowlix, a developer of knowledge management software that assists help desk analysts by managing the intangible technical information and know-how required to assist callers.

    - In December 1999, we acquired advanced and light rail management software for the passenger and freight rail industries from KKO & Associates.

    - In March 2000, we acquired Telco Research, a provider of software products that help manage telecommunications assets, and Barnhill Management Group, a services and solutions delivery partner with extensive experience in the telecommunications industry.

PRODUCTS

    We currently offer over forty infrastructure management and e-procurement software products. The following discussion summarizes our principal product families.

    SERVICECENTER

    SERVICECENTER is a set of applications intended to maintain the effectiveness and functionality of an organization's information technology infrastructure. ServiceCenter offers a number of gateway products to the software tools and applications of other vendors. These gateway products include interfaces to system and network management products such as Hewlett-Packard Openview, Computer Associates Unicenter, and Tivoli TME10. In addition, gateways to enterprise resource planning applications are supported to products such as SAP R3, PeopleSoft, and Oracle.

    PRIMARY SERVICECENTER APPLICATIONS

          PROBLEM MANAGEMENT. The problem management application automates the process of reporting and tracking specific problems or classes of problems associated with a business enterprise's network computing environment. Help desk personnel open problem tickets using templates specific to the class of problem reported.

          PROBLEM RESOLUTION. The problem management application works together with our IR EXPERT, a text search expert system that employs advanced technology to allow network operators to retrieve relevant information. This application assists in problem solving, based on prior solutions. The IR EXPERT reduces a user's question, or query, to a number of "terms," refining the query to fit knowledge in the database and then searches resolution databases using related terms. This application is self-learning, so the customer does not have to perform any work to keep the knowledge base up to date.

          CHANGE MANAGEMENT. The change management application provides a functional framework for proposing, accepting, scheduling, approving, reviewing and coordinating network changes.

          CONTRACT MANAGEMENT. The contract management application provides information system departments with the tools they need to track all costs associated with infrastructure problems or change.

          INVENTORY CONFIGURATION MANAGEMENT. The inventory configuration management application provides the service desk with a central repository of information about inventories of networked devices and applications as well as information concerning end-users. Easy access to inventory information permits the service desk to respond to end-user problems, to plan changes and services, and to create accurate reports about the network's status and environmental trends.

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

          SERVICE LEVEL AGREEMENT MANAGEMENT. Service level agreements are used by companies to relate the availability and performance of infrastructure to the business mission performed by the infrastructure. Service level agreement management is designed to simplify the task of managing these contracts.

          SERVICECENTER INSIGHT. ServiceCenter Insight is a data mining tool which facilities the ability of the customer to make queries and prepare reports about information in the infrastructure repositories.

          SERVICE MANAGEMENT. Service management is a comprehensive call management tool. The service desk operator uses service management to assess an incoming call and determine whether it is an information request, a call requiring problem management, a request for action to assist an individual or a requirement for a change which would affect multiple elements of the infrastructure.

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

    E-SERVICECENTER is the Internet-hosted version of SERVICECENTER, which offers a subset of the SERVICECENTER application set to help desk managers on an application service provider basis. If the customer elects this option, we act as the system administrator and operator for the customer. Their users connect to our software over the Internet and receive the benefit of the application without the administrative burden of actually running the server portion of the application. The product is sold in two models. We may enter a perpetual license agreement with the customer and recognize license revenue at the time of initial sale, as with a standard SERVICECENTER license, and recognize maintenance, hosting operations and administration revenues as a recurring payment stream. Alternatively, we may provide a limited-term, noncancelable subscription to use E-SERVICECENTER, where we recognize revenue for license, maintenance, hosting operations and administration on a periodic basis.

    ASSETCENTER

    ASSETCENTER is a set of applications intended to manage financial information relating to an organization's portfolio of information technology infrastructure investments. Like SERVICECENTER, ASSETCENTER supports gateways to enterprise resource planning and desktop inventory discovery tools.

    PRIMARY ASSETCENTER APPLICATIONS

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

          PROCUREMENT MANAGEMENT. This application manages the acquisition of information technology products including assets, consumables and services. Procurement management covers the entire purchasing cycle: request, approval, estimate, issuance of purchase orders, delivery and receipt. The application allows users to set up authorization procedures as well as automatic reordering based on user-defined restocking criteria.

          COST MANAGEMENT. Cost management features analytic and budgetary functions that allow tracking, control, and allocation of information technology related expenses. The application allows users to track costs related to each asset, including both capital and operational expenses (E.G., training, service calls) and to measure the costs of ownership for each asset. The application also allows users to compare accounting and physical inventories to determine the correct valuation of balance sheet assets.

    INFRACENTER FOR WORKGROUPS

    INFRACENTER FOR WORKGROUPS is a comprehensive asset management technology targeted at the midrange market. INFRACENTER FOR WORKGROUPS offers functionality and applications similar to those offered with our ASSETCENTER product suite. In addition, Infratools desktop discovery provides complete, accurate, and timely intelligence about desktop users on a network. The premium offering of INFRACENTER FOR WORKGROUPS bundles our InfraTools Remote Control product, a graphical remote control application. InfraTools Remote Control is designed for everything from help desk and remote support to teaching applications and network management.

    FACILTYCENTER

    FACILITYCENTER is a set of applications and multiple gateways that are designed to manage assets related to physical plant and facilities. FACILITYCENTER includes space planning, facilities management, work order management, stacking, maintenance management, facilities help desk, cable plant management, computer aided design integrator, data collection, and real estate lease management. Like SERVICECENTER and ASSETCENTER, FACILITYCENTER also supports gateways to external products.

    The FACILITYCENTER product suite offers solutions specifically designed to automate facilities, real estate and operations, and maintenance management. E-FACILITYCENTER is the Internet-hosted version of FACILITYCENTER. It offers the FACILITYCENTER application set to real estate and facilities managers on a hosted application service provider basis.

    PRIMARY FACILITYCENTER APPLICATIONS

          FACILITYCENTER SOLUTION FOR FACILITIES MANAGEMENT. FACILITYCENTER projects occupancy demand and supply scenarios to enable efficient move planning and reduce costs. By interfacing to popular computer-aided-design products, users can view information graphically and manage facilities using a top down approach. The FACILITYCENTER application can also manage project bids, costs and budgets.

          FACILITYCENTER SOLUTION FOR OPERATIONS AND MAINTENANCE. OUR FACILITYCENTER solution for operations and maintenance enables preventive maintenance workflow to be streamlined and managed from a single point. It allows managers to automatically schedule preventive maintenance, obtain work order cost estimates, schedule work orders, and obtain information about the status of work orders. Purchasing, receiving and shipping functions can also be administered automatically.

          FACILITYCENTER SOLUTION FOR REAL ESTATE. The FACILITYCENTER real estate management solution helps real estate professionals optimize the use of available space, reduce overall occupancy costs and implement continuous improvement strategies and policy tactics. The application tracks owned and leased property including space configuration and utilization.

    FLEETANYWHERE

    FLEETANYWHERE is a comprehensive, Internet-enabled, fully integrated, Windows-based fleet management system. It is capable of tracking an unlimited number of equipment units and supporting an unlimited number of workstations from any number of locations. FLEETANYWHERE tracks all functions related to the maintenance of equipment fleets, including processing repair and work orders, tracking operating expenses such as for fuel, oil, and licensing, and tracking and billing for equipment usage. Optional modules offer functionality related to bar coding on the shop floor, online employee labor capture, motor pool reservations tracking, shop scheduling, service level agreement tracking, replacement analysis, tire tracking, and fleet optimization.

    E.FLEET is the Internet-hosted version of FLEETANYWHERE. It offers the full FLEETANYWHERE application set to fleet managers on an application service provider basis.

    GET.IT!

    GET.IT! is our employee self-service product suite. The GET.IT! solution offers employee self-service applications designed to improve employee productivity and reduce operating expenses.

    GET.IT! APPLICATIONS

          GET.RESOURCES! Get.Resources! assists the traditional asset procurement process by allowing businesses to evaluate total lifecycle costs of an asset. Using a web interface, employees can buy, lease, or take from existing stock needed resources or services. The workflow engine in Get.Resources! routes requisitions through the organization based on local business rules, thereby streamlining the process and reducing cycle time. Get.Resources! is an open e-procurement application that allows organizations to purchase products and resources through CommerceOne's MarketSite or via direct, point-to-point links with suppliers from e-catalogs hosted on either the buyer or supplier site.

          GET.ANSWERS! Get.Answers! is a portal interface for accessing and distributing information throughout an organization. With an easy-to-use web interface, Get.Answers! lets any employee tap into the same information base used by information technology support and other infrastructure professionals. The reporting feature in Get.Answers! lets administrators know who is using the system and what information is being used.

          GET.SERVICE! Get.Service! automates the employee service request process through a centralized portal for requesting services ranging from training services to providing lunches for meetings.

    COMMANYWHERE

    COMMANYWHERE is a communications equipment management system that tracks mobile and portable radios, base and fixed equipment, microwave equipment, console and remote equipment, and 800 megahertz trunked radio system equipment.

    KNOWLIX

    KNOWLIX is our knowledge management product suite for help desks and customer support centers. KNOWLIX assists help desk and call center analysts by managing the technical information and know-how required to assist callers.

    TELEPHONY AND DATA MANAGEMENT SOLUTIONS

    In March 2000, we completed our acquisition of Telco Research Corporation Limited, a provider of software products that help manage telecommunications assets. The Telco Research product suite combines hardware and software solutions that help organizations accurately accumulate and allocate telecommunications cost, measure system health and performance, enforce policies, manage security, and control fraudulent use of corporate phone systems.

    DATA COLLECTION DEVICES. We offer intelligent data collectors that monitor and collect the information produced by network switching equipment. These data collectors provide a solution for monitoring and filtering alarms, collecting call detail records and traffic data and obtaining secure access into telephone switches from a central point. These collection devices provide call detail record storage, polling, toll fraud & real-time information concerning the operating status of telecommunications systems.

    VOICE SOLUTIONS. We offer solutions to manage the voice communications network for companies of all sizes. This family of products provides customers the ability to understand and control cost and usage, monitor network operating status and maintain network integrity.

PRODUCT INTEGRATION

    We have completed numerous acquisition of businesses and technologies since late 1997. As a result, our research and development personnel have focused substantial effort on integrating the acquired products and technologies into a single product suite with a common data repository. In April 1998, we announced and shipped the Peregrine Repository Interface Manager, which we market as PRIM. PRIM integrates common elements between the data schema of SERVICECENTER and ASSETCENTER. We are continuing to expend resources to improve the integration of SERVICECENTER and ASSETCENTER and are beginning the integration of FACILITYCENTER, a product we acquired in connection with the acquisition of Innovative Tech Systems in July 1998. Integration of products of this number and complexity can be costly and time consuming, could result in the diversion of resources from development of new or enhanced products and technologies, and exposes us to a number of risks which are described in greater detail under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" beginning on page 24.

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

    We believe that the ability to deliver new and enhanced products to customers is a key success factor. We have historically developed our products through a consultative process with existing and potential customers. We expect that continued dialogue with existing and potential customers may result in enhancements to existing products and the development of new products. We have in the past devoted and expect to continue to devote a significant amount of resources to developing new and enhanced products. We currently have a number of product development initiatives underway. We cannot predict, however, whether any enhanced products, new products, or product suites will be embraced by existing or new customers. The failure of any of these products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

    Our research and development expenditures in fiscal 2000, 1999, and 1998 were $28.5 million, $13.9 million, and $8.4 million, respectively, representing 11%, 10%, and 14% of total revenues in the respective periods. See "Peregrine Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20.

    The market for our products is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or other markets that we may enter could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part on our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. Our product development efforts are expected to continue to require substantial investment by us. There can be no assurance that we will have sufficient resources to make the necessary investment. We have in the past experienced development delays, and there can be no assurance that we will not experience development delays in the future. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or enhanced products. In addition, there can be no assurance that any new or enhanced products will achieve market acceptance, or that our current or future products will conform to industry requirements. Our inability, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on our business, results of operations, and financial condition.

TECHNOLOGY

    Our products rely on a number of standard, commercially available technologies for relational database storage and retrieval and client/server communications. They are designed to support a range of implementations of infrastructure management applications and enterprise service desks within medium sized to large organizations. We have developed other technologies designed to provide a comprehensive environment to build, deploy, and customize a range of applications.

    N-TIERED ARCHITECTURE. N-tiered architecture applications permit the separation of multiple clients, multiple application servers, and multiple database servers in a single cohesive application implementation. Our database, business rules, and presentation technologies create an N-tiered client/server architecture intended to provide scalability and flexibility. The tiers are logically separated, allowing changes to the database design or the graphical interface to be made without requiring changes to the business rules or other related tiers.

    EASY CUSTOMIZATION/EXTENSION. In order to make our software fit customers' needs, our products provide a number of tools that enable customers to customize and extend SERVICECENTER, ASSETCENTER, FACILITYCENTER and FLEETANYWHERE. The design of the database, the contents and appearance of the user interface, and the business rules can be modified using the standard tools that we provide with the system.

    RAPID APPLICATION DEVELOPMENT ENVIRONMENT. We have created a "fill-in-the-blanks" development environment for building and deploying applications. All SERVICECENTER applications are implemented using our rapid application development environment. If a customer requires more extensive modification, the system can be customized by changing the applications that we provide or by implementing new applications using the rapid application development environment. In fiscal 1999, we introduced an advanced graphical workflow engine in ASSETCENTER, along with technology for simplified tailoring of the application. These technologies are expected to be introduced in future applications.

    DISTRIBUTED SERVICES. We have distributed a database technology that provides replication services and the capability to move work from one SERVICECENTER system to another. These services are database vendor independent and contain knowledge of the application schema.

    ADAPTERS. We provide adapters to industry standard application programming interfaces, such as SMTP e-mail, and leading vendors products. These adapters expand the reach of our products by allowing them to interact with other products currently in the customer's environment. We also have created adapters that permit the system to communicate using e-mail, beepers, facsimile and Lotus Notes. The adapters also provide communication with third party network management tools such as Hewlett-Packard's OpenView, Computer Associates Unicenter, Tivoli's TME, Cabletron's Spectrum, Sun's SunNet Manager and others. In addition, we have created an open application programming interface permitting software developed by third parties, end-users or our professional services group to be integrated into the system.

    INTELLIGENT AGENTS. We provide intelligent agents that gather and feed information to SERVICECENTER. The agents provide automated inventory gathering and problem determination data for use in problem resolution and management of an information technology environment. The agents permit help desk personnel to open, update, and close trouble tickets based on criteria provided by the customers.

    JAVA CLIENT. We introduced a Java SERVICECENTER graphical user interface client in fiscal 1999. The Java client duplicates the functionality of the SERVICECENTER graphical user interface, allowing access to the entire SERVICECENTER system via the Internet. The Java client is designed for use by production or "heavy" users of the system, while the web client, available for SERVICECENTER, ASSETCENTER, FACILITIES CENTER, and FLEETANYWHERE is designed for the casual user requiring easy, simple access to basic system functions.

SALES AND MARKETING

    We sell our software and services in North America and internationally primarily through a direct sales force. A large number of our sales force is based at our San Diego headquarters, but we also have North American sales personnel located in, or in close proximity to, most major cities in the United States and Canada. Our international sales force is located in the metropolitan areas of Amsterdam, Frankfurt, London, Milan, Copenhagen, Munich, Paris, Singapore and Sydney. Our sales model combines telephone and Internet communications for product demonstrations with travel to customer locations to pursue a consultative sales process. In addition to our direct sales strategy, we continue to pursue indirect distribution channels. In the Pacific Rim and Latin America, we have established a network of channel partners. In North America, we have established a network of regional and national systems integrators and channel partners. When sold through direct channels, the sales cycle for our products typically ranges from six to nine months, depending on a number of factors, including the size of the transaction and the level of competition we encounter in our sales activities.

    In recent periods, we have devoted significant resources to building our marketing organization and infrastructure. We have significantly expanded product marketing, marketing communications, alliance marketing, telemarketing and sales training. The primary focus of our marketing department is to generate qualified leads for the worldwide direct sales force and to create market awareness programs for Peregrine and our products. As part of our strategy, we have invested significantly in the Internet, developing a new corporate web site during fiscal 2000 and executing an array of web-based marketing programs. In addition, during fiscal 2000, we established an executive briefing center in order to focus our sales efforts at senior levels within our prospective customer's organizations.

    We have significantly increased the size of our sales force over the last year and expect to continue hiring sales personnel, both domestically and internationally, over the next twelve months. Competition for qualified sales personnel is intense in the software industry. We also expect to increase the number of our regional, national, system integrator and channel partners, both domestically and internationally. Any failure to expand our direct sales force or other distribution channels could have a material adverse effect on our business, results of operations, and financial condition.

    We believe that our continued growth and profitability will require expansion of our international operations, particularly in Europe, Latin America, and the Pacific Rim. We intend to expand international operations and to enter additional international markets, either directly or through international distribution or similar arrangements, which will require significant management attention and financial resources.

Competition for suitable distribution partners is intense in many markets outside North America. There can be no assurance that we will be successful in attracting and retaining qualified international distributors or that we will be successful in implementing direct sales programs in selected international markets. If we are unable to obtain qualified international distribution partners or are otherwise unable to successfully penetrate important international markets, our business, results of operations, and financial condition would be materially and adversely affected.

    In addition, continued international expansion poses a number of risks associated with conducting business outside the United States, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls, or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on our business, operating results and financial condition. In addition, we have only limited experience in developing localized versions of our products and marketing and distributing our products internationally. There can be no assurance that we will be able to successfully localize, market, sell, and deliver products internationally. If we are unable to expand our international operations successfully and in a timely manner, our future revenues could decline or grow at a slower rate, and our results of operations and financial condition could be impaired.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

    Our professional services group provides technical consulting and training to assist customers and business partners in implementing our products.

    Our basic consulting services include analyzing user requirements and providing the customer with a starter system that will quickly demonstrate significant benefits of our products. More advanced consulting services include providing turn-key implementations using our Advanced Implementation Methodology, which begins with a structured analysis to map the customer's business rules onto our service desk tools, continues with the technical design and construction, and finishes with system roll out. Implementation assistance frequently involves a modest level of process reengineering and the development of interfaces between our products and legacy systems and other tools or systems.

    We offer training courses in the implementation and administration of our products. On a periodic basis, we offer product training at our facilities in San Diego, Orlando, Washington D.C., London, Paris, Frankfurt, Amsterdam and Tokyo for customers and business partners. Customer-site training is also available.

    We maintain a staff of customer support and customer care personnel, who provide technical support and periodic software updates to our customers and partners. We offer complete technical support services 24 hours a day, five days per week, with critical care services offered 24 hours a day, seven days a week via toll free lines through our local offices in Europe and San Diego. In addition to telephone support, we provide support via facsimile, e-mail, and a web server.

COMPETITION

    The markets for our products are highly competitive and diverse. The technology for infrastructure management and e-procurement software products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. In the last few years, we have experienced substantial competition from new competitors of all types and sizes, and we do not foresee a change in the rate of increasing competition.

    SOURCES OF EXISTING COMPETITION

    We face competition from a number of sources in the markets for our infrastructure resource management and e-procurement software solutions.

    - In the markets for our infrastructure resource management products, we face competition from:

       - providers of internal help desk software applications, such as Remedy Corporation and Tivoli Systems, that compete with our enterprise service desk software

       - providers of asset management software, including Remedy, MainControl, and Janus Technologies

       - providers of facilities management software, including Archibus, Facilities Information Systems, and Assetworks (a division of CSI-Maximus)

       - providers of transportation management software that competes with our fleet management and rail management software, including Control Software (a division of CSI-Maximus) and Project Software and Development Inc.

       - information technology and systems management companies such as IBM, Computer Associates, Network Associates, Hewlett-Packard, and Microsoft

       - numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our infrastructure management products

       - the internal information technology departments of those companies with infrastructure management needs

    - In the markets for procurement and e-procurement solutions, we face competition from:

       - established competitors in the business-to-business internet commerce solution market, such as Ariba and CommerceOne; and

       - established providers of enterprise resource planning software that are entering the market for procurement and e-procurement solutions, including Oracle and SAP.

    SOURCES OF FUTURE COMPETITION

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

    Increased competition may result from acquisitions of other infrastructure management or e-procurement software vendors by system management companies. The results of increased competition including price reductions of our products, reduced gross margins, and reduction of market share, could materially adversely affect our business, operating results, and financial condition. In several of our market segments, we believe there is a distinct trend by competitors toward securing market share at the expense of profitability. This could have an impact on the mode and success of our ongoing business in these segments.

    GENERAL COMPETITIVE FACTORS IN OUR INDUSTRY

    Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources. As a result, they may be able to respond more quickly than we can to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products. We may not be able to compete successfully against current and future competitors. In addition, competitive pressures that we face may materially and adversely affect our business, operating results, and financial condition.

    We believe that the principal competitive factors affecting markets include product features such as adaptability, scalability, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we will maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources than us. In addition, we believe that our future financial performance will depend in large part on our success in continuing to expand our product line of infrastructure management and e-procurement solutions and to create organizational awareness of the benefits when purchasing these integrated solutions from a single vendor.

INTELLECTUAL PROPERTY

    Our success depends heavily on our ability to maintain and protect our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights, which offer only limited protection. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors, and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Other parties may independently develop competing technology. Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Despite precautions we may take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications.

    We employ a variety of intellectual property in the development and sale of our products. We believe that the loss of all or a substantial portion of our intellectual property rights would have a material adverse effect on our results of operations. Our intellectual property protection measures might not be sufficient to prevent misappropriation of our technology. From time to time, we may desire or be required to renew or obtain licenses from others in order to further develop and effectively market commercially viable products effectively. Any necessary licenses might not be available on reasonable terms, if at all, and the associated license fees could increase our expenses and impair our results of operations.

    Litigation concerning intellectual property is common among technology companies. In the future, third parties may claim that we infringe their products or technologies. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

    - cease selling, incorporating, or using products or services that incorporate the infringed intellectual property;

    - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not available on acceptable terms, if at all; or

    - redesign those products or services that incorporate the disputed technology.

    We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and the diversion of our technical and management personnel's time and attention. As a result, our operating results could suffer, and our financial condition could be harmed.

EMPLOYEES

    As of March 31, 2000, we employed 1,433 persons, including 555 in sales and marketing, 160 in customer support, 257 in professional services, 243 in research and development and 218 in finance and administration. Of our employees, 441 are located outside North America, principally in Europe. None of our employees is represented by a labor union (other than by statutory unions or workers' committees required by law in some European countries). We have not experienced any work stoppages and consider our relations with our employees to be good.

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

    In June 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space in San Diego, including an option on approximately 118,000 square feet of office space. Excluding the exercise of the option, the leases require minimum lease payments of approximately $124 million over their term, which is approximately twelve years. This office space (including the option) is intended for a five building campus setting in San Diego, California. Initially, we expect to occupy three of the buildings and sublet the remaining two buildings. We currently occupy one of the three buildings and expect to occupy the balance sometime during the summer of 2000. As part of the relocation to the new campus facility, we intend to sublet our currently leased space on High Bluff Drive for the remaining period of our lease.

    We also lease office space for sales, marketing, and professional services staff in most major metropolitan areas of the United States and Canada. In connection with our recent acquisition of Telco Research Corporation Limited, we assumed leases for approximately 37,000 square feet of office space in Nashville, Tennessee and 17,000 square feet of office space in Toronto, Ontario. In Europe, we lease space in the metropolitan areas of Amsterdam, Copenhagen, Dublin, Frankfurt, London, Milan and Paris. In the Pacific Rim, we lease space in Singapore, Sydney and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Our management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No stockholder votes took place during the fourth quarter of the year ended March 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been traded on the Nasdaq National Market under the symbol "PRGN" since our initial public offering in April 1997. Prior to April 1997, there was no established public trading market for our common stock. The following table sets forth for the periods indicated, the high and low closing prices reported on the Nasdaq National Market. All prices have been adjusted to reflect two-for-one stock splits of our common stock effected as stock dividends in February 1999 and February 2000.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ended March 31, 2000:
  Fourth Quarter............................................  $79.500    $36.625
  Third Quarter.............................................   45.875     19.156
  Second Quarter............................................   20.563     12.813
  First Quarter.............................................   17.344      8.563

Fiscal Year Ended March 31, 1999:
  Fourth Quarter............................................  $16.813    $10.625
  Third Quarter.............................................   11.594      7.109
  Second Quarter............................................   10.344      5.844
  First Quarter.............................................    7.130      4.563

    As of March 31, 1999, there were 109,501,146 shares of of our common stock issued and outstanding held by 1,298 stockholders of record. We estimate that there are approximately 8,500 beneficial stockholders.

DIVIDEND POLICY

    We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended March 31, 2000, we issued shares of Peregrine common stock in connection with the following transactions that did not involve registration under the Securities Act of 1933. All share numbers give effect to a two-for-one stock split effected in the form of a dividend in February 2000.

    In March 2000, we issued approximately 191,267 shares of common stock in connection with our acquisition of Barnhill Management Group, Inc. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.

    In March 2000, we issued approximately 2,560,000 shares of common stock in connection with our acquisition of Telco Research Corporation Limited. The shares were issued in reliance upon Section 3(a)(10) of the Securities Act.

    In February 2000, in connection with our investment in SupplyAccess, Inc., we issued 206,304 shares of common stock at a price of $53.09 per share to SupplyAccess. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

    In December 1999, we issued 2,243,932 shares of our common stock in exchange for 5,395,642 shares of the common stock of Goldmine Software Corporation, representing approximately 10% of the outstanding Goldmine common stock on a pro forma basis. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    Our selected consolidated financial data is presented below as of March 31, 1996, 1997, 1998, 1999 and 2000 and for each of the years in the five-year period ended March 31, 2000, and derives from the consolidated financial statements of Peregrine Systems, Inc. and its subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of March 31, 1999 and 2000 and for each of the years in the three-year period ended March 31, 2000, and the report of independent public accountants thereon, are included elsewhere in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                              YEAR ENDED MARCH 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
  Licenses..................................................  $168,467   $ 87,362   $38,791    $20,472    $11,642
  Services..................................................    84,833     50,701    23,086     14,563     12,124
                                                              --------   --------   -------    -------    -------
    Total revenues..........................................   253,300    138,063    61,877     35,035     23,766
Costs and expenses:
  Cost of licenses..........................................     1,426      1,020       326        215        415
  Cost of services..........................................    51,441     31,561    10,326      4,661      3,526
  Sales and marketing.......................................   101,443     50,803    22,728     15,778     11,820
  Research and development..................................    28,517     13,919     8,394      5,877      7,742
  General and administrative................................    19,871     10,482     6,077      3,816      4,529
  Amortization of intangibles...............................    34,753     18,012     3,168         --         --
  Acquired in-process research and development..............    24,505     26,005     6,955         --         --
                                                              --------   --------   -------    -------    -------
    Total costs and expenses................................   261,956    151,802    57,974     30,347     28,032
                                                              --------   --------   -------    -------    -------
Operating income (loss).....................................    (8,656)   (13,739)    3,903      4,688     (4,266)
Interest income (expense) and other.........................        38        664       839       (478)      (286)
                                                              --------   --------   -------    -------    -------
Income (loss) from continuing operations before income
  taxes.....................................................    (8,618)   (13,075)    4,742      4,210     (4,552)
Income tax expense (benefit)................................    16,452     10,295     5,358     (1,592)        --
                                                              --------   --------   -------    -------    -------
Income (loss) from continuing operations....................   (25,070)   (23,370)     (616)     5,802     (4,552)
Loss from discontinued operations...........................
  Loss from operations......................................        --         --        --         --        781
  Loss on disposal..........................................        --         --        --         --      1,078
                                                              --------   --------   -------    -------    -------
    Loss from discontinued operations.......................        --         --        --         --     (1,859)
                                                              --------   --------   -------    -------    -------
Net income (loss)...........................................  $(25,070)  $(23,370)  $  (616)   $ 5,802    $(6,411)
                                                              ========   ========   =======    =======    =======
Net income (loss) per share--diluted........................  $  (0.24)  $  (0.27)  $ (0.01)   $  0.10    $ (0.13)
                                                              ========   ========   =======    =======    =======
Shares used in per share calculation........................   102,332     87,166    69,520     59,856     49,324
                                                              ========   ========   =======    =======    =======

                                                                                   MARCH 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997
                                                              --------   --------   --------   --------     1996
                                                                                 (IN THOUSANDS)           --------
BALANCE SHEET DATA
  Cash, cash equivalents, and short-term investments........  $ 33,511   $ 23,545   $21,977    $   305    $   437
  Working capital (deficit).................................    20,510     25,302    23,779     (4,065)    (9,697)
  Total assets..............................................   523,430    207,713    83,568     19,738     13,817
  Total debt................................................     1,331        649     1,117      3,866      5,208
  Stockholders' equity (deficit)............................   411,850    150,781    55,639     (2,849)    (8,450)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FOWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

    Peregrine Systems, Inc. is a leading provider of infrastructure management and e-infrastructure software products and solutions. Our products help businesses to deploy, maintain, and dispose of numerous aspects of their corporate infrastructure. Using common shared data, our products help to manage information technology assets as well as assets relating to corporate facilities and vehicle fleets. In addition, we have recently introduced products for rail management and Internet-based asset procurement.

    Until late 1997, our product offerings focused principally on managing information technology assets through a consolidated enterprise service desk that provided support to users of our customers' information technology systems and networks. During fiscal 1998, we determined that our customers required a more comprehensive solution to control and manage their infrastructure assets, including information technology assets as well as the numerous other assets that make up business infrastructures. Among other things, we determined that businesses needed to be able to manage the availability of their assets, minimize their investments and expense, consolidate data about infrastructure assets, and interface their asset management solutions to enterprise applications. Accordingly, we refocused our product development and marketing strategies to focus on an "infrastructure resource management" strategy.

    In order to execute on our infrastructure resource management strategy, we have completed a number of acquisitions since late 1997. These acquisitions have been designed to broaden our infrastructure resource management product suite.

    - In September 1997, we acquired Apsylog S.A., a provider of asset management software focused principally on managing information technology assets.

    - In July 1998, we acquired Innovative Tech Systems, a provider of software products that address management of corporate facilities.

    - In September 1998, we acquired technologies and other assets from related entities operating as International Software Solutions. These technologies expanded the ability of our products to help manage information technology assets by permitting network help desk analysts to interface with users over the corporate network.

    - In March 1999, we acquired Prototype, a provider of software products for managing corporate vehicle fleets.

    - In April 1999, we acquired fPrint, a British provider of software used to discover and inventory software located on the computers of individual users on a corporate network.

    - In September 1999, we acquired Knowlix, a developer of knowledge management software that assists network help desk analysts by managing the intangible technical information and know-how required to assist callers.

    - In March 2000, we acquired Telco Research, a provider of software products that help manage telecommunications assets, and Barnhill Management Group, a services and solutions delivery partner of Peregrine with extensive experience in the telecommunications industry.

    Our software products are currently available on most major computer operating platforms; however, for the past several years, over 85% of our license sales have been attributable to the UNIX and Windows NT platforms.

    Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a one-year maintenance and warranty period as part of the license agreement. We also provide ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the product.

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

    We currently derive a substantial portion of our license revenues from the sale of our infrastructure resource management applications and our e-infrastructure solutions. We expect these products to account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our infrastructure resource management strategy and applications, including future product enhancements. Substantially all of our license revenues are derived from granting a non-exclusive perpetual license to use our products. Factors adversely affecting the pricing of, demand for or market acceptance of the infrastructure resource management applications, such as competition or technological change, manner of distribution or licensing, and related method of revenue recognition could have a material adverse effect on our business, operating results, and financial condition.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues.

                                                                    MARCH 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses.........................................    66.5%         63.3%         62.7%
    Services.........................................    33.5          36.7          37.3
                                                        -----         -----         -----
        Total revenues...............................   100.0         100.0         100.0

  Costs and expenses:
    Cost of licenses.................................     0.6           0.7           0.5
    Cost of services.................................    20.3          22.9          16.7
    Sales and marketing..............................    40.0          36.8          36.7
    Research and development.........................    11.3          10.1          13.6
    General and administrative.......................     7.8           7.6           9.8
    Amortization of intangible assets................    13.7          13.1           5.1
    Acquired in-process research and development.....     9.7          18.8          11.3
                                                        -----         -----         -----
        Total costs and expenses.....................   103.4         110.0          93.7
                                                        -----         -----         -----
  Operating income (loss)............................    (3.4)        (10.0)          6.3
  Interest income and other..........................      --           0.5           1.3
  Income (loss) from before income taxes.............    (3.4)         (9.5)          7.6
  Income tax expense.................................     6.5           7.4           8.7
                                                        -----         -----         -----
  Net loss...........................................    (9.9)%       (16.9)%        (1.1)%
                                                        =====         =====         =====

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2000, 1999, AND 1998

    REVENUES

    REVENUES. Total revenues were $253.3 million, $138.1 million and $61.9 million for fiscal year end 2000, 1999 and 1998, representing period-to-period increases of 83% and 123% for the fiscal 2000 and 1999 periods. The reasons for the revenue increases are more fully discussed below.

    LICENSES. License revenues were $168.4 million, $87.4 million and $38.8 million in fiscal 2000, 1999 and 1998, representing 67% of total revenues in fiscal 2000 and 63% in both fiscal 1999 and 1998. Total license revenues increased 93% and 125% period-to-period for fiscal 2000 and 1999. Domestic license revenues increased 73% in fiscal 2000 and 135% in fiscal 1999, while international license revenues increased 125% and 111% in fiscal 2000 and 1999. The increases in license revenues are attributable to increased demand for new and additional licenses of our infrastructure resource management applications, from new and existing customers, larger transaction sizes, expansion of our domestic and international sales forces, and acquisitions. We expect larger transaction sizes from a limited number of customers to account for a large percentage of license revenues for the foreseeable future. Management believes these trends will fluctuate period to period in absolute dollars and as a percentage of total revenues.

    During the past three years, we have increased the number of channels that we use to distribute our products. The majority of our products are distributed through our direct sales organization. The balance is derived through indirect sales channels and alliance partners, including value added resellers and systems integrators. Revenues derived through indirect channel sales now comprise a significant portion of our total license revenues. We have substantially less ability to manage our sales through indirect channels and less visibility about our partners' success in selling the products that they have purchased from us. To the extent indirect sales continue to increase as a percentage of total revenue, we could experience unforseen variability in our future revenues and operating results if our partners are unable to sell our products.

    SERVICES. Services revenues consist of support, consulting and training services. Service revenues were $84.8 million, $50.7 million and $23.1 million for fiscal years 2000, 1999 and 1998, representing 33% of total revenues in fiscal 2000 and 37% in both fiscal 1999 and 1998. Total services revenues increased 67% and 120% period to period for fiscal 2000 and 1999. Domestic services increased 63% in fiscal 2000 and 111% in fiscal 1999, while international services revenues increased 78% and 140% in fiscal 2000 and 1999, respectively. The dollar increases are attributable to maintenance agreements and related billings from our expanded installed base of customers and an increase in consulting and training revenues related to the implementation of our software from initial license agreements and related expansion. While these revenues are increasing in absolute dollars, we expect these trends to fluctuate as a percentage of total revenues.

    COSTS AND EXPENSES

    COST OF LICENSES. Cost of licenses were $1.0 million, $0.3 million and $0.2 million in fiscal years 2000, 1999 and 1998, each representing less than 1% of total revenues in these periods. Cost of software licenses includes third-party software royalties, product packaging, documentation and production. These costs are expected to remain the same or increase as a percentage of total revenues.

    COST OF SERVICES. Cost of services were $51.4 million, $31.6 million and $10.3 million in fiscal years 2000, 1999 and 1998, representing 20%, 23% and 17% of total revenues in the respective periods. Cost of services primarily consists of personnel, facilities and system costs in providing support, consulting and training services. The dollar increases are attributable to an increase in personnel related costs in order to support the related activities. Cost of services increased as a percentage of related revenues due largely to a greater percentage growth in lower margin consulting revenue compared to support revenue. Consulting and training services generally have lower margins as compared to support services.

    SALES AND MARKETING. Sales and marketing expenses were $101.4 million, $50.8 million and $22.7 million in fiscal years 2000, 1999 and 1998, representing 40% of total revenues in fiscal 2000 and 37% of total revenues in both fiscal 1999 and 1998. Sales and marketing expenses consists primarily of personnel related costs, including commissions and bonuses, facilities and system costs and travel and entertainment. The dollar increases in sales and marketing expenses are attributable to the significant expansion of both the North American and international sales forces, a large increase in general and product specific marketing expenses, much of which related to our e-commerce initiatives, the effect of combining the sales and marketing operations of the acquisitions made during fiscal 2000 and 1999, and the effect of certain operating expense increases. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing efforts and establish additional sales offices around the world. If we experience a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that our operating margins will decline as well.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $28.5 million, $13.9 million and $8.4 million in fiscal years 2000, 1999 and 1998, representing 11%, 10% and 14% of total revenues in those periods. Research and development expenses consist primarily of employee salaries, developer bonuses, quality assurance activities and consulting costs. The dollar increases in research and development are due primarily to an increase in the number of personnel conducting research and development, new product initiatives and quality assurance efforts. These costs are expected to increase in absolute dollars but remain relatively the same as a percentage of total revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $19.9 million, $10.5 million and $6.1 million in fiscal years 2000, 1999 and 1998, representing 8% of total revenues in fiscal 2000 and

1999 and 10% of total revenues in fiscal 1998. General and administrative expenses consists primarily of employee salaries and overhead for administrative personnel. The dollar increases from year to year are attributable to costs associated with administrative personnel additions and infrastructure expansion to support our growth. These costs are expected to increase in absolute dollars but remain relatively the same as a percentage of total revenues.

    AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangibles and other assets were $34.8 million, $18.0 million and $3.2 million in fiscal years 2000, 1999 and 1998, representing 14%, 13% and 6% of total revenues in those periods. The dollar and percentage increases are attributable to the amortization of intangible assets and goodwill related to acquisitions made during those respective periods. These costs in future periods will be subject to future potential acquisitions and amortization periods. These costs are typically amortized over a five year period. See Note 1 of Notes to Peregrine Consolidated Financial Statements.

    ACQUIRED RESEARCH AND DEVELOPMENT COSTS. Acquired in-process research and development costs were $24.5 million, $26.0 million and $7.0 million in fiscal years 2000, 1999 and 1998, representing 10%, 19% and 11% of total revenues in those periods. The costs incurred in fiscal 2000 relate to one-time charges associated with the acquisitions of FPrint, Knowlix, and Telco Research. The costs incurred in fiscal 1999 and 1998 relate to one-time charges associated with the acquisitions of Innovative and Apsylog and the acquisition of certain technology and other assets from a group of affiliated entities conducting business as International Software Solutions. These costs in future periods will be subject to future potential acquisitions. See Note 2 of Notes to Peregrine Consolidated Financial Statements.

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

    No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. We currently believe that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because we do not account for expenses by product, it is not possible to determine the actual expenses associated with any of the acquired technologies. However, we believe that expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are substantially consistent with our previous estimates.

    We have completed many of the original research and development projects in accordance with our plans. We continue to work toward the completion of other projects. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for our products. The risks associated with these efforts are still considered high and no assurance can be made that any upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect our revenues and earnings in future quarters.

    PROVISION FOR INCOME TAXES

    Income tax expenses were $16.5 million, $10.3 million and $5.4 million for fiscal year 2000, 1999 and 1998. This increase in absolute dollars is attributable to an increase in operating profits. Excluding the effect on net income of the acquired in-process research and development costs and amortization of intangibles, our effective tax rates were 32.5%, 34.0% and 36.0% for those fiscal years. These costs are expected to increase in absolute dollars but remain relatively the same as a percentage of operating profits.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable equity securities increased to $33.5 million in fiscal year end 2000 from $23.5 million in fiscal 1999. This increase is attributable to cash provided through ongoing operations, sale or assignment of accounts receivables and cash received as a result of the exercise of stock options under our stock incentive plans. Our days sales outstanding in accounts receivable was 83 as of March 31, 2000 as compared with 76 as of March 31, 1999. Since March 31, 1999, we have expended significant funds to strengthen our operating infrastructure, including payments related to our lease commitments for our recently signed campus leases. These leases require a minimum aggregate lease payment of approximately $124 million over their twelve year term. In addition, we have expended significant funds acquiring companies and technologies subsequent to fiscal year end 1999.

    During July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. We believe that our current cash, short-term investments, cash flow from operations, and amounts available under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive. As of March 31, 2000, there were no amounts outstanding with respect to the $20 million senior credit facility.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Other than forward-rate currency contracts described below, which are used for hedging our foreign currency risk, we do not use derivative financial instruments in our investment portfolio. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

    We conduct business overseas in a number of foreign currencies, principally in Europe. These currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues and financial condition. Currently, we attempt to mitigate our transaction currency risks through our foreign currency hedging program. The hedging program consists primarily of using forward-rate currency contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations. Currency contracts are accounted for in accordance with SFAS No. 52 and receive hedge accounting treatment. To the extent not properly hedged by obligations denominated in local currencies, our foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that our hedging activities will adequately protect us against such risk.

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

RISKS RELATING TO PEREGRINE

    WE HAVE A HISTORY OF LOSSES, CANNOT PREDICT OUR FUTURE OPERATING RESULTS, AND CANNOT ASSURE OUR FUTURE PROFITABILITY. IN ADDITION, MANAGEMENT DOES NOT BELIEVE RECENT REVENUE GROWTH RATES ARE NECESSARILY SUSTAINABLE.

    Prediction of our future operating results is difficult, if not impossible, and we have incurred substantial losses in recent years. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and our stock price may fall. Through March 31, 2000, we had recorded cumulative net losses of approximately $64.9 million, including approximately $113.4 million related to the write-off of acquired in-process research and development and the amortization of goodwill and other intangible assets in connection with several acquisitions completed since late 1997. We have also incurred, and expect to continue to incur, substantial expenses associated with the amortization of intangible assets. In addition, our management does not believe our recent growth rates are necessarily sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

    OUR REVENUES VARY SIGNIFICANTLY FROM QUARTER TO QUARTER FOR NUMEROUS REASONS BEYOND OUR CONTROL. QUARTER-TO-QUARTER VARIATIONS COULD RESULT IN SUBSTANTIAL DECREASES IN OUR STOCK PRICE IF OUR REVENUES OR OPERATING RESULTS ARE LESS THAN MARKET ANALYSTS ANTICIPATE.

    Our revenues or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in substantial declines in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in stock price declines. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. Reasons for variability of our revenues and operating results include the following:

    - SIZE, TIMING, AND CONTRACTUAL TERMS OF ORDERS. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms prevent us from recognizing revenue during that quarter. In addition, when negotiating large software licenses, many customers tend to time their negotiations until quarter-end in an effort to improve their ability to negotiate more favorable pricing terms. As a result, we tend to recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter will substantially depend on orders booked during the last month or weeks of a quarter. Our revenue growth in recent periods has been attributable in part to an increase in the number of large license transactions we completed in a given period. We expect our reliance on these large transactions to continue for the forseeable future. If we are unable to complete a large license transaction in a particular quarter, our revenues and operating results could be materially below the expectations of market analysts, and our stock price could fall.

    - ANNOUNCEMENTS BY PEREGRINE OR OUR COMPETITORS. Announcements of new products or releases by us or our competitors could cause customers to delay purchases pending the introduction of the new product or release. In addition, announcements by us or our competitors concerning pricing policies could have an effect on our revenues in a given quarter.

    - CUSTOMER BUDGETING CYCLES. Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline.

    - CHANGES IN PRODUCT MIX. Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance services.

    - CHANGES IN METHOD OF SALE. Our profit margins will tend to vary based on whether a sale was made through our direct sales force or through a reseller or other strategic partner. Sales through indirect channels tend to be less profitable, and if sales through indirect channels increased relative to direct sales, our operating results could be harmed. Sales through indirect channels, including distributors, third party resellers, and system integrators, represent a significant percentage of our total sales. We expect this trend to continue in the future. As a result, we could experience a shortfall in our revenues, or a substantial decline in our rate of revenue growth, if sales through our indirect channels were to decrease or were to increase at a slower rate. We have less ability to manage our sales through indirect channels and less visibility about our channel partners' success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following:

       - inability of our channel partners to sell our products;

       - a decision by our channel partners to favor products that compete with Peregrine's;

       - inability of our channel partners to manage the timing of their purchases from Peregrine against their sales to end-users, resulting in substantial inventories of unsold licenses held by our channel partners; or

       - our inability to increase the number of channel partners that sell our products and to maintain relationships with existing channel partners.

    - CANCELLATION OF LICENSES OR MAINTENANCE AGREEMENTS. Cancellations of licenses or maintenance contracts could reduce our revenues and harm our operating results. In particular, our customers tend to renew their maintenance contracts on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew maintenance contracts, would reduce our revenues and harm our operating results.

    THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE SUBSTANTIAL FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS.

    Delays in customer orders could result in our revenues being substantially below the expectations of market analysts. In addition, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced or we could experience a large loss. We are likely to experience delays in customer orders because the sales cycle for our products is long and unpredictable. Specifically, our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. The sales cycle for our products requires us to engage in a sales cycle that, if it results in a sale, takes six to nine months to complete. The length of the sales cycle may be extended beyond six or nine months due to factors over which we have little or no control, including the size of the transaction and the level of competition we encounter in our sales activities. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our results of operation and financial condition.

    SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY RESULT IN A PERIODIC REDUCTION IN OUR REVENUES AND IMPAIRMENT OF OUR OPERATING RESULTS.

    Seasonality in our business could result in our revenues in a given period being less than market estimates. Seasonality could also result in quarter-to-quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our December quarter have tended to benefit, relative to our June and September quarters, from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements. Revenues and operating results in our March quarter have tended to benefit from the efforts of our sales force to meet fiscal year-end sales quotas. These historical patterns may change over time, however, particularly as our operations become larger and the sources of our revenue change or become more diverse. For example, our international operations have expanded significantly in recent years, particularly in Europe. We also have an international presence in the Pacific Rim and Latin America. We may experience variability in demand associated with seasonal buying patterns in these foreign markets. As an example, the September quarter is typically weaker in Europe for many technology companies, including Peregrine, due to the European summer holiday season.

    IF A MARKET FOR OUR INFRASTRUCTURE RESOURCE MANAGEMENT SOFTWARE AND ASSET PROCUREMENT SOLUTIONS DOES NOT DEVELOP, WE WILL BE UNABLE TO SELL OUR PRODUCTS OR INCREASE OUR REVENUES. THE MARKET FOR OUR PRODUCTS IS STILL RELATIVELY NEW AND UNPROVEN.

    If the market for our infrastructure management software products does not continue to develop as we anticipate, our business and operating results would be adversely affected, and our financial condition could deteriorate. Until recently, our product strategy focused on providing software products that help to manage business computer networks and other information technology assets. Beginning in late 1997, we began to broaden our product line to offer products capable of managing multiple aspects of a business enterprise's infrastructure, including its physical plant and facilities, its telecommunications networks, its distribution systems, and its corporate car and rail fleets. Prior to our introduction of these products, an integrated software solution for managing corporate infrastructure assets did not exist in the market. Rather, corporations purchased software to manage specific components of their infrastructure. In the second half of fiscal 2000, we attempted to further expand our infrastructure management product line by introducing GET.IT!, a line of employee self-service products that facilitate the acquisition and use of infrastructure assets, services, and information. As a result, the market for our products is still new and unproven and is continuing to develop. If a market for infrastructure management solutions fails to develop, or develops in ways we do not anticipate, our business would be seriously impaired. In particular, our revenues and operating results would decrease, and we could experience losses.

    IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS, OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECREASE.

    As a result of rapid technological change in our industry, our competitive position in existing markets, or in markets we may enter in the future, can be eroded rapidly by product advances and technological changes. We may be unable to improve the performance and features of our products as necessary to respond to these developments. In addition, the life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part on our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make these investments. In addition, if we are required to expend substantial resources to respond to specific technological or product changes, our operating results would be adversely affected.

    IF WE CANNOT ATTRACT EXPERIENCED SALES PERSONNEL, SOFTWARE DEVELOPERS, AND HIGHLY-TRAINED CUSTOMER SERVICE PERSONNEL, WE WILL NOT BE ABLE TO SELL AND SUPPORT OUR PRODUCTS.

    If we are not successful in attracting and retaining qualified sales personnel, software developers, and customer service personnel, our revenue growth rates could decrease, or our revenues could decline, and our operating results could be materially harmed. Our products and services require a sophisticated selling effort targeted at several key people within our prospective customers' organizations. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly trained customer service and support personnel. We intend to hire a significant number of these personnel in the future and train them in the use of our products. We believe our success depends in large part on our ability to attract and retain these key employees. Competition for these employees is intense, and we have in the past experienced difficulty recruiting qualified employees.

    OUR BUSINESS WOULD BE HARMED IF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT TEAM CHOSE TO LEAVE US.

    The loss of the services of one or more our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management and other key sales, consulting, technical, and marketing personnel. None of our senior management is bound by an employment agreement. In addition, only a few employees who were significant shareholders of businesses we acquired are bound by noncompetition agreements. We do not maintain key man life insurance on any of our employees.

    IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, THIS WILL PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL RESOURCES.

    Our recent growth rates have placed a significant strain on our management and operational resources. We have expanded our operations rapidly in recent years and intend to continue to expand in order to pursue market opportunities that our management believes are attractive. Our customer relationships could be strained if we are unable to devote sufficient resources to them as a result of our growth, which could have an adverse effect on our future revenues and operating results.

    NEW PRODUCT INTRODUCTIONS OR ENHANCEMENTS OF EXISTING PRODUCTS BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

    If we cannot compete effectively in our market by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results would be adversely affected. The market for our products is highly competitive and diverse, and the technologies for infrastructure management software products can change rapidly. New products are introduced frequently and existing products are continually enhanced.

    We face competition from a number of sources in the markets for our infrastructure resource management and e-procurement software solutions.

    - In the markets for our infrastructure resource management solutions, we face competition from:

       - providers of internal help desk software applications for managing information technology service desks, such as Remedy Corporation and Tivoli Systems, that compete with our enterprise service desk software;

       - providers of asset management software, including Remedy, MainControl, and Janus Technologies;

       - providers of facilities management software, including Archibus, Facilities Information Systems, and Assetworks (a division of CSI-Maximus);

       - providers of transportation management software that competes with our fleet management and rail management software, including Control Software (a division of CSI-Maximus) and Project Software and Development Inc.;

       - information technology and systems management companies such as IBM, Computer Associates, Network Associates, Hewlett-Packard, and Microsoft;

       - numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our infrastructure management products; and

       - the internal information technology departments of those companies with infrastructure management needs.

    - In the markets for procurement and e-procurement solutions, we have experienced competition from:

       - established competitors in the business-to-business internet commerce solution market, such as Ariba and CommerceOne; and

       - established providers of enterprise resource planning software that are entering the market for procurement and e-procurement solutions, including Oracle and SAP.

    Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources than we can to the development, promotion, and sale of their products. We may not be able to compete successfully against current and future competitors, which could have an adverse effect on our future revenues and operating results.

    NEW COMPETITORS AND ALLIANCES AMONG EXISTING COMPETITORS COULD IMPAIR OUR ABILITY TO RETAIN AND EXPAND OUR MARKET SHARE.

    Additional competition from new entrepreneurial companies or established companies entering our markets could have an adverse effect on our business, revenues, and operating results. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. Because few barriers to entry exist in the software industry, we anticipate additional competition from new and established companies as well as business alliances. We expect that the software industry will continue to consolidate. In particular, we expect that large software companies will continue to acquire or establish alliances with our smaller competitors, thereby increasing the resources available to these competitors. These new competitors or alliances could rapidly acquire significant market share at our expense.

    SYSTEM MANAGEMENT COMPANIES MAY ACQUIRE INFRASTRUCTURE MANAGEMENT AND/OR HELP DESK SOFTWARE COMPANIES AND CLOSE THEIR SYSTEMS TO OUR PRODUCTS, HARMING OUR ABILITY TO SELL OUR PRODUCTS.

    If large system management providers close their systems to our products, our revenues and operating results would be seriously harmed. Our ability to sell our products depends in large part on our products' compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have acquired providers of help desk software products. These large, established providers of system management products and services may decide to close their systems to competing vendors like us. They may also decide to bundle the products that compete with our products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy. If that were to happen, our ability to sell our products could be adversely affected. Increased competition may result from acquisitions of help desk and other infrastructure management software vendors by system management companies. Increased competition could result in price reductions, reductions in our gross margins, or reductions in our market share. Any of these events would adversely affect our business and operating results.

    WE MAY BE UNABLE TO EXPAND OUR BUSINESS AND INCREASE OUR REVENUES IF WE ARE UNABLE TO EXPAND OUR DISTRIBUTION CHANNELS.

    If we are unable to expand our distribution channels effectively, our business, revenues, and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, original manufacturers, and other third party channel partners who market and sell our products. If we cannot establish these relationships, or if our channel partners are unable to market our products effectively or provide cost-effective customer support and service, our revenues and operating results will be harmed. Even where we are successful in establishing a new third-party relationship, our agreement with the third party may not be exclusive. As a result, our partner may carry competing product lines.

    IF WE ARE UNABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, OUR BUSINESS, REVENUES, AND OPERATING RESULTS COULD BE HARMED.

    In order to grow our business, increase our revenues, and improve our operating results, we believe we must expand internationally. If we expend substantial resources pursuing an international strategy and are not successful, our revenues would be less than we or market analysts anticipate, and our operating results would suffer. International revenues represented approximately 36.0% of Peregrine's business in each of fiscal 1998 and 1999 and approximately 41.0% of Peregrine's business in fiscal 2000. We have several international sales offices in Europe as well as offices in Japan, Singapore, and Australia. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

    CONDUCTING BUSINESS INTERNATIONALLY POSES RISKS THAT COULD AFFECT OUR FINANCIAL RESULTS.

    Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. These include the following:

    - gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us;

    - longer payment cycles;

    - difficulties in staffing and managing international operations;

    - problems in collecting accounts receivable; and

    - the adverse effects of tariffs, duties, price controls, or other restrictions that impair trade.

    IF IMMIGRATION LAWS LIMIT OUR ABILITY TO RECRUIT AND EMPLOY SKILLED TECHNICAL PROFESSIONALS FROM OTHER COUNTRIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

    Limitations under United States immigration laws could prevent us from recruiting skilled technical personnel from foreign countries, which could harm our business if we do not have sufficient personnel to develop new products and respond to technological changes. This inability to hire technical personnel could lead to future decreases in our revenues, or decreases in our revenue growth rates, either of which would adversely affect our operating results. Because of severe shortages for qualified technical personnel in the United States, many companies, including Peregrine, have recruited engineers and other technical personnel from foreign countries. Foreign computer professionals such as those we have employed typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited annually by federal immigration laws. In recent years, despite increases in the number of available visas, the annual allocation has been exhausted well before year end.

    WE HAVE MADE SUBSTANTIAL CAPITAL COMMITMENTS THAT COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION IF OUR BUSINESS DOES NOT GROW.

    We have made substantial capital commitments as a result of recent growth in our business that could seriously harm our financial condition if our business does not grow and we do not have adequate resources to satisfy our obligations. In June 1999, we entered into a series of leases providing us with approximately 540,000 square feet of office space and an option to lease 118,000 square feet. Even excluding the exercise of the option, the leases require a minimum aggregate lease payment of approximately $124.0 million over the twelve year term of the leases. The office space (including the option) is intended for a five building campus in San Diego, California. We plan to fully occupy three of these buildings by the summer of 2000 and for the present time to sublease the remaining two buildings. The capital commitments, construction oversight, and movement of personnel and facilities involved in a transaction of this type and magnitude present numerous risks, including:

    - failure to properly estimate the future growth of our business;

    - inability to sublease excess office space if we underestimate future growth;

    - disruption of operations; and

    - inability to match fixed lease payments with fluctuating revenues, which could impair our earnings or result in losses.

    PRODUCT DEVELOPMENT DELAYS COULD HARM OUR COMPETITIVE POSITION AND REDUCE OUR REVENUES.

    If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. We have experienced product development delays in the past and may experience delays in the future. In particular, we may experience product development delays associated with the integration of recently acquired products and technologies. Delays may occur for many reasons, including an inability to hire sufficient number of developers, discovery of bugs and errors, or a failure of our current or future products to conform to industry requirements.

    ERRORS OR OTHER SOFTWARE BUGS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT EXPENDITURES TO REMEDY OR CORRECT THE ERRORS OR BUGS.

    If we are required to expend significant amounts to correct software bugs or errors, our revenues could be harmed as a result of our inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues. Errors can be detected at any point in a product's life cycle. We have experienced errors in the past that resulted in delays in product shipment and increased costs. Discovery of errors could result in any of the following:

    - loss of or delay in revenues and loss of customers or market share;

    - failure to achieve market acceptance;

    - diversion of development resources and increased development expenses;

    - increased service and warranty costs;

    - legal actions by our customers; and

    - increased insurance costs.

    WE COULD EXPERIENCE LOSSES AS A RESULT OF OUR STRATEGIC INVESTMENTS.

    If our strategic investments in other companies are not successful, we could incur losses. We have made and expect to continue to make minority investments in companies with businesses or technologies that we consider to be complementary with our business or technologies. These investments have generally been made by issuing shares of our common stock or to a lesser extent with cash. Many of these investments are in companies where operations are not yet sufficient to establish them as profitable concerns. Adverse changes in market conditions or poor operating results of underlying investments could result in our incurring losses or an inability to recover the carrying value of its investments.

    WE COULD BE COMPETITIVELY DISADVANTAGED IF WE WERE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

    If we fail to adequately protect our proprietary rights, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation, and other proprietary information and by relying on a combination of copyright, trademark, and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors, and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide our licensees with access to our data model and other proprietary information underlying our licensed applications.

    Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of other. If we are required to pursue litigation to enforce our proprietary rights, we could incur substantial costs, and management attention could be diverted, either of which could adversely affect our revenues and operating results.

    IF WE BECOME INVOLVED IN A PROTRACTED INTELLECTUAL PROPERTY DISPUTE, OR ONE WITH A SIGNIFICANT DAMAGES AWARD, OR WHICH REQUIRES US TO CEASE SELLING OUR PRODUCTS, WE COULD BE SUBJECT TO SIGNIFICANT LIABILITY AND THE TIME AND ATTENTION OF OUR MANAGEMENT COULD BE DIVERTED.

    In recent years, there has been significant litigation in the United States involving intellectual property rights, including companies in the software industry. Intellectual property claims against us and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

    - cease selling, incorporating, or using products or services that incorporate the infringed intellectual property;

    - obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

    - redesign those products or services that incorporate the disputed technology, which could result in substantial unanticipated development expenses.

    If we are subject to a successful claim of infringement and we fail to develop noninfringing technology or license the infringed technology on acceptable terms and on a timely basis, our revenues could decline or our expenses could increase.

    We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of technical and management personnel's attention.

    WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS.

    If we are held liable for damages incurred as a result of our products, our operating results could be significantly impaired. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. These limitations may not be effect under the laws of some jurisdictions, however. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risks of these claims.

    CONTROL BY OUR OFFICERS AND DIRECTORS MAY LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT A CHANGE IN CONTROL, WHICH COULD PREVENT OUR STOCKHOLDERS FROM REALIZING A PREMIUM IN THE MARKET PRICE OF THEIR COMMON STOCK.

    The concentration of ownership of our common stock by our officers and directors could delay or prevent a change in control or discourage a potential acquiror from attempting to obtain control of us. This could cause the market price of our common stock to fall or prevent the stockholders from realizing a premium in the market price of our common stock in the event of an acquisition. As of March 31, 2000, our officers and directors owned approximately 12,061,678 shares of common stock (including shares issuable upon exercise of options exercisable within 60 days of March 31, 2000), representing approximately 11.0% of our total shares outstanding. Assuming the issuance of approximately
30 million shares of our common stock in connection with our contemplated merger with Harbinger Corporation, our officers and directors will own approximately 8.6% of our outstanding common stock (not including shares held by those officers and directors of Harbinger who will become officers and directors of Peregrine after the merger). For information about the ownership of common stock by our executive officers and stockholders, see "Peregrine Principal Stockholders."

    PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR US AND MAY PREVENT CHANGES IN OUR MANAGEMENT THAT OUR STOCKHOLDERS OTHERWISE WOULD APPROVE.

    Some provisions of our charter documents eliminate the right of stockholders to act by written consent without a meeting and impose specific procedures for nominating directors and submitting proposals for consideration at a stockholder meeting. These provisions are intended to increase the likelihood of continuity and stability in the composition of our board of directors and the policies established by the board of directors. These provisions also discourage some types of transactions, which may involve an actual or threatened change of control. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. These provisions are also intended to discourage common tactics that may be used in proxy fights. As a result, they could have the effect of discouraging third parties from making tender offers for our shares. These provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

    Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preference, privileges, and restrictions of this preferred stock without any further vote or action by our stockholders. The issuance of preferred stock allows us to have flexibility in connection with possible acquisitions and for other corporate purposes. The issuance of preferred stock, however, may delay or prevent a change in control transaction. As a result, the market price of our common stock and other rights of holders of our common stock may be adversely affected, including the loss of voting control to others.

ADDITIONAL RISKS RELATING TO THE PROPOSED ACQUISITION OF HARBINGER

    On April 5, 2000, we announced that we had signed a definitive merger agreement with Harbinger Corporation, a provider of business-to-business electronic commerce products and services. If the merger is completed, we will issue 0.75 of a share of our common stock for each outstanding share of Harbinger common stock and will assume all outstanding options and warrants to acquire Harbinger common stock (the number and exercise price of which will be adjusted based on the exchange ratio). We expect to issue approximately 35.6 million shares of our common stock in exchange for all the outstanding equity securities of Harbinger. We expect the acquisition will be accounted for using the purchase method of accounting and will be treated as a tax-free reorganization. The definitive agreement has been approved by the boards of directors of both Harbinger and Peregrine. Closing of the merger is subject to approval by Peregrine's and Harbinger's stockholders, regulatory approvals, and customary closing conditions.

    In connection with the proposed merger, we expect to file a proxy statement and Registration Statement on Form S-4 with the SEC, and Harbinger expects to file a proxy statement with the SEC. We expect that Harbinger and Peregrine will mail a Joint Proxy Statement/Prospectus to stockholders of Harbinger and Peregrine containing additional information about the proposed merger. Investors and security holders are urged to read the registration statement and the Joint Proxy Statement/Prospectus carefully when they are available. The registration statement and the Joint proxy Statement/Prospectus will contain important information about Harbinger, Peregrine, the proposed merger, risks related to the merger, the persons soliciting proxies relating to the proposed merger, their interests in the proposed merger, and related matters.

    WE MAY EXPERIENCE PROBLEMS INTEGRATING THE BUSINESSES OF PEREGRINE AND HARBINGER. ANY INTEGRATION PROBLEMS COULD CAUSE US TO INCUR SUBSTANTIAL UNANTICIPATED COSTS AND EXPENSES, WHICH WOULD HARM OUR OPERATING RESULTS.

    If we fail to integrate our businesses successfully, we will incur substantial costs, which will increase our expenses and reduce any earnings or potentially result in losses, and we will fail to achieve the expected synergies and cost reductions of the merger. In addition, integration problems could divert management's attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. Integrating our business with Harbinger's business will be complex, time-consuming, and expensive. It may disrupt both companies' businesses if not completed in a timely and efficient manner. Peregrine and Harbinger are both global companies with substantial operations throughout the world, and integrating geographically separate and dispersed organizations may be difficult. We have never attempted to integrate an acquisition of a company as large as Harbinger.

    Specific integration challenges faced by Peregrine and Harbinger include the following:

    - retaining existing customers and strategic partners;

    - retaining and integrating management and other key employees of both companies;

    - combining product offerings and product lines effectively and quickly, including technical integration by our respective engineering teams;

    - integrating sales efforts so that customers can easily do business with the combined company;

    - transitioning multiple locations around the world to common systems, including common information technology systems;

    - persuading employees that the business cultures of the two companies are compatible;

    - successfully developing and promoting a unified brand strategy and marketing it to existing and prospective customers; and

    - developing and maintaining uniform standards, controls, procedures, and policies.

    THE MERGER COULD IMPAIR EXISTING RELATIONSHIPS WITH SUPPLIERS, CUSTOMERS, STRATEGIC PARTNERS, AND EMPLOYEES, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR INDIVIDUAL AND COMBINED BUSINESSES AND FINANCIAL RESULTS.

    The public announcement of the merger could substantially impair important business relationships of either company. Impairment of these business relationships could reduce our revenues or increase our expenses, either of which would harm our financial results. Specific examples of situations in which we could experience problems include the following:

    - suppliers, distributors, or customers of either Peregrine or Harbinger could decide to cancel or terminate existing arrangements, or fail to renew those arrangements, as a result of the merger;

    - potential customers who are currently negotiating with Peregrine or Harbinger with respect to the purchase or license of their products and services may delay purchases, or defer or terminate negotiations, as a result of uncertainty about the merger;

    - customers of Harbinger who use our competitors' products could terminate or delay orders with Harbinger because they question Harbinger's continued commitment to provide products and enhancements, or to support products, used in conjunction with products of our competitors;

    - key employees of Harbinger, particularly those for whom vesting of options or other benefits will accelerate as a result of the merger, may decide to terminate their employment; and

    - other current or prospective employees of Peregrine and Harbinger may experience uncertainty about their future roles with the combined company, which could adversely affect our ability to attract and retain key management, sales, marketing, and technical personnel.

    THE MERGER COULD RESULT IN SLOWER REVENUE GROWTH RATES FOR THE COMBINED COMPANY THAN THOSE APPLICABLE TO US PRIOR TO THE MERGER, WHICH COULD ADVERSELY AFFECT THE OPERATING RESULTS OF THE COMBINED COMPANY AND LEAD TO A DECLINE IN ITS STOCK PRICE. HARBINGER'S REVENUES AND PROFITS COULD DECREASE AS IT TRANSITIONS TO A BUSINESS MODEL THAT EMPHASIZES RECURRING SERVICES REVENUES.

    We may not be able to maintain our recent revenue growth rates after the merger, which could have an adverse effect on our operating results and could lead to a decline in our stock price. Our revenues grew from $62 million in fiscal 1998 to $138 million in fiscal 1999 and $253 million in fiscal 2000. Harbinger has experienced substantially slower growth rates than we have in recent periods, with revenues growing from $118 million in fiscal 1997 to $135 million in fiscal 1998 to $156 million in fiscal 1999. Harbinger is currently changing its business model by creating and supporting internet-based trading solutions that assist companies to automate their procurement process and by providing customers with the ability to use Harbinger's products on a hosted subscription basis. If the merger does not create the product and financial synergies management currently anticipates, and particularly if Harbinger's business transition is not successful, the combined company's revenue growth rates could be substantially lower than our recent growth rates. In particular, if we and Harbinger experience integration problems, our management's attention could be diverted from our existing core business and lead to slower revenue growth rates for that business. Even if the merger is not completed, our management does not believe that our historical growth rates can necessarily be maintained. A more detailed discussion of our business and associated risks is contained under the caption "Risks related to Peregrine."

    HARBINGER AND SOME OF ITS CURRENT AND FORMER OFFICERS AND DIRECTORS ARE DEFENDANTS IN SHAREHOLDER LITIGATION FOR WHICH HARBINGER IS NOT INSURED. THE OUTCOME OF THIS LITIGATION, IF DETERMINED ADVERSELY TO HARBINGER, COULD HAVE AN ADVERSE EFFECT ON THE COMBINED COMPANY'S FINANCIAL CONDITION AFTER THE MERGER.

    If outstanding shareholder litigation against Harbinger were decided adversely to Harbinger, or Harbinger were required to settle this litigation for a substantial sum, our financial condition as a combined company after the merger could be materially and adversely affected. In September 1999, a complaint was filed against Harbinger and some of its current and former officers and directors in the

United States District Court for the Northern District of Georgia. The complaint alleges causes of action for misrepresentation and violations of federal securities laws. An amended complaint was filed in March 2000, alleging additional causes of action, including allegations relating to accounting improprieties. The complaints relate to actions by Harbinger during the period from February 1998 to October 1998. Harbinger did not maintain directors' and officers' liability insurance during this period. As a result, Harbinger is not insured with respect to any potential liability of Harbinger or any officer or director of Harbinger. Harbinger is, however, obligated under agreements with each of its officers and directors to indemnify them for the costs incurred in connection with defending themselves against this litigation and is obligated to indemnify them to the maximum extent permitted under applicable law if they are held liable.

    The pending litigation is still in the early stages. As a result, we are unable to estimate the damages, or range of damages, that Harbinger or the combined company might incur in connection with this litigation. In addition, defending the litigation will involve substantial direct expenses and will likely result in a diversion of management's time and attention away from business operations, which could have an adverse effect on the results of operations of Harbinger or the combined company.

    OUR REPORTED FINANCIAL RESULTS WILL SUFFER AS A RESULT OF PURCHASE ACCOUNTING TREATMENT OF THE MERGER AND THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS.

    Purchase accounting treatment of the merger will result in a net loss for us for the foreseeable future, which could have a material and adverse effect on the market price of our common stock. Under purchase accounting, we will record the following as an asset on its balance sheet:

    - the fair value of the consideration given for Harbinger's outstanding common stock;

    - the fair value of the consideration given for outstanding options and warrants to purchase Harbinger common stock, which we will assume in connection with the merger; and

    - merger-related direct transaction costs, including the fees of our legal, accounting, and financial advisors.

    We will allocate these costs to individual Harbinger assets acquired and liabilities assumed. These assets and liabilities will include various identifiable intangible assets such as acquired technology, acquired trademarks and tradenames, and acquired workforce. Intangible assets, including goodwill, will be amortized over a five year period. In addition, we will allocate a portion of the purchase price for acquiring Harbinger to in-process research and development. In-process research and development, which is currently estimated at $66.1 million for Harbinger, will be expensed in the quarter in which the merger is completed.

    The amount of purchase cost allocated to goodwill and other intangibles is estimated to be approximately $1.3 billion. If goodwill and other intangible assets were amortized in equal annual amounts following completion of the merger, the accounting charge attributable to these items would be approximately $250.0 million per fiscal year.

    OUR STOCKHOLDERS MAY NOT REALIZE A BENEFIT FROM THE MERGER COMMENSURATE WITH THE OWNERSHIP DILUTION THEY WILL EXPERIENCE IN CONNECTION WITH THE MERGER.

    If the combined company is unable to realize the strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. In connection with the merger, we anticipate that we will issue approximately 35.6 million shares of our common stock (including options being assumed), representing approximately 32.5% of our outstanding common stock prior to the merger.

    FAILURE TO COMPLETE THE MERGER COULD HAVE A NEGATIVE IMPACT ON OUR STOCK PRICE AS WELL AS A NEGATIVE IMPACT ON OUR BUSINESSES AND FINANCIAL RESULTS.

    If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

    - the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed. Our stock price may also decline because of uncertainty concerning our stand-alone prospects; and

    - some costs related to the merger, such as legal, accounting, financial advisory, and financial printing fees must be paid even if the merger is not completed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" beginning on page 18.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    MANAGEMENT

    The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2000.

NAME                                      AGE                              POSITION
----                                   ---------   --------------------------------------------------------
Stephen P. Gardner...................        46    President, Chief Executive Officer and Director

David A. Farley......................        44    Senior Vice President, Finance and Administration, Chief
                                                     Financial Officer, and Director

Matthew C. Gless.....................        34    Vice President, Finance, and Chief Accounting Officer

William G. Holsten...................        63    Senior Vice President, Customer Service

Frederic B. Luddy....................        45    Vice President, Research and Development

Douglas S. Powanda...................        43    Executive Vice President, Worldwide Operations

Richard T. Nelson....................        40    Vice President, Corporate Development and Secretary

Eric P. Deller.......................        39    Vice President and General Counsel

John J. Moores(2)....................        55    Chairman of the Board of Directors

Christopher A. Cole..................        45    Director

Richard A. Hosley II(1)(2)...........        55    Director

Charles E. Noell III(1)(2)...........        47    Director

Norris van den Berg(1)...............        61    Director

Thomas G. Watrous, Sr.(2)............        58    Director

------------------------

(1) Member of the audit committee.

(2) Member of the compensation committee.

    STEPHEN P. GARDNER has served as our president and chief executive officer and as a director since April 1998. From January 1998 until April 1998,
Mr. Gardner served as executive vice president and principal executive officer. From May 1997 until January 1998, he served as vice president, strategic acquisitions. From May 1996 until May 1997, Mr. Gardner was president of
Thunder & Lightning Company, an internet software company. From March 1995 until May 1996, Mr. Gardner was president of Alpharel, Inc., a document management software company. From March 1993 until March 1995, Mr. Gardner was vice president of Data General Corporation, a manufacturer of multiuser computer systems, peripheral equipment, communications systems, and related products.

    DAVID A. FARLEY has served as our senior vice president, finance and administration since August 1998, and as our chief financial officer and as a director since October 1995. Mr. Farley served as vice president, finance from October 1995 until August 1998 and as our secretary from October 1995 until February 1997. From November 1994 to November 1995, Mr. Farley was vice president, finance, and chief financial officer and a director of XVT
Software Inc., a development tools software company. From December 1984 until October 1994, Mr. Farley held various accounting and financial positions at BMC Software, Inc., a vendor of software system utilities for IBM mainframe computing environments, most recently as chief financial officer and as a director.

    MATTHEW C. GLESS has served as our vice president, finance and chief accounting officer since October 1998. From April 1996 until October 1998, Mr. Gless served as our corporate controller. From 1990 to April 1996, Mr. Gless held various accounting and financial management positions at BMC Software, Inc.

    WILLIAM G. HOLSTEN has served as our senior vice president, worldwide professional services since August 1998. Mr. Holsten served as vice president, professional services from November 1995 until August 1998. From July 1994 until November 1995, Mr. Holsten was director of professional services for XVT Software Inc.

    FREDERIC B. LUDDY has served as our vice president, North American research and development and chief technology officer since January 1998. From
April 1990 until January 1998, Mr. Luddy served as product architect for our SERVICECENTER product suite.

    DOUGLAS S. POWANDA has served as our executive vice president, worldwide operations since April 1999. From August 1999 until April 1999, Mr. Powanda served as senior vice president, worldwide sales and from January 1998 until August 1998, as vice president, worldwide sales. From September 1995 until January 1998, Mr. Powanda served as vice president, international sales.

    RICHARD T. NELSON has served as our vice president, corporate development, since March 2000 and as our corporate secretary since February, 1997.
Mr. Nelson served as our vice president and general counsel from November 1995 to March 2000. From August 1991 until November 1995, Mr. Nelson was an associate in the Houston, Texas office of Jackson & Walker LLP, a law firm.

    ERIC P. DELLER has served as our vice president and general counsel since March 2000. From May 1999 until March 2000, Mr. Deller served as our associate general counsel. From February 1997 to April 1999, Mr. Deller served as Executive Vice President and General Counsel of PeakCare LLC, an internet based provider of health care products. During the same period, he also served as general counsel of The Leeds Group, Inc., an investment and development firm that held a controlling interest in PeakCare. From February 1995 until February 1997, Mr. Deller was an associate at the law firm of McKenna & Cuneo.

    JOHN J. MOORES has served as chairman of the our board of directors since March 1990 and as a member of our board of directors since March 1989. In 1980, Mr. Moores founded BMC Software, Inc. and served as its President and Chief Executive Officer from 1980 to 1986 and as chairman of its board of directors from 1980 to 1992. Since December 1994, Mr. Moores has served as owner and Chairman of the Board of the San Diego Padres Baseball Club, L.P. and since September 1991 as Chairman of the Board of JMI Services, Inc., a private investment company. Mr. Moores serves as a director and member of the compensation committees of Bindview Development Corp. and Neon Systems, Inc.
Mr. Moores also serves as a director of Mission Critical Software, Inc. and LEAP Wireless International.

    CHRISTOPHER A. COLE has served as a member of our board of directors since founding the Company in 1981. He also served as its president and chief executive officer from 1986 until 1989. Since 1992, Mr. Cole has served as president and chief executive officer of Questrel, Inc., Ur Studios, Inc., and Headlamp, Inc., each a software development company.

    RICHARD A. HOSLEY II has served as a member of our board of directors since January 1992. Prior to retiring from full-time employment, Mr. Hosley served as president and chief executive officer of BMC Software, Inc. Mr. Hosley also serves as a director of Bindview Development Corp.

    CHARLES E. NOELL III has served as a member of our board of directors since January 1992. Since January 1992, Mr. Noell has served as president and chief executive officer of JMI Services, Inc., a private investment company, and as a general partner of JMI Equity Partners, L.P., Mr. Noell also serves as a director of Transaction Systems Architects, Inc., and as a director and member of the compensation committee of Neon Systems. Inc.

    NORRIS VAN DEN BERG has served as a member of our board of directors since January 1992. Mr. van den Berg has served as a general partner of JMI Equity Partners since July 1991. Mr. van den Berg also serves as director of Neon Systems, Inc.

    THOMAS G. WATROUS, SR. has served as a member of our board of directors since January 1999. Prior to retiring from full-time employment in September 1999, Mr. Watrous was a senior partner with the management consulting firm of Andersen Consulting.

    SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

    Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending March 31, 2000, except as described below, all executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements. John J. Moores, one of our directors, inadvertently failed to timely file a Form 4. Frederic B. Luddy, one of our officers, inadvertently failed to timely file a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

(a) SUMMARY COMPENSATION TABLE

    The following Summary Compensation Table sets forth certain information regarding the compensation of our Chief Executive Officer and our five next most highly compensated executive officers for the fiscal year ended March 31, 2000 for services rendered in all capacities for the years indicated.

                                                                                      LONG-TERM
                                                                                 COMPENSATION AWARDS
                                                               ANNUAL          ------------------------
                                                           COMPENSATION(1)     RESTRICTED   SECURITIES
                                                         -------------------     STOCK      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR      SALARY     BONUS       AWARDS     OPTIONS(#)    COMPENSATION(9)
---------------------------                   --------   --------   --------   ----------   -----------   ----------------
Stephen P. Gardner..........................    2000     $250,000   $137,500(1)        --     291,850         $ 2,697
  President and                                 1999      250,040    343,750          --      730,000           2,599
  Chief Executive Officer                       1998      139,000    210,000     775,000(7)   150,000           5,156

Frederic B. Luddy...........................    2000      150,000    605,532(2)        --     313,212           3,385
  Vice President, North American                1999      150,000    555,726          --      112,564           3,143
  Research and Development                      1998      150,000    729,060          --       25,000           2,837

Douglas S. Powanda..........................    2000      225,000    326,250(3)        --         600           2,788
  Executive Vice President,                     1999      180,000    359,991          --      400,000           3,143
  Worldwide Operations                          1998      150,000    309,523          --       75,000           3,946

Richard T. Nelson...........................    2000      180,000    213,037(4)        --      80,600           3,282
  Vice President,                               1999      180,000     83,790          --           --           4,751
  Corporate Development                         1998      180,000     54,000          --      120,000           3,218

William G. Holsten..........................    2000      180,000    137,812(5)        --      82,600           6,060
  Senior Vice President,                        1999      150,000    210,868          --           --             428
  Customer Service                              1998       90,000    159,547          --           --             127

Steven S. Spitzer...........................    2000      151,154    536,358(6)        --          --             597
  Vice President, Alliances                     1999      150,000    247,960          --           --             428
                                                1998       99,519     46,250          --      420,000(8)          127

------------------------------

(1) Bonus compensation for 2000 consists of (i) $50,000 earned and paid in fiscal 2000 and (ii) $87,500 earned in fiscal 2000 to be paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $93,750 earned and paid in fiscal 1999 and (ii) $250,000 earned in fiscal 1999 and paid in fiscal 2000. Bonus compensation for fiscal 1998 includes $50,000 earned in fiscal 1998 and paid in fiscal 1999.

(2) Bonus compensation for 2000 consists of (i) $270,692 of product author commission and $6,000 of bonus earned and paid in fiscal 2000 and
    (ii) $253,839 of product author commission and $75,000 of bonus earned in fiscal 2000 to be paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $381,406 of product author commission and $11,250 of bonus earned and paid in fiscal 1999 and (ii) $148,070 of product author commission and $15,000 of bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus compensation for fiscal 1998 consists of (i) $555,519 of product authorship commission income earned and paid in fiscal 1998 and (ii) $173,541 of product authorship commission income earned in fiscal 1998 and paid in fiscal 1999.

(3) Bonus compensation for 2000 consists of (i) $55,875 of commission and $50,000 of bonus compensation earned and paid in fiscal 2000 and
    (ii) $45,375 of commission and $175,000 of bonus compensation earned in fiscal 2000 to be paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $91,648 of commission and $80,551 of bonus earned and paid in fiscal 1999 and (ii) $87,792 of commission and $100,000 of bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus compensation for fiscal 1998 consists of
    (i) $10,000 of bonus compensation and $195,053 of commission income earned and paid in fiscal 1998 and (ii) $115,570 of commission income earned in fiscal 1998 and paid in fiscal 1999.

(4) Bonus compensation for 2000 consists of (i) $43,037 earned and paid in fiscal 2000 and (ii) $170,000 earned in fiscal 2000 to be paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $20,790 earned and paid in fiscal 1999 and (ii) $63,000 earned in fiscal 1999 and paid in fiscal 2000. Bonus compensation for 1998 was all earned and paid in fiscal 1998.

(5) Bonus compensation for 2000 consists of (i) $56,250 of bonus compensation earned and paid in fiscal 2000 and (ii) $81,562 earned in fiscal 2000 to be paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $94,900 earned and paid in fiscal 1999 and (ii) $115,938 earned in fiscal 1999 and paid in fiscal 2000. Bonus compensation for 1998 consists of (i) $144,547 earned and paid in fiscal 1998 and (ii) $15,000 earned in fiscal 1998 and paid in fiscal 1999.

(6) Bonus compensation for 2000 consists of (i) $262,817 of commission and $30,000 of bonus earned and paid in fiscal 2000, (ii) $206,354 of commission and $20,000 of bonus earned in fiscal 2000 to be paid in fiscal 2001, and
    (iii) $17,187 of bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus compensation for 1999 consists of (i) $56,195 of commission and $19,875 of bonus earned and paid in fiscal 1999 and (ii) $89,077 of commission and $82,813 of bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus compensation for 1998 was earned and paid in fiscal 1998.

(7) In November 1997, we issued Mr. Gardner 200,000 shares of common stock pursuant to a restricted stock agreement. The closing sale price of our common stock on the Nasdaq National Market on October 31, 1997, the last trading date prior to the date of issuance was $3.875 (as adjusted for subsequent stock splits). Such shares vest incrementally over ten years, subject to earlier vesting over six years if we achieve certain financial milestones.

(8) Includes an option to purchase 200,000 shares subsequently canceled.

(9) Consists of group life insurance excess premiums and matching contributions under our 401(k) plan.

(b)  OPTION GRANTS IN FISCAL YEAR 2000

    The following table provides information relating to stock options to purchase common stock granted to each of the executive officers named in the compensation table above during our fiscal year ended March 31, 2000. All of these options were granted under our 1994 stock plan and have a term of 10 years, subject to earlier termination in the event the optionee's services to us cease.

    The exercise price of the options we grant are equal to the fair market value of our common stock based on the closing sales price of our common stock in trading on the Nasdaq National Market on the trading day prior to the date of grant. The exercise price may be paid by cash or check. Alternatively, optionees may exercise their shares under a cashless exercise program. Under this program, the optionee may provide irrevocable instructions to sell the shares acquired on exercise and to remit to us a cash amount equal to the exercise price and all applicable withholding taxes. The options granted under our 1994 stock plan vest over a four year period. Twenty-five percent will vest on the first anniversary of the date of grant. The balance of the option will vest over the remaining three years at the rate of 6.25% every three months.

    On May 5, 1999, we granted each employee, including each officer, an option to acquire 600 shares of our common stock at an exercise price of $8.56. These options were to vest on the earlier to occur of May 5, 2000 or the date we achieve certain financial milestones. These options are now fully vested.

    The potential realizable value of options is calculated by assuming that the price of our common stock increases from the exercise price at assumed rates of stock appreciation of 5% and 10%, compounded annually over the 10 year term of the option, and subtracting from that result the total option exercise price. These assumed appreciation rates comply with the rules of the Securities and Exchange Commission and do not represent our prediction of the performance of our stock price.

    All share numbers and exercise prices have been adjusted to reflect a two-for-one stock split effected in the form of a dividend in February 2000. During fiscal 2000, we granted options to acquire 4,293,434 shares of common stock to employees and consultants under our 1994 stock plan.

                                             INDIVIDUAL GRANTS
                        -----------------------------------------------------------   POTENTIAL REALIZABLE VALUES AT
                        NUMBER OF    PERCENT OF TOTAL                                    ASSUMED ANNUAL RATES OF
                        SECURITIES       OPTIONS                                       STOCK PRICE APPRECIATION FOR
                        UNDERLYING      GRANTED TO                                             OPTIONS TERM
                         OPTIONS       EMPLOYEES IN     EXERCISE PRICE   EXPIRATION   ------------------------------
NAME                     GRANTED       FISCAL 2000        PER SHARE         DATE           5%              10%
----                    ----------   ----------------   --------------   ----------   -------------   --------------
Stephen P. Gardner....       600              *             $ 8.56        05/05/09     $    3,230      $     8,185
                          91,250           2.13%             19.16        10/28/09      1,108,688        2,786,775
                         200,000           4.66%             36.63        01/13/10      4,608,000       11,675,751

Frederic B. Luddy.....       600              *               8.56        05/05/09          3,230            8,185
                         100,000           2.33%              8.56        05/05/09        538,000        1,364,000
                         212,612           4.95%             19.16        10/28/09      2,583,236        6,493,170

Douglas S. Powanda....       600              *               8.56        05/05/09          3,230            8,185

Richard T. Nelson.....       600              *               8.56        05/05/09          3,230            8,185
                          40,000              *              19.16        10/28/09        486,000        1,221,600
                          40,000              *              36.63        01/13/10        921,600        2,335,200

William G. Holsten....       600              *               8.56        05/05/09          3,230            8,185
                         120,000           2.79%             36.65        01/13/10      2,764,800        7,005,600

Steven S. Spitzer.....       600              *               8.56        05/05/09          3,230            8,185
                           2,000              *               8.56        05/05/09         10,760           27,280
                          40,000              *              19.16        10/28/09        486,000        1,221,600
                          40,000              *              36.63        01/13/10        921,600        2,335,200

------------------------

*   Less than 1%

(c) AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table provides information relating to option exercises by the executive officers identified in the summary compensation table during the fiscal year ended March 31, 2000. In addition, it indicates the number and value of vested and unvested options held by these executive officers as of March 31, 2000.

    The "Value Realized" on option exercises is equal to the difference between the fair market value of our common stock on the date of exercise less the exercise price. The "Value of Unexercised In-the-Money Options at March 31, 2000" is based on $67.0625 per share, the closing sales price of our common stock in trading on the Nasdaq National Market on March 31, 2000, less the exercise price, multiplied by the aggregate number of shares subject to outstanding options.

    All share numbers and exercise prices have been adjusted to reflect a two-for-one stock split effected in the form of a dividend in February 2000.

                                                       NUMBER OF SECURITIES UNDERLYING
                                                                 UNEXERCISED                 VALUE OF UNEXERCISED
                                                                 OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                            SHARES                             MARCH 31, 2000                   MARCH 31, 2000
                           ACQUIRED        VALUE      ---------------------------------   ---------------------------
NAME                      ON EXERCISE    REALIZED     EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE   UNEXERCISABLE
----                      -----------   -----------   --------------   ----------------   -----------   -------------
Stephen P. Gardner......    468,352     $11,897,053      312,898          1,370,600       $19,306,778    $77,797,083
Frederic B. Luddy.......    167,500       4,117,200       14,102            536,738           886,200     29,791,184
Douglas S. Powanda......    262,500       8,805,294      125,596            738,100         7,565,180     44,981,564
Richard T. Nelson.......    150,000       2,270,563       60,000            178,100         3,900,375      9,414,964
William G. Holsten......     75,000       1,680,111       35,000            302,600         2,237,637     17,350,630
Steven S. Spitzer.......    202,500       4,042,842       20,000            218,100         1,300,129      9,933,464

(d)  EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

    We do not currently have any employment contracts in effect with any of the executive officers named in the compensation table above.

    We are parties to a restricted stock agreement dated November 1, 1997 with Stephen P. Gardner, our chief executive officer, pursuant to which we issued
Mr. Gardner 100,000 shares of common stock. We are parties with David A. Farley, our chief financial officer, to a substantially equivalent restricted stock agreement dated November 1, 1995 pursuant to which we issued Mr. Farley 400,000 shares of common stock. The shares issued to each of Messrs. Gardner and Farley vest incrementally over ten years, subject to earlier vesting over six years contingent upon our achieving certain financial milestones. The restricted stock agreements permit either Mr. Gardner or Mr. Farley to surrender shares to satisfy withholding tax obligations that arise as the shares vest. In connection with the lapsing of restrictions on 16,666 shares in April 1999, Mr. Gardner surrendered 16,666 shares subject to his restricted stock agreement. In connection with the lapsing of restrictions on 66,000 shares in April 1999, Mr. Farley surrendered 33,000 shares subject to his restricted stock agreement. In the event of our merger or change in control, all such shares will become automatically vested.

    Under our 1994 stock plan, in the event of our merger or our change in control, vesting of options outstanding under our 1994 stock plan will automatically accelerate such that outstanding options will become fully exercisable, including with respect to shares for which such options would be otherwise unvested.

(e)  DIRECTOR COMPENSATION

    Each member of our board who is not also an employee receives $2,000 for each board meeting and $1,000 for each committee meeting he attends in person. We pay members of our board $500 for telephonic attendance at a board or committee meetings. Directors receive compensation for attendance at committee meetings only if they are members of the applicable committee.

    In September 1998, we granted each of Mr. Cole, Mr. Hosley, Mr. Noell, and Mr. van den Berg an option to acquire 50,000 shares of our common stock under our 1994 stock plan. The exercise price for these option grants was $7.50. These options become exercisable over four years, with 25% vesting after one year and the remaining shares vesting in quarterly installments thereafter. These grants expire if not exercised prior to September 2008.

    In May 1992, we granted each of Mr. Cole, Mr. Hosley, Mr. Noell, and
Mr. Van den Berg an option to acquire 180,000 shares of common stock under our 1991 nonqualified stock option plan at an exercise price of $0.335, the per share fair market value of our common stock on the date of grant. Each of these options vested in annual installments over four years, are now fully exercisable, and expire if not exercised prior to

May 2002. In addition, in December 1990, we granted Mr. Cole an option to acquire 450,000 shares of our common stock under a separate nonqualified stock option plan at an exercise price of $0.255 per share, the per share fair market value of our common stock on the date of grant. Following Mr. Cole's resignation as an executive officer of Peregrine and in consideration of his continuing service as a director, we extended the exercisability of the option with respect to 112,500 vested shares for so long as Mr. Cole remains a director of Peregrine but no later than December 2000.

    In addition to the option grants described above, directors who are not also employees receive automatic option grants under our 1997 director option plan. Nonemployee directors who hold or are affiliated with a holder of three percent or more of our outstanding common stock do not receive these automatic option grants. Each new nonemployee director is automatically granted an option to purchase 50,000 shares of our common stock at the time he or she is first elected to our board of directors. Each nonemployee director receives a subsequent option grant to purchase 10,000 shares of our common stock at each annual meeting of our stockholders. All options granted under the director option plan are granted at the fair market value of our common stock on the date of grant. Options granted to nonemployee directors under the director plan become exercisable over four years, with 25% of the shares vesting after one year and the remaining shares vesting in quarterly installments thereafter.

(f)  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Our compensation committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of Peregrine. It also administers various incentive compensation and benefit plans. Our compensation committee consist of Mr. Hosley, Mr. Moores, Mr. Noell, and Mr. Watrous. Our president and chief executive officer participates in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants. He is excluded, however, from discussions regarding his own salary and incentive compensation. No interlocking relationship exists between any member of the our compensation committee and any member of any other company's board of directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information relating to the beneficial ownership of our common stock as of March 31, 2000 by:

    - each stockholder known by us to own beneficially more than 5% of its common stock;

    - each of our executive officers named in the summary compensation table above;

    - each of our directors; and

    - all our directors and executive officers as a group.

    Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column captioned "Number of Shares Beneficially Owned" excludes the number of shares of our common stock subject to options held by that person that are currently exercisable or will become exercisable on or before May 31, 2000. The number of shares subject to options that each beneficial owner has the right to acquire on or before May 31, 2000 is listed separately under the column "Number of Shares Underlying Options." These shares are not deemed exercisable for purposes of computing the beneficial ownership of any other person. Percent of beneficial ownership is based upon 109,501,146 shares of our common stock outstanding as of March 31, 2000. The address for those individuals for which an address is not otherwise provided is c/o Peregrine Systems, Inc., 12670 High Bluff Drive, San Diego, California, 92130. Unless otherwise indicated, we believe the stockholders listed have sole voting or investment power with respect to all shares, subject to applicable community property laws.

                                                                                            PERCENTAGE OF
                                                  NUMBER OF     NUMBER OF                    OUTSTANDING
                                                    SHARES        SHARES     TOTAL SHARES      SHARES
                                                 BENEFICIALLY   UNDERLYING   BENEFICIALLY   BENEFICIALLY
NAME AND ADDRESS                                    OWNED        OPTIONS        OWNED           OWNED
----------------                                 ------------   ----------   ------------   -------------
  PRINCIPAL STOCKHOLDERS
  Pilgrim Baxter & Associates, Ltd.(1).........    7,140,400           --      7,140,400         6.52%
    825 Duportail Road
    Wayne, Pennsylvania 19087
  CURRENT EXECUTIVE OFFICERS AND DIRECTORS
  Stephen P. Gardner...........................      195,688      436,768        632,456        *
  David A. Farley..............................    2,337,632      400,600      2,738,232         2.49
  Christopher A. Cole..........................    1,721,284       26,250      1,747,534         1.60
  William G. Holsten...........................       50,000       20,600         70,600        *
  Richard A. Hosley II.........................           --       26,250         26,250        *
  Frederic B. Luddy............................           --       60,023         60,023        *
  John J. Moores(2)............................    5,752,986           --      5,752,986         5.23
  Richard T. Nelson............................      278,000       60,600        338,600        *
  Charles E. Noell III.........................       54,428      116,250        170,678        *
  Stephen S. Spitzer...........................           --       63,600         63,600        *
  Douglas S. Powanda...........................            4      194,946        194,950        *
  Norris van den Berg..........................       38,744       76,250        114,994        *
  Thomas G. Watrous, Sr........................       10,000       16,250         26,250        *
  All current executive officers and directors
  as a group (15 persons)......................   10,542,016    1,519,662     12,061,678        10.86

------------------------

*   Less than 1%

(1) Based solely on a Schedule 13G, dated February 8, 1999, filed with the Securities and Exchange Commission on February 9, 1999.

(2) Includes 1,352,590 shares held by Mr. Moores as trustee under various trusts, substantially all of which were established for members of Mr. Moores' family.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We are parties with JMI Services, Inc., an investment management company, to a sublease under which we sublease approximately 13,310 square feet of office space in San Diego, California to JMI Services. The term of the sublease is from June 1, 1996 through October 21, 2003. The sublease provides for initial monthly rental payments of $16,638 to increase by $666 per month on each anniversary of the sublease. John J. Moores, the chairman of our board of directors, also serves as chairman of the board of JMI Services. Charles E. Noell, III, one of our directors, serves as president and chief executive officer of JMI Services. We believe that the terms of the sublease are at competitive market rates.

    We lease a suite at San Diego's Qualcomm Stadium at competitive rates and on an informal basis from the San Diego Padres Baseball Club, L.P. Mr. Moores has served as owner and chairman of the board of the Padres since December 1994. Our annual payments for the suite and game tickets total approximately $50,000.

    We are parties to restricted stock agreements with Stephen P. Gardner, our president and chief executive officer, and David A. Farley, our senior vice president and chief financial officer. Under these agreements, we issued 1,000,000 shares of common stock. These agreements are discussed in detail under the caption "Employment agreements and change in control arrangements."

    During fiscal year 2000, we issued options to purchase common stock to certain directors under our 1994 stock option plan. These grants are discussed in detail under the caption "Director Compensation."

    During fiscal year 1999, we purchased a golf club membership for business entertainment use by Douglas S. Powanda, our executive vice president, worldwide operations, at a cost of $70,000. Mr. Powanda and Peregrine have agreed that upon termination of his employment with Peregrine, he may purchase the membership from us at our original cost. During fiscal year 2000, we purchased a similar membership at $70,000 under a similar agreement with Mr. Gardner.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Report:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Shareholders' Equity (Deficit)...    F-5

Consolidated Statements of Cash Flows.......................    F-6

Notes to Consolidated Financial Statements..................    F-7

    2.  FINANCIAL STATEMENT SCHEDULES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                              BALANCE      ADDITIONS                              BALANCE
                                            AT BEGINNING    CHARGED     ADDITIONS                 AT END
                                             OF PERIOD     TO EXPENSE   ACQUIRED    DEDUCTIONS   OF PERIOD
                                            ------------   ----------   ---------   ----------   ---------
Year ended March 31, 2000
  Allowance for doubtful accounts.........     $1,248         $635       $   430    $    (134)    $ 2,179
  Accrued acquisition costs...............     $3,379         $ --       $19,555    $  (7,810)    $15,124

Year ended March 31, 1999
  Allowance for doubtful accounts.........     $  485         $516       $   325    $     (78)    $ 1,248
  Accrued acquisition costs...............     $1,112         $ --       $13,510    $ (11,243)    $ 3,379

Year ended March 31, 1998
  Allowance for doubtful accounts.........     $  220         $168       $    97    $      --     $   485
  Accrued acquisition costs...............     $   --         $ --       $ 3,500    $  (2,388)    $ 1,112

    3.  EXHIBITS

         EXHIBIT NO.                                    EXHIBIT TITLE
         -----------             ------------------------------------------------------------
   2.1                     (a)   Agreement and Plan of Merger and Reorganization by and among
                                 Peregrine Systems, Inc., Soda Acquisition Corporation and
                                 Harbinger Corporation, dated as of April 5, 2000.

   3.1                     (c)   Amended and Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on February 11,
                                 1997.

   3.2                     (c)   Bylaws, as amended.

   4.1                     (c)   Specimen Common Stock Certificate.

  10.1                     (c)   Nonqualified Stock Option Plan, as amended, and forms of
                                 Stock Option Agreement and Stock Buy-Sell Agreement.

  10.2                     (c)   Nonqualified Stock Option Plan, as amended, and forms of
                                 Stock Option Agreement and Stock Buy-Sell Agreement.

  10.3(a)                  (f)   1994 Stock Option Plan, as amended through July 1998.

  10.3(b)                  (f)   1995 Stock Option Plan for French Employees (a supplement to the 1994 Stock Option Plan).

  10.4                     (d)   Form of Stock Option Agreement under the 1994 Stock Option
                                 Plan, as amended through February 6, 1997.

  10.5                     (d)   1997 Employee Stock Purchase Plan and forms of participation agreement thereunder.

  10.6                     (d)   1997 Director Option Plan.

  10.7                     (c)   Form of Indemnification Agreement for directors and
                                 officers.

  10.8                     (a)   Credit Agreement dated as of July 30, 1999 by and between
                                 the Registrant and Bank of America, N.A., Banc of America
                                 Securities LLC and Bank Boston, N.A.

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

  10.14                    (c)   XVT Stock Option Agreement dated January 18, 1995 between
                                 the Registrant and Christopher Cole, as amended on October
                                 3, 1996.

  10.16                    (d)   Restricted Stock Agreement dated November 1, 1995 between
                                 the Registrant and David Farley.

  10.17                    (c)   Stock Option Agreement dated as of December 7, 1990 between the Registrant and Christopher Cole, as amended on October
                                 26, 1995.

  10.18                    (c)   Form of Stock Option Agreement under 1995 Stock Option Plan for French Employees.

  10.19                    (c)   Form of Stock Option Agreement under 1997 Director Option
                                 Plan.

  10.22                    (b)   Executive Officer Incentive Program and Form of Restricted
                                 Stock Agreement.

  10.24                    (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 1 of the Registrant's
                                 future campus in San Diego, CA.

  10.25                    (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 2 of the Registrant's
                                 future campus in San Diego, CA.

         EXHIBIT NO.                                    EXHIBIT TITLE
         -----------             ------------------------------------------------------------
  10.26                    (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 3 of the Registrant's
                                 future campus in San Diego, CA.

  10.27                    (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 5 of the Registrant's
                                 future campus in San Diego, CA.

  10.28                    (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 4 of the Registrant's
                                 future campus in San Diego, CA.

  10.29                    (a)   1999 Nonstatutory Stock Option Plan.

  21.1                     (a)   Peregrine Systems, Inc. Subsidiaries.

  23.1                     (a)   Consent of Arthur Andersen LLP, Independent Public
                                 Accountants (relating to financial statements for Peregrine
                                 Systems).

  27.1                     (a)   Financial Data Schedule for Peregrine Systems, Inc.

------------------------

(a) Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on November 19, 1997.

(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-21483), which the Securities and Exchange Commission declared effective on April 8, 1997.

(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.

(e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(f) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-8 (Registration Statement 333-65541) which became effective upon its filing on October 9, 1998.

(g) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

(b) REPORTS ON FORM 8-K

    We filed a Current Report on Form 8-K in April 2000 in connection with our acquisition of Telco Research Corporation Limited.

(c) EXHIBITS

    See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this May 8, 2000.

                                                       PEREGRINE SYSTEMS, INC.

                                                       By             /s/ STEPHEN P. GARDNER
                                                            -----------------------------------------
                                                                        Stephen P. Gardner
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                              DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

                                                       By              /s/ DAVID A. FARLEY
                                                            -----------------------------------------
                                                                         David A. Farley
                                                                SENIOR VICE PRESIDENT, FINANCE AND
                                                             ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                                            AND DIRECTOR (PRINCIPAL FINANCIAL OFFICER)

                                                       By              /s/ MATTHEW C. GLESS
                                                            -----------------------------------------
                                                                         Matthew C. Gless
                                                                   VICE PRESIDENT, FINANCE AND
                                                                     CHIEF ACCOUNTING OFFICER

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

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
             /s/ STEPHEN P. GARDNER               President, Chief Executive Officer,
     --------------------------------------         and Director (Principal Executive     May 8, 2000
              (Stephen P. Gardner                   Officer)

                                                  Senior Vice President, Finance and
              /s/ DAVID A. FARLEY                   Administration, Chief Financial
     --------------------------------------         Officer and Director (Principal       May 8, 2000
               (David A. Farley)                    Financial Officer)

               /s/ JOHN J. MOORES
     --------------------------------------       Chairman of the Board of Directors      May 8, 2000
                (John J. Moores)

            /s/ CHRISTOPHER A. COLE
     --------------------------------------       Director                                May 8, 2000
             (Christopher A. Cole)

            /s/ RICHARD A. HOSLEY II
     --------------------------------------       Director                                May 8, 2000
             (Richard A. Hosley II)

            /s/ CHARLES E. NOELL III
     --------------------------------------       Director                                May 8, 2000
             (Charles E. Noell III)

            /s/ NORRIS VAN DEN BERG
     --------------------------------------       Director                                May 8, 2000
             (Norris van den Berg)

           /s/ THOMAS G. WATROUS, SR.
     --------------------------------------       Director                                May 8, 2000
            (Thomas G. Watrous, Sr.)

                            PEREGRINE SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Stockholders' Equity (Deficit)...    F-5

Consolidated Statements of Cash Flows.......................    F-6

Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Peregrine Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Peregrine Systems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

San Diego, California
April 25, 2000

                            PEREGRINE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

Current Assets:
Cash and cash equivalents...................................   $ 33,511     $ 21,545
Short-term investments......................................         --        2,000
Accounts receivable, net of allowance for doubtful accounts
  of $2,179 and $1,248, respectively........................     69,940       38,947
Deferred tax assets.........................................      4,024        5,798
Other current assets........................................     18,802       10,370
                                                               --------     --------
    Total current assets....................................    126,277       78,660
Property and equipment, net.................................     29,537       15,895
Intangible assets, investments and other, net...............    367,616      113,158
                                                               --------     --------
                                                               $523,430     $207,713
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $ 19,850     $  6,795
  Accrued expenses..........................................     49,064       26,460
  Deferred revenue..........................................     36,779       20,048
  Current portion of long-term debt.........................         74           55
                                                               --------     --------
    Total current liabilities...............................    105,767       53,358
Long-term debt, net of current portion......................      1,257          594
Deferred revenue, net of current portion....................      4,556        2,980
                                                               --------     --------
Total liabilities...........................................    111,580       56,932
                                                               --------     --------

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized,
  no shares issued or outstanding...........................         --           --
Common stock, $0.001 par value, 200,000 shares authorized,
  109,501 and 97,106 shares issued and outstanding,
  respectively..............................................        110           97
Additional paid-in capital..................................    480,957      193,739
Accumulated deficit.........................................    (64,863)     (39,793)
Unearned portion of deferred compensation...................       (678)      (1,019)
Accumulated other comprehensive loss........................       (666)        (518)
Treasury stock, at cost.....................................     (3,010)      (1,725)
                                                               --------     --------
Total stockholders' equity..................................    411,850      150,781
                                                               --------     --------
                                                               $523,430     $207,713
                                                               ========     ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            PEREGRINE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Licenses..................................................  $168,467   $ 87,362   $38,791
  Services..................................................    84,833     50,701    23,086
                                                              --------   --------   -------
    Total revenues..........................................   253,300    138,063    61,877
                                                              --------   --------   -------

Costs and Expenses:
  Cost of licenses..........................................     1,426      1,020       326
  Cost of services..........................................    51,441     31,561    10,326
  Sales and marketing.......................................   101,443     50,803    22,728
  Research and development..................................    28,517     13,919     8,394
  General and administrative................................    19,871     10,482     6,077
  Amortization of intangible assets.........................    34,753     18,012     3,168
  Acquired in-process research and development costs........    24,505     26,005     6,955
                                                              --------   --------   -------
    Total costs and expenses................................   261,956    151,802    57,974
                                                              --------   --------   -------
Income (loss) from operations...............................    (8,656)   (13,739)    3,903
Interest income, net........................................        38        664       839
                                                              --------   --------   -------
Income (loss) from operations before income taxes...........    (8,618)   (13,075)    4,742
Income taxes................................................    16,452     10,295     5,358
                                                              --------   --------   -------
  Net loss..................................................  $(25,070)  $(23,370)  $  (616)
                                                              ========   ========   =======

Net loss per share--basic and diluted:
  Net loss per share........................................  $  (0.24)  $  (0.27)  $ (0.01)
                                                              ========   ========   =======
  Shares used in computation................................   102,332     87,166    69,520
                                                              ========   ========   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            PEREGRINE SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                              UNEARNED       ACCUMULATED
                                        NUMBER OF               ADDITIONAL                   PORTION OF         OTHER
                                         SHARES       COMMON     PAID-IN     ACCUMULATED      DEFERRED      COMPREHENSIVE
                                       OUTSTANDING    STOCK      CAPITAL       DEFICIT      COMPENSATION         LOSS
                                       -----------   --------   ----------   ------------   -------------   --------------
Balance, March 31, 1997..............     51,680       $ 52      $ 15,042      $(15,807)       $(1,748)         $(388)
Net loss.............................         --         --            --          (616)            --             --
Issuance of common stock in IPO, net
  of issuance costs of $1,181........      9,200          9        18,062            --             --             --
Stock options exercised and
  restricted stock granted (net).....      6,616          6         2,788            --             --             --
Stock issued for Apsylog
  Acquisition........................      7,664          8        30,498            --             --             --
Stock option tax benefit.............         --         --         7,905            --             --             --
Compensation expense related to
  restricted stock and options.......         --         --            --            --            414             --
Deferred compensation related to
  options granted....................         --         --            --            --           (159)            --
Stock repurchased....................         --         --            --            --             --             --
Equity adjustment from foreign
  currency translation...............         --         --            --            --             --           (165)
                                         -------       ----      --------      --------        -------          -----
Balance, March 31, 1998..............     75,160         75        74,295       (16,423)        (1,493)          (553)
Net loss.............................         --         --            --       (23,370)            --             --
Stock options exercised..............      7,018          7         7,914            --             --             --
Stock issued for acquisitions........     14,928         15       105,434            --             --             --
Stock option tax benefit.............         --         --         6,096            --             --             --
Compensation expense related to
  restricted stock and options.......         --         --            --            --            474             --
Stock repurchased....................         --         --            --            --             --             --
Equity adjustment from foreign
  currency translation...............         --         --            --            --             --             35
                                         -------       ----      --------      --------        -------          -----
Balance, March 31, 1999..............     97,106         97       193,739       (39,793)        (1,019)          (518)
Net loss.............................         --         --            --       (25,070)            --             --
Stock options exercised..............      7,345          5        23,422            --             --             --
Stock issued for acquisitions........      5,050          5       169,643            --             --             --
Stock issued for strategic
  investments........................         --          3        83,558            --             --             --
Stock option tax benefit.............         --         --        10,595            --             --             --
Compensation expense related to
  restricted stock and options.......         --         --            --            --            341             --
Stock repurchased....................         --         --            --            --             --             --
Equity adjustment from foreign
  currency translation...............         --         --            --            --             --           (148)
                                         -------       ----      --------      --------        -------          -----
Balance, March 31, 2000..............    109,501       $110      $480,957      $(64,863)       $  (678)         $(666)
                                         =======       ====      ========      ========        =======          =====

                                                      TOTAL
                                                  STOCKHOLDERS'
                                       TREASURY      EQUITY       COMPREHENSIVE
                                        STOCK       (DEFICIT)     INCOME (LOSS)
                                       --------   -------------   --------------
Balance, March 31, 1997..............  $            $ (2,849)        $     --
Net loss.............................       --          (616)            (616)
Issuance of common stock in IPO, net
  of issuance costs of $1,181........       --        18,071
Stock options exercised and
  restricted stock granted (net).....       --         2,794
Stock issued for Apsylog
  Acquisition........................       --        30,506
Stock option tax benefit.............       --         7,905
Compensation expense related to
  restricted stock and options.......       --           414
Deferred compensation related to
  options granted....................       --          (159)
Stock repurchased....................     (262)         (262)
Equity adjustment from foreign
  currency translation...............       --          (165)            (165)
                                       -------      --------         --------
Balance, March 31, 1998..............     (262)       55,639             (781)
                                                                     ========
Net loss.............................       --       (23,370)         (23,370)
Stock options exercised..............       --         7,921
Stock issued for acquisitions........       --       105,449
Stock option tax benefit.............       --         6,096
Compensation expense related to
  restricted stock and options.......       --           474
Stock repurchased....................   (1,463)       (1,463)
Equity adjustment from foreign
  currency translation...............       --            35               35
                                       -------      --------         --------
Balance, March 31, 1999..............   (1,725)      150,781          (23,335)
                                                                     ========
Net loss.............................       --       (25,070)         (25,070)
Stock options exercised..............       --        23,427
Stock issued for acquisitions........       --       169,648
Stock issued for strategic
  investments........................       --        83,561
Stock option tax benefit.............       --        10,595
Compensation expense related to
  restricted stock and options.......       --           341
Stock repurchased....................   (1,285)       (1,285)
Equity adjustment from foreign
  currency translation...............       --          (148)            (148)
                                       -------      --------         --------
Balance, March 31, 2000..............  $(3,010)     $411,850         $(25,218)
                                       =======      ========         ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            PEREGRINE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flow from operating activities:
Net loss....................................................  $(25,070)  $(23,370)  $   (616)
  Adjustments to reconcile loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    43,788     21,776      4,901
    Acquired in-process research and development costs......    24,505     26,005      6,955
      Increase (decrease) in cash resulting from changes,
        net of business acquired, in:
          Accounts receivable...............................   (24,364)   (18,984)    (5,982)
          Deferred tax asset................................     1,774      1,499       (856)
          Other current assets..............................      (289)    (7,177)    (1,116)
          Accounts payable..................................     4,755      2,939        674
          Accrued expenses..................................     6,733      6,390     (1,767)
          Deferred revenue..................................    12,467      4,874      1,361
          Other assets......................................     2,717       (245)       534
                                                              --------   --------   --------
                                                                47,016     13,707      4,088
                                                              --------   --------   --------
Net cash used by discontinued business......................        --         --       (170)
                                                              --------   --------   --------
            Net cash provided by operating activities.......    47,016     13,707      3,918
                                                              --------   --------   --------
Cash flows from investing activities:
  Technology acquisitions...................................   (22,351)        --         --
  Purchases of short-term investments.......................        --    (49,000)   (45,732)
  Maturities of short-term investments......................     2,000     54,027     38,705
  Equity investments purchased..............................   (11,291)        --         --
  Purchases of property and equipment.......................   (20,713)   (12,426)    (2,427)
  Cash expenditures related to acquisitions.................    (7,752)   (11,231)    (2,410)
  Other investing activities................................       145        103        582
                                                              --------   --------   --------
            Net cash used in investing activities...........   (59,962)   (18,527)   (11,282)
                                                              --------   --------   --------
Cash flows from financing activities:
  Repayments of bank line of credit, net....................        --         --     (3,387)
  Repayments of long-term debt..............................    (7,832)    (1,174)    (2,541)
  Issuance of common stock..................................    34,022     14,017     28,770
  Treasury stock purchased..................................    (1,285)    (1,463)      (262)
  Principal payments under capital lease obligation.........        --         --       (406)
                                                              --------   --------   --------
            Net cash provided by financing activities.......    24,905     11,380     22,174
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................         7         35       (165)
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................    11,966      6,595     14,645
Cash and cash equivalents, beginning of period..............    21,545     14,950        305
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 33,511   $ 21,545   $ 14,950
                                                              ========   ========   ========
Cash paid during the period for:
  Interest..................................................  $    451   $     26   $     38
  Income taxes..............................................  $  3,015   $    155   $    622
Supplemental Disclosure of Noncash Investing and Financial
  Activities:
  Stock issued and other noncash consideration for
    acquisitions............................................  $169,648   $105,449   $ 30,506
  Stock issued for strategic investments....................  $ 83,561   $     --   $     --

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                               PEREGRINE SYSTEMS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) is a leading provider of Infrastructure Management and e-Infrastructure software solutions. Using common shared data, our products help manage information technology assets as well as assets relating to corporate facilities and fleets. In addition, we have recently introduced products for rail management and internet-based asset procurement. We sell our software and services in North America and internationally through both a direct sales force and through business partnerships.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of PSI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported.

USE OF ESTIMATES

    The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

    We generate revenues from licensing the rights to use our software products primarily to end users. We also generate revenues from post-contract support (maintenance), consulting and training services performed for customers who license our products. We do not provide professional services unrelated to our products.

    Revenues from direct and indirect license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, risk of concession is deemed remote, and we have no other significant obligations associated with the transaction. Revenues from post-contract support services are recognized ratably over the term of the maintenance period, generally one year. Maintenance revenues which are bundled with license agreements, are unbundled using vendor specific objective evidence. Professional services revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from professional services and customer training are recognized as the respective services are performed.

    Cost of license revenues consists primarily of amounts paid to third-party vendors, product media, manuals, packaging materials, personnel, and related shipping costs. Cost of maintenance and services revenues consists primarily of salaries, benefits, and allocated overhead costs incurred in providing telephone support, professional services, and training to customers.

    Deferred revenues primarily relates to maintenance fees, which have been paid by our customers in advance of the performance of these services.

                               PEREGRINE SYSTEMS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) BUSINESS RISK AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments which may subject us to concentrations of credit risk consist principally of trade and other receivables. We perform ongoing credit evaluations of our customers' financial condition. We believe that the concentration of credit risk with respect to trade receivables is further mitigated as our customer base consists primarily of large, well established companies. We maintain reserves for credit losses and such losses historically have been within our expectations.

    A substantial portion of our license revenue is derived from the sale of our Infrastructure Management applications and our e-Infrastructure solutions and is expected to account for a substantial portion of revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of the Infrastructure Resource Management strategy and applications, including future product enhancements and new product initiatives. Factors adversely affecting the pricing, demand for, or market acceptance of our Infrastructure Resource Management applications, such as competition or technological change, could have a material adverse effect on our business, operating results, and financial condition.

CASH AND CASH EQUIVALANTS

    We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight repurchase agreements and money market accounts. The carrying amount reported for cash and cash equivalents approximates its fair value.

SHORT-TERM INVESTMENTS

    We account for our short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments consist of auction rate preferred stock with original maturities at date of purchase beyond three months. These securities are classified as available-for-sale and are carried at market. Gross unrealized gains or gross unrealized losses as of March 31, 1999 were not significant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying values of our notes payable approximates the fair values.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives, generally three to five years for furniture and equipment. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.

    Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations for the applicable period.

                               PEREGRINE SYSTEMS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) LONG-LIVED ASSETS

    We evaluate potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS
No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of March 31, 2000, we believe that there has not been any impairment of our long-lived assets or other identifiable intangibles.

STRATEGIC INVESTMENTS

    During fiscal 2000, we entered into a strategic relationship with Goldmine Software Corporation ("Goldmine"), a developer of service desk and customer relationship management software, to collaborate on sales and distribution efforts and in the development of marketing and software content. As part of the agreement, we invested approximately $74.5 million of our Common Stock in exchange for approximately a 10% ownership of Goldmine, subsequent to our investment. Our investment in Goldmine is being accounted for using the cost method.

    During fiscal 2000, we entered into a strategic relationship with SupplyAccess, Inc. ("SupplyAccess"), a business-to-business electronic marketplace provider for information technology equipment, to collaborate on the sales and distribution efforts surrounding the information technology equipment procurement market. As part of the agreement, we invested approximately
$9.1 million of our Common Stock in exchange for approximately an 18% ownership of SupplyAccess, subsequent to our investment. Our investment in SupplyAccess is being accounted for using the cost method.

    In addition, we have made several other strategic investments for aggregate consideration of approximately $11.3 million during fiscal 2000, all of which are being accounted for using the cost method.

    Many of our investments are in companies whose operations are not yet sufficient to establish them as profitable concerns. Adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of our investments.

INTANGIBLE ASSETS

    Intangible assets are comprised of purchase price in excess of identifiable assets associated with our acquired businesses and purchased technology. Intangible assets are carried at cost less accumulated amortization, which is being amortized on a straight-line basis over generally five years.

CAPITALIZED COMPUTER SOFTWARE

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. During the three years in the period ended March 31, 2000, no software

                               PEREGRINE SYSTEMS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) development costs were capitalized as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred.

FOREIGN CURRENCY TRANSLATION AND RISK MANAGEMENT

    Assets and liabilities of our foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. Translation gains or losses of our foreign subsidiaries are not included in operations but are reported as other comprehensive income. The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions in denominations other than the functional currency of our foreign operations, while not significant in amount, are included in the results of operations.

    We enter into forward exchange contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are designated and effective as a hedge and are inversely correlated to the hedged item as required by generally accepted accounting principles.

    Gains and losses on the contracts are included in other income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

INCOME TAXES

    Deferred taxes are provided for utilizing the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

COMPUTATION OF NET LOSS PER SHARE

    Our computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires companies to compute net income
(loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potential dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding stock options. For the years ended March 31, 2000, 1999, and 1998, the diluted loss per share calculation excludes the effect of outstanding stock options as inclusion would be anti-dilutive.

                               PEREGRINE SYSTEMS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) STOCK SPLIT

    On January 20, 2000, our board of directors declared a two-for-one stock split of our Common Stock, effected in the form of a stock dividend. Stockholders of record as of the close of business on February 4, 2000 were issued a certificate representing one additional share of our Common Stock for each share of Common Stock held on the record date. All stock related data in the consolidated financial statements and related notes reflect this stock split for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement changes the previous accounting definition of derivative--which focused on freestanding contracts such as options and forwards (including futures and swaps)--expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of this amendment will have a material impact on our financial position or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, is effective no later than the second calendar quarter of fiscal 2001. We are in the process of evaluating the potential impact of SAB No. 101, but we anticipate that the impact to our consolidated financial statements, if any, will be insignificant.

2. ACQUISITIONS

    In September 1997, we completed the acquisition of all of the outstanding stock of Apsylog, a developer of decision software solutions designed for asset management. The consideration given for the stock of Apsylog included approximately 7,664,000 shares of our Common Stock valued at a total purchase price of $38.6 million, including merger costs and assumed liabilities.

    On July 30, 1998, we completed the acquisition of Innovative Tech
Systems, Inc. ("Innovative"), a developer of facilities infrastructure management software. This acquisition was structured as a tax-free stock-for-stock exchange resulting in the issuance of approximately 11,837,000 shares of our Common Stock for all outstanding shares of Innovative Common Stock valued at a total purchase price of $85.9 million, including merger costs and assumed liabilities.

    On September 23, 1998, we completed the acquisition of certain technology and other assets and liabilities from International Software Solutions and related persons and entities (collectively "ISS"), a developer of remote management software. We issued approximately 1,569,000 shares of our Common Stock in exchange for these assets valued at a total purchase price, including merger costs, of $15.6 million.

    On March 2, 1999, we completed the acquisition of Prototype, Inc. ("Prototype"), a developer of fleet infrastructure management software. We issued approximately 1,522,000 shares of our Common Stock and $1.1 million in cash for all of the outstanding shares of Prototype. The purchase price, including merger costs and assumed liabilities, totaled $25.9 million.

                               PEREGRINE SYSTEMS

2. ACQUISITIONS (CONTINUED)
    On April 2, 1999, we completed the acquisition of F.Print UK Ltd. ("FPrint"), a developer of desktop inventory and asset discovery software. We issued approximately 1,508,000 shares of our Common Stock and $1.3 million in cash for all the outstanding shares of FPrint for a total purchase price, including merger costs, of $26.2 million.

    On September 29, 1999, we completed the acquisition of Knowlix Corporation ("Knowlix"), a developer of knowledge management software. We issued approximately 706,000 shares of our Common Stock for all the outstanding shares of Knowlix for a total purchase price, including merger costs, of $17.8 million.

    On March 23, 2000, we completed the acquisition of Telco Research Corporation Limited ("Telco Research"), a developer of telephony infrastructure management software and related ancillary products. We issued approximately 2,563,000 shares of our Common Stock for all of the outstanding shares of Telco Research for a total purchase price, including merger costs, of $123.9 million.

    On March 24, 2000, we completed the acquisition of Barnhill Management Corporation ("Barnhill"), a provider of infrastructure management system solutions and related professional services. We issued approximately 273,000 shares of our Common Stock for all of the outstanding shares of Barnhill for a total purchase price, including merger costs and assumed liabilities, of $32.2 million.

ACCOUNTING TREATMENT OF ACQUISITIONS

    All of the transactions above were accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values, as determined by independent appraisals, at the date of acquisition and the results of operations for each of the acquisitions have been included in the financial statements for the periods subsequent to acquisition.

                               PEREGRINE SYSTEMS

2. ACQUISITIONS (CONTINUED)
    We allocated each purchase price between acquired in-process research and development, the fair value of the net assets acquired, and the purchase price in excess of the acquired assets. The allocations of values are as follows (in thousands):

                                     ACQUIRED
                                    IN-PROCESS                        PURCHASE PRICE IN
                                   RESEARCH AND   FAIR VALUE OF NET     EXCESS OF THE
                                   DEVELOPMENT     ASSETS ACQUIRED     ACQUIRED ASSETS     TOTAL
                                   ------------   -----------------   -----------------   --------
FISCAL 2000

Fprint...........................     $ 4,194          $   --              $ 22,018       $ 26,212
Knowlix..........................       2,852              --                14,973         17,825
Barnhill.........................          --              --                32,192         32,192
Telco Research...................      17,459           7,520                98,934        123,913
                                      -------          ------              --------       --------
                                      $24,505          $7,520              $168,117       $200,142
                                      =======          ======              ========       ========

FISCAL 1999

Innovative.......................     $18,907          $   --              $ 67,032       $ 85,939
ISS..............................       2,959              --                12,614         15,573
Prototype........................       4,139              --                21,728         25,867
                                      -------          ------              --------       --------
                                      $26,005          $   --              $101,374       $127,379
                                      =======          ======              ========       ========

FISCAL 1998

Apsylog..........................     $ 6,955          $   --              $ 31,684       $ 38,639
                                      -------          ------              --------       --------
                                      $ 6,955          $   --              $ 31,684       $ 38,639
                                      =======          ======              ========       ========

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

    No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. We currently believe that actual results have been consistent with forecasts with respect to acquired in-process revenues. Because we do not account for expenses by product, it is not possible to determine the actual expenses associated with any of the acquired technologies. However, we believe that

                               PEREGRINE SYSTEMS

2. ACQUISITIONS (CONTINUED)
expenses incurred to date associated with the development and integration of the acquired in-process research and development projects are substantially consistent with our previous estimates.

    We have completed many of the original research and development projects in accordance with our plans. We continue to work toward the completion of other projects. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for our products. The risks associated with these efforts are still considered high and no assurance can be made that any upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect our revenues and earnings in future quarters.

    During fiscal years 2000, 1999, and 1998 we expended $7.8 million, $11.2 million, and $2.4 million, respectively, for acquisition costs and liabilities assumed related to the acquisitions detailed above. These expenditures relate to advisory fees (investment bankers, attorneys, accountants and other consultant fees); employee severance and relocation costs; costs associated with the reduction of duplicate facilities, equipment and efforts; and other merger related costs (e.g. filing fees, travel costs, etc.).

    Acquisition related liabilities of $3.4 million at March 31, 1999 related principally to severance, relocation and lease termination costs. These amounts were expended in fiscal 2000 in amounts approximating the recorded liability.

    With respect to the acquisition related liabilities at March 31, 2000, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the year to integrate the operations of these acquisitions. The plans provide for the consolidation of duplicate facilities and infrastructure assets and the elimination of duplicative efforts and positions within the combined company. In connection with the integration plans we have accrued approximately $15.1 million in merger related costs comprised principally of the following components (in thousands):

                                                              ESTIMATED LIABILITY
                                                              -------------------
Estimated advisory fees.....................................          3,650
Employee severance and relocation...........................          5,854
Duplicative facilities, equipment and efforts...............          4,991
Other merger related costs..................................            629
                                                                    -------

                                                                    $15,124
                                                                    =======

    This accrual represents our best estimate, based on information available as of March 31, 2000, of the identifiable and quantifiable charges that we may incur as a result of the acquisition and integration plans, however these estimates may change. Any changes in the estimates during the next year will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within the next year.

    In addition to the costs included in the accrual for our acquisition and integration plans we will incur other incremental costs as a direct result of our integration efforts. These costs will be accounted for as incurred in future periods. To the extent these costs become significant they could have a material adverse effect on our future operating results.

                               PEREGRINE SYSTEMS

2. ACQUISITIONS (CONTINUED)
PRO FORMA FINANCIAL INFORMATION

    The following table presents the unaudited pro forma results assuming we had acquired each of Telco Research and Innovative at the beginning of fiscal years 2000 and 1999, as applicable. Net loss and diluted loss per share amounts have been adjusted to exclude acquired in process research and development write-offs of $24.5 million and $26.0 million in fiscal years 2000 and 1999, respectively and to include goodwill amortization of $51.9 million and $35.2 million in fiscal years 2000 and 1999, respectively. This information may not necessarily be indicative of our future combined results.

    The unaudited pro forma results of operations exclude the results of operations of certain acquisitions consummated during fiscal 2000 and 1999. The inclusion of the results associated with these acquisitions would not materially affect the pro forma financial information presented below.

In thousands, except per share data:

                                                           PRO FORMA RESULTS
                                                          FOR THE YEARS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                              (UNAUDITED)
                                                            2000       1999
                                                          --------   --------
Revenues................................................  $283,911   $174,409
Net loss................................................  $(40,874)  $(52,014)
Basic and diluted loss per share........................  $  (0.40)  $  (0.58)

3. SENIOR CREDIT FACILITY

    In July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. Any borrowings under the credit facility are secured by substantially all assets and shall bear interest at a rate equal to LIBOR plus the applicable margin rate. Proceeds of the senior credit facility may be used for general corporate purposes, including acquisitions.

4. BALANCE SHEET COMPONENTS

    Other current assets consists of the following (in thousands):

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Prepaid expenses..........................................  $ 8,505    $ 4,928
Other.....................................................   10,297      5,442
                                                            -------    -------
                                                            $18,802    $10,370
                                                            =======    =======

    Property and equipment consists of the following (in thousands):

                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Furniture and equipment.................................  $ 44,197   $ 23,075
Leasehold improvements..................................     8,830      5,035
                                                          --------   --------
                                                            53,027     28,110
Less accumulated depreciation...........................   (23,490)   (12,215)
                                                          --------   --------
                                                          $ 29,537   $ 15,895
                                                          ========   ========

                               PEREGRINE SYSTEMS

4. BALANCE SHEET COMPONENTS (CONTINUED)

    Intangible assets, net and other consists of the following (in thousands):

                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Strategic investments...................................  $ 94,852         --
Intangible assets and purchased technology..............   323,957    133,550
Other...................................................     4,740        788
                                                          --------   --------
                                                           423,549    134,338
Less accumulated amortization...........................   (55,933)   (21,180)
                                                          --------   --------
                                                          $367,616   $113,158
                                                          ========   ========

Accrued expenses consists of the following (in thousands):

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Employee compensation.....................................  $ 6,146    $ 7,370
Commissions...............................................   11,673      6,066
Taxes.....................................................    8,340      5,030
Acquisition related liabilities...........................   15,124      3,379
Other.....................................................    7,781      4,615
                                                            -------    -------
                                                            $49,064    $26,460
                                                            =======    =======

5. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Note payable to lessor. Unsecured; interest at 8%. Monthly
  Payments of principal and interest of $4 through November
  2003......................................................   $  158      $194
Note payable to lessor. Unsecured; interest at 8%. Monthly
  Payments of principal and interest of $4 through September
  2003......................................................      129        --
Note payable to shareholders of an acquired company.
  Secured; interest at 7%. Specified Payments of principal
  and interest through December 2001........................      700        --
Note payable to third party. Unsecured; interest at 9%.
  Monthly payments of principal and interest of $3 through
  April 2004................................................      180        --
French Government Agency loans and other....................      164       455
                                                               ------      ----
                                                                1,331       649
Less current portion........................................      (74)      (55)
                                                               ------      ----
                                                               $1,257      $594
                                                               ======      ====

                               PEREGRINE SYSTEMS

5. LONG-TERM DEBT (CONTINUED)
    Scheduled fiscal year principal payments on long-term debt due as of March 31, 2000 are as follows (in thousands):

                                                                FUTURE SCHEDULED
                                                               PRINCIPAL PAYMENTS
                                                               ------------------
2001........................................................         $   74
2002........................................................          1,015
2003........................................................            134
2004........................................................            106
2005........................................................              2
                                                                     ------
                                                                     $1,331
                                                                     ======

6. INCOME TAXES

    The geographic distribution of income (loss) before taxes is as follows (in thousands):

                                                            MARCH 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
Domestic........................................  $(23,275)  $(21,041)   $ (772)
Foreign.........................................    14,657      7,966     5,514
                                                  --------   --------    ------
Total...........................................  $ (8,618)  $(13,075)   $4,742
                                                  ========   ========    ======

    The income tax provision (benefit) consisted of the following (in thousands):

                                                              MARCH 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Current
  Federal.........................................  $ 9,670    $ 5,304     $5,197
  State...........................................      925        792      1,017
  Foreign.........................................    4,083      2,700         --
                                                    -------    -------     ------
Total current.....................................   14,678      8,796      6,214
                                                    -------    -------     ------
Deferred
  Federal.........................................    1,265      1,262       (728)
  State...........................................      331        188       (128)
  Foreign.........................................      178         49         --
                                                    -------    -------     ------
Total deferred....................................    1,774      1,499       (856)
                                                    -------    -------     ------
Total provision...................................  $16,452    $10,295     $5,358
                                                    =======    =======     ======

    We realize an income tax benefit from disqualifying dispositions of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital at the time the benefit is realized. The amount of the benefit realized for the years ended March 31, 2000, 1999, and 1998 was $10,595,000, $6,096,000 and $7,905,000, respectively.

                               PEREGRINE SYSTEMS

6. INCOME TAXES (CONTINUED)
    A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows (in thousands):

                                                              MARCH 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Federal tax provision (benefit) at the statutory
  rate............................................  $(3,016)   $(4,446)    $1,612
State tax provision (benefit), net of federal
  effect..........................................     (345)      (654)       237
Effect of foreign earnings taxed at different
  rates...........................................     (437)      (912)        --
Foreign sales corporation.........................     (985)        --         --
Tax credits.......................................   (1,184)      (860)        --
Non-deductible acquired R&D and amortization of
  intangibles.....................................   21,792     14,023      3,943
Other.............................................       78          1         16
Change in valuation allowance.....................      549      3,143       (449)
                                                    -------    -------     ------
Total income tax provision........................  $16,452    $10,295     $5,359
                                                    =======    =======     ======

    The amounts stated in the table above for the years ended March 31, 2000, 1999, and 1998 are based upon income before taxes which include expenses (a significant portion of which are not tax deductible) of $59,258,000, $44,017,000, and $10,123,000, respectively, related to the acquisition of in-process research and development and amortization of purchased intangibles. Excluding these acquisition-related expenses, the effective tax rate for the years ended March 31, 2000, 1999, and 1998 was 32.5, 33.3 and 37.0 percent, respectively.

    U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $14.7 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside of the U.S.

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 1,197    $ 3,148
  Intangible Assets.......................................    5,192      3,143
  Deferred maintenance revenue............................    1,576      2,752
  Other...................................................      726      1,030
                                                            -------    -------
Total gross deferred tax assets...........................    8,691     10,073
Deferred tax liabilities:
  Depreciation............................................     (167)      (324)
Net deferred tax asset prior to valuation allowance.......    8,524      9,749
Valuation allowance.......................................   (4,500)    (3,951)
                                                            -------    -------
Net deferred tax assets...................................  $ 4,024    $ 5,798
                                                            =======    =======

                               PEREGRINE SYSTEMS

6. INCOME TAXES (CONTINUED)

    As of March 31, 2000, we had total net operating loss carryforwards of approximately $66.8 million for domestic federal income tax reporting purposes, which expire beginning in 2012. Approximately $63.7 million of the net operating loss carryforwards (excluded from the table above) relate to disqualifying dispositions of stock options which will result in an increase in additional paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized. In certain circumstances, as specified in the Internal Revenue Code, an ownership change of fifty percent or more by certain combinations of our stockholders during any three year period could result in an annual limitation on our ability to utilize portions of our domestic net operating loss carryforwards.

    A valuation allowance in the amount set forth in the table above has been recorded to properly reserve for a portion of the deferred tax assets due to uncertainties surrounding their realization. We evaluate on a quarterly basis the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

7. COMMITMENTS AND CONTINGENCIES

    We lease certain buildings and equipment under noncancelable operating lease agreements. The leases generally require us to pay all execution costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases totaled approximately $9.1 million, $4.6 million, and $2.6 million in fiscal years 2000, 1999, and 1998, respectively.

    Future minimum lease payments under noncancelable operating leases, at March 31, 2000 are as follows (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
2001........................................................  $ 14,257
2002........................................................    18,362
2003........................................................    18,578
2004........................................................    17,291
2005........................................................    13,535
Thereafter..................................................   105,746
                                                              --------
Total minimum lease payments................................  $187,769
                                                              ========

    We sublease office space at our corporate headquarters to an affiliated company. The term of the sublease is from June 1996 to October 2003 and requires monthly rental payments of approximately $17,000.

    On June 9, 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space in San Diego, including an option on approximately 118,000 square feet of office space. We have moved into a portion of the completed new facilities with the remaining uncompleted space currently scheduled for completion over the next four years. The future minimum lease commitments detailed above contain our future commitments associated with these leases. To the extent we do not require all of the space under these leases, we have the right to sublet excess space.

                               PEREGRINE SYSTEMS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    We pay commissions to employees who have authored certain of our products based on a percentage of the respective product's sales. Commissions paid under such agreements are included in research and development expense in the accompanying consolidated statements of operations and were approximately, $3.6 million, $3.2 million and $1.7 million for fiscal years 2000, 1999, and 1998, respectively.

    On March 31, 2000, we had outstanding forward contracts to buy foreign currencies totaling $19.6 million U.S. Dollars. Additionally, we had outstanding forward contracts to sell foreign currencies totaling $11.8 million U.S. Dollars. These hedging exposures are consistent with transaction flows with respect to our international operations. These contracts typically expire within one month.

    From time to time we are involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in our opinion, is expected to have a material adverse effect on our consolidated financial position or results of operations.

8. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    We have authorized 5,000,000, $0.001 par value, undesignated preferred shares, none of which were issued or outstanding at March 31, 2000 and 1999. Our board of directors has the authority to issue the preferred stock in one or more series, and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by our shareholders.

STOCK OPTIONS

    We have five stock option plans, the 1990 Nonqualified Stock Option Plan ("1990 Plan"), the 1991 Nonqualified Stock Option Plan ("1991 Plan"), the 1994 Stock Option Plan ("1994 Plan"), the 1997 Director Option Plan (the "Director Plan") and the 1999 Nonqualified Stock Option Plan ("the 1999 Plan").

    We may no longer grant options under the 1990 and 1991 Plans. We may grant up to 32,553,000, 600,000, and 2,000,000 options under the 1994 Plan, Director Plan and the 1999 Plan, respectively. All options granted pursuant to the plans have an exercise price determined by our board of directors on a per-grant basis, which may not be less than fair market value on the date of grant. Option grants under all five stock option plans generally vest over four years. During December 1996, we recorded $631,000 in deferred compensation related to the grant of 740,000 options. This deferred compensation is being amortized on a straight-line basis to expense over the options' four year vesting period.

                               PEREGRINE SYSTEMS

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes our five stock option plans at March 31, 2000, 1999, and 1998 as well as changes during the periods then ended.

                                                                     WEIGHTED AVERAGE
                                              NUMBER OF SHARES   EXERCISE PRICE PER SHARE
                                              ----------------   ------------------------
                                               (IN THOUSANDS)
Balances, March 31, 1997...................       16,213.1                $ 0.52
Options granted............................        6,514.9                  3.40
Options exercised..........................       (7,290.6)                 0.39
Options canceled...........................       (1,142.5)                 3.05
                                                  --------                ------

Balances, March 31, 1998...................       14,294.9                  1.70
Options granted............................       14,067.4                  6.57
Options exercised..........................       (7,201.5)                 0.96
Options canceled...........................       (1,715.6)                 1.52
                                                  --------                ------

Balances, March 31, 1999...................       19,445.2                  5.52
Options granted............................        5,989.6                 19.01
Options exercised..........................       (4,791.0)                 4.22
Options canceled...........................         (776.1)                 8.35
                                                  --------                ------

Balances, March 31, 2000...................       19,867.7                $ 9.79
                                                  ========                ======

    As of March 31, 2000, 1999 and 1998 exercisable options outstanding were 4,064,000, 2,329,000 and 4,660,000, respectively, with weighted average exercise prices of $5.21, $2.00, and $0.68, respectively.

    We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, we continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion
No. 25.

    Pursuant to SFAS No. 123, we are required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if we had elected to use the fair value approach to account for all of our employee stock-based compensation plans. Had compensation cost for our plans been determined

                               PEREGRINE SYSTEMS

8. STOCKHOLDERS' EQUITY (CONTINUED)
consistent with the fair value approach enumerated in SFAS No. 123, our net income (loss) and net income (loss) per share for the years ended March 31, 2000, 1999, and 1998 would have been as indicated below:

In thousands, except per share data:

                                                 FOR THE YEARS ENDED MARCH 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Pro forma net loss:
  As reported..................................  $(25,070)  $(23,370)  $   (616)
  Pro forma expense effect of SFAS No. 123.....   (15,216)    (5,546)    (1,300)
                                                 --------   --------   --------
  Pro forma after giving effect to SFAS No.
    123........................................  $(40,286)  $(28,916)  $ (1,916)
                                                 ========   ========   ========

Basic and diluted pro forma net loss per share
  As reported..................................  $  (0.24)  $  (0.27)  $  (0.01)
  Pro forma expense effect of SFAS No. 123.....     (0.15)     (0.06)     (0.02)
                                                 --------   --------   --------
  Pro forma after giving effect to SFAS No.
    123........................................  $  (0.39)  $  (0.33)  $  (0.03)
                                                 ========   ========   ========

    The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

                                                             FOR THE YEARS ENDED MARCH 31,
                                                       ------------------------------------------
                                                         2000             1999             1998
                                                       --------         --------         --------
Risk-free interest rate.......................           6.38%            5.65%            6.11%
Expected life (in years)......................              4                4                4
Expected volatility...........................          89.03%           78.92%           63.06%

RESTRICTED STOCK

    During fiscal 1996, we granted 2,400,000 shares of nontransferable Common Stock under restricted stock agreements to certain employees. These shares were valued at a fair value of $0.59. The restrictions lapse on the shares ten years from the date of grant or, if we achieve certain objectives for earnings growth from fiscal 1997 through fiscal 2002, or, on a change in control of PSI. The unearned portion of restricted stock is included in stockholders' equity and is being amortized as compensation expense on a straight-line basis over the vesting period. During fiscal 1998, 808,000 of the above shares were canceled.

    During fiscal year 1998, we granted an additional 200,000 shares of nontransferable Common Stock under restricted stock agreements valued at $3.16. These shares vest over a six-year term and deferred compensation of $631,000 is currently being amortized as compensation expense over this term.

1997 EMPLOYEE STOCK PURCHASE PLAN

    In February 1997, our board of directors adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan ("Purchase Plan"). We have reserved 1,000,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each option

                               PEREGRINE SYSTEMS

8. STOCKHOLDERS' EQUITY (CONTINUED)
purchase period, as defined. During fiscal years 2000, 1999, and 1998 we issued 100,000, 124,000, and 140,000 shares, respectively, pursuant to the Purchase Plan.

DIRECTOR OPTION PLAN

    In February 1997, our board of directors adopted, and the stockholders approved, the 1997 Director Option Plan ("Director Plan"). We have reserved 600,000 shares of our Common Stock for issuance under the Director Plan. The Director Plan provides each new eligible outside PSI director an initial option grant to purchase 50,000 shares of our Common Stock upon election to our board of directors. In addition, commencing with the 1998 Annual Stockholders meeting, such eligible outside directors are granted an option to purchase 10,000 shares of our Common Stock at each annual meeting. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of our Common Stock on the date of grant. Options may be granted for periods up to ten years and generally vest over four years. No grants were made under the Director Plan during fiscal 1998. We granted 50,000 and 100,000 shares of our Common Stock under the Director Plan in fiscal 2000 and 1999, respectively.

9. EMPLOYEE BENEFIT PLAN

    We have a 401(k) Employee Savings Plan ("Plan") covering substantially all employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to make contributions of up to 20 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, we may also contribute to the Plan by matching 25% of employee contributions. Amounts we contributed to the Employee Savings Plan during fiscal 2000, 1999, and 1998, were $905,000, $467,000, and $200,000, respectively.

10. GEOGRAPHIC OPERATIONS

    We operate exclusively in the Infrastructure Resource Management software industry. A summary of our operations by geographic area is presented below:

                                               NORTH     EUROPE &
                                              AMERICA     OTHER     CONSOLIDATED
                                              --------   --------   ------------
Year ended March 31, 2000
Revenues....................................  $149,582   $103,718     $253,300
Identifiable assets.........................  $503,237   $ 20,193     $523,430

Year ended March 31, 1999
Revenues....................................  $ 88,649   $ 49,414     $138,063
Identifiable assets.........................  $179,376   $ 28,337     $207,713

Year ended March 31, 1998
Revenues....................................  $ 39,512   $ 22,365     $ 61,877
Identifiable assets.........................  $ 72,434   $ 11,134     $ 83,568

Amounts included in Europe and Other above relate principally to our European operations.

                               PEREGRINE SYSTEMS

11. QUARTERLY INFORMATION (UNAUDITED)

    The following unaudited quarterly financial information includes, in our opinion, all normal and recurring adjustments (in thousands) necessary to fairly state our consolidated results of operations and related information for the periods presented.

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
FISCAL 2000

License revenues....................................  $ 32,092   $ 37,102   $ 46,524   $ 52,749
Services revenues...................................    19,513     20,705     21,020     23,595
Total costs and expenses............................   (53,093)   (56,006)   (63,233)   (89,624)
                                                      --------   --------   --------   --------
Income (loss) from operations.......................    (1,488)     1,801      4,311    (13,280)
Interest income (expense) and other.................        86          7          5        (60)
Income tax expense..................................     3,439      4,042      4,183      4,788
                                                      --------   --------   --------   --------
Net income (loss)...................................  $ (4,841)  $ (2,234)  $    133   $(18,128)
                                                      ========   ========   ========   ========
Basic income (loss) per share.......................  $  (0.05)  $  (0.02)  $     --   $  (0.17)
                                                      ========   ========   ========   ========
Diluted income (loss) per share.....................  $  (0.05)  $  (0.02)  $     --   $  (0.17)
                                                      ========   ========   ========   ========

FISCAL 1999

License revenues....................................  $ 13,882   $ 17,375   $ 26,064   $ 30,041
Services revenues...................................     7,868     12,279     14,485     16,069
Total costs and expenses............................   (18,432)   (49,960)   (37,051)   (46,359)
                                                      --------   --------   --------   --------
Income (loss) from operations.......................     3,318    (20,306)     3,498       (249)
Interest income (expense) and other.................       260        193        100        111
Income tax expense..................................     1,742      2,209      2,969      3,375
                                                      --------   --------   --------   --------
Net income (loss)...................................  $  1,836   $(22,322)  $    629   $ (3,513)
                                                      ========   ========   ========   ========
Basic income (loss) per share.......................  $   0.03   $  (0.26)  $   0.01   $  (0.04)
                                                      ========   ========   ========   ========
Diluted income (loss) per share.....................  $   0.02   $  (0.26)  $   0.01   $  (0.04)
                                                      ========   ========   ========   ========

12. SUBSEQUENT EVENT

    On April 5, 2000 we entered into an Agreement and Plan of Merger and Reorganization with Harbinger Corporation ("Harbinger"), a Georgia corporation, in which each outstanding share of Harbinger common stock will be converted into the right to receive 0.75 of a share of our Common Stock (the "Merger"), or approximately 36 million shares, inclusive of approximately 5 million shares associated with Harbinger's outstanding stock options.

    The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and is to be accounted for as a purchase transaction. Consummation of the Merger is subject to various conditions, including, among other things, receipt of the necessary approvals of our stockholders, the stockholders of Harbinger and certain regulatory agencies.

                                 EXHIBIT INDEX

    2.1                    (a)   Agreement and Plan of Merger and Reorganization by and among
                                 Peregrine Systems, Inc., Soda Acquisition Corporation and
                                 Harbinger Corporation, dated as of April 5, 2000.
    3.1                    (c)   Amended and Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on February 11,
                                 1997.
    3.2                    (c)   Bylaws, as amended.
    4.1                    (c)   Specimen Common Stock Certificate.
   10.1                    (c)   Nonqualified Stock Option Plan, as amended, and forms of
                                 Stock Option Agreement and Stock Buy-Sell Agreement.
   10.2                    (c)   Nonqualified Stock Option Plan, as amended, and forms of
                                 Stock Option Agreement and Stock Buy-Sell Agreement.
   10.3(a)                 (f)   1994 Stock Option Plan, as amended through July 1998.
   10.3(b)                 (f)   1995 Stock Option Plan for French Employees (a supplement to the 1994 Stock Option Plan).
   10.4                    (d)   Form of Stock Option Agreement under the 1994 Stock Option
                                 Plan, as amended through February 6, 1997.
   10.5                    (d)   1997 Employee Stock Purchase Plan and forms of participation agreement thereunder.
   10.6                    (d)   1997 Director Option Plan.
   10.7                    (c)   Form of Indemnification Agreement for directors and
                                 officers.
   10.8                    (a)   Credit Agreement dated as of July 30, 1999 by and between
                                 the Registrant and Bank of America, N.A., Banc of America
                                 Securities LLC and Bank Boston, N.A.
   10.9                    (c)   Sublease between the Registrant and JMI Services, Inc.
   10.10                   (c)   Lease between the Registrant and the Mutual Life Insurance
                                 Company of New York dated October 26, 1994, as amended in
                                 August 1995, and Notifications of Assignment dated June 14,
                                 1996 and December 9, 1996 for the Registrant's headquarters at 12670 High Bluff Drive, San Diego, CA.
   10.11                   (c)   Lease between the Registrant and the Mutual Life Insurance
                                 Company of New York dated October 26, 1994, as amended in
                                 August 1995, and Notification of Assignment dated December
                                 9, 1996 for the Registrant's headquarters at 12680 High
                                 Bluff Drive, San Diego, CA.
   10.14                   (c)   XVT Stock Option Agreement dated January 18, 1995 between
                                 the Registrant and Christopher Cole, as amended on October
                                 3, 1996.
   10.16                   (d)   Restricted Stock Agreement dated November 1, 1995 between
                                 the Registrant and David Farley.
   10.17                   (c)   Stock Option Agreement dated as of December 7, 1990 between the Registrant and Christopher Cole, as amended on October
                                 26, 1995.
   10.18                   (c)   Form of Stock Option Agreement under 1995 Stock Option Plan for French Employees.
   10.19                   (c)   Form of Stock Option Agreement under 1997 Director Option
                                 Plan.
   10.22                   (b)   Executive Officer Incentive Program and Form of Restricted
                                 Stock Agreement.
   10.24                   (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 1 of the Registrant's
                                 future campus in San Diego, CA.
   10.25                   (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 2 of the Registrant's
                                 future campus in San Diego, CA.
   10.26                   (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 3 of the Registrant's
                                 future campus in San Diego, CA.
   10.27                   (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 5 of the Registrant's
                                 future campus in San Diego, CA.
   10.28                   (g)   Lease between the Registrant and KR-Carmel Partners LLC
                                 dated June 9, 1999 for Building No. 4 of the Registrant's
                                 future campus in San Diego, CA.
   10.29                   (a)   1999 Nonstatutory Stock Option Plan.
   21.1                    (a)   Peregrine Systems, Inc. Subsidiaries.
   23.1                    (a)   Consent of Arthur Andersen LLP, Independent Public
                                 Accountants (relating to financial statements for Peregrine
                                 Systems).
   27.1                    (a)   Financial Data Schedule for Peregrine Systems, Inc.

------------------------

(a) Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on November 19, 1997.

(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-21483), which the Securities and Exchange Commission declared effective on April 8, 1997.

(d) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.

(e) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(f) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-8 (Registration Statement 333-65541) which became effective upon its filing on October 9, 1998.

(g) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.