Form 10-Q
period 2000-06-30
PEREGRINE SYSTEMS INC
filed 2000-08-14
CIK 1031107

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                            3611 VALLEY CENTRE DRIVE
                           SAN DIEGO, CALIFORNIA 92130
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


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

         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 2000, was 139,886,874.

================================================================================

                             PEREGRINE SYSTEMS, INC.


                                TABLE OF CONTENTS


PART I.                        FINANCIAL INFORMATION                                                  PAGE NO.
-------                        ---------------------                                                  --------
     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
             March 31, 2000 (audited) .................................................................          3

             Condensed Consolidated Statements of Operations for the Three Months Ended
             June 30, 2000 and 1999 (unaudited) .......................................................          4

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             June 30, 2000 and 1999 (unaudited)........................................................          5

             Notes to condensed Consolidated Financial Statements (unaudited)..........................          6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....          8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk................................         21

PART II.                          OTHER INFORMATION
--------                          -----------------

     Item 1. Legal Proceedings ........................................................................         22

     Item 2. Changes in Securities ....................................................................         23

     Item 4. Submission of Matters to a Vote of Security Holders.......................................         23

     Item 6. Exhibits and Reports on Form 8-K .........................................................         23

     Signatures .......................................................................................         24


                                     PART I

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               JUNE 30,         MARCH 31,
                                                                                 2000              2000
                                                                            ---------------   ---------------
                                                                             (UNAUDITED)        (AUDITED)
                                 ASSETS
Current Assets:
Cash, cash equivalents, and short-term investments.......................   $       69,493    $       33,511

Accounts receivable, net of allowance for doubtful accounts of $10,789
   and $2,179, respectively..............................................          127,845            69,940
Other current assets.....................................................           34,204            22,826
                                                                            ---------------   ---------------
   Total current assets..................................................          231,542           126,277
Property and equipment, net..............................................           65,658            29,537
Intangible assets, investments and other, net............................        1,750,058           367,616
                                                                            ---------------   ---------------
                                                                            $    2,047,258    $      523,430
                                                                            ===============   ===============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable......................................................   $       55,502    $       19,850
   Accrued expenses......................................................          164,186            49,064
   Deferred revenue......................................................           59,056            36,779
   Current portion of long-term debt.....................................                -                74
                                                                            ---------------   ---------------
      Total current liabilities..........................................          278,744           105,767
Long-term debt, net of current portion...................................                -             1,257
Deferred revenue, net of current portion.................................            5,226             4,556
                                                                            ---------------   ---------------
Total liabilities........................................................          283,970           111,580
                                                                            ---------------   ---------------
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares
   issued or outstanding.................................................                -                 -

Common stock, $0.001 par value, 200,000 shares authorized, 139,887 and
   109,501 shares issued and outstanding, respectively...................              140               110
Additional paid-in capital...............................................        1,971,111           480,957
Accumulated deficit......................................................         (159,988)          (64,863)
Unearned portion of deferred compensation................................          (38,784)             (678)
Cumulative translation adjustment........................................             (562)             (666)
Treasury stock, at cost..................................................           (8,629)           (3,010)
                                                                            ---------------   ---------------
Total stockholders' equity...............................................        1,763,288           411,850
                                                                            ---------------   ---------------
                                                                            $    2,047,258    $      523,430
                                                                            ===============   ===============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                             -------------------------
                                                                                2000          1999
                                                                             -----------   -----------
   Revenues:
      Licenses.......................................................         $  62,442    $   32,092
      Services.......................................................            31,882        19,513
                                                                             -----------     ---------
         Total revenues .............................................            94,324        51,605
                                                                             -----------   -----------
   Costs and Expenses:
      Cost of licenses ..............................................               478           443
      Cost of services...............................................            16,898        12,236
      Sales and marketing ...........................................            39,240        19,101
      Research and development ......................................            11,300         5,450
      General and administrative ....................................             8,445         3,878
      Acquisition costs .............................................           107,200        11,985
                                                                             -----------   -----------
         Total costs and expenses ...................................           183,561        53,093
                                                                             -----------   -----------
   Loss from operations .............................................           (89,237)       (1,488)
   Interest income, net .............................................                75            86
                                                                             -----------   -----------
   Loss from operations before income taxes .........................           (89,162)       (1,402)
   Income taxes .....................................................             5,963         3,439
                                                                             -----------   -----------
      Net loss ......................................................         $ (95,125)   $   (4,841)
                                                                             ===========   ===========

   Net loss per share - basic and diluted:
      Net loss per share ............................................         $   (0.83)   $    (0.05)
                                                                             ===========   ===========
      Shares used in computation ....................................           114,424        99,292
                                                                             ===========   ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   -----------------------------------
                                                                                        2000                1999
                                                                                   ----------------    ---------------
   Cash flow from operating activities:
   Net loss......................................................................  $        (95,125)   $       (4,841)
      Adjustments to reconcile net (loss) to net cash provided by (used in)
        operating activities:
        Depreciation and amortization ...........................................            31,364             8,473
        Acquired in-process research and development costs.......................            64,100             4,194
          Increase (decrease) in cash resulting from changes, net of business acquired, in:
             Accounts receivable.................................................           (27,175)           (4,143)
             Deferred tax asset .................................................            (1,746)
             Other current assets................................................            (6,735)           (2,230)
             Accounts payable....................................................            12,611               108
             Accrued expenses....................................................            13,054            (7,032)
             Deferred revenue ...................................................             4,487               680
             Other assets........................................................            (3,216)           (1,035)
                                                                                   ----------------    ---------------
               Net cash provided by (used in) operating activities ..............            (8,381)           (5,826)
                                                                                   ----------------    ---------------
   Cash flows from investing activities:
      Equity investments purchased ..............................................           (13,017)                -
      Maturities of short-term investments ......................................                 -             2,000
      Purchases of property and equipment........................................           (15,335)           (2,551)
      Other investing activities ................................................                 -              (451)
      Cash acquired in business combination .....................................            73,243                 -
                                                                                   ----------------    ---------------
               Net cash provided by (used in) investing activities...............            44,891            (1,002)
                                                                                   ----------------    ---------------
   Cash flows from financing activities:
      Repayments of long-term debt ..............................................            (1,331)              (43)
      Issuance of common stock...................................................             6,318             4,965
      Treasury stock purchased...................................................            (5,619)           (1,285)
                                                                                   ----------------    ---------------
               Net cash provided by (used in) financing activities ..............              (632)            3,637
                                                                                   ----------------    ---------------
   Effect of exchange rate changes on cash ......................................               104              (257)
                                                                                   ----------------    ---------------
   Net (decrease) increase in cash and cash equivalents..........................            35,982            (3,448)
   Cash and cash equivalents, beginning of period ...............................            33,511            21,545
                                                                                   ----------------    ---------------
   Cash and cash equivalents, end of period......................................  $         69,493    $       18,097
                                                                                   ================    ===============

   Cash paid during the period for:
      Interest...................................................................  $            134    $            7
      Income taxes...............................................................  $             11    $           84

   Supplemental Disclosure of Noncash Investing and Financial Activities:
      Stock issued and other noncash consideration for acquisitions .............  $      1,445,778    $       22,823



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF  PRESENTATION

         The accompanying condensed consolidated balance sheet as of June 30, 2000, condensed consolidated statements of operations for the three month periods ended June 30, 2000, and 1999, and condensed consolidated statements of cash flows for the three month periods ended June 30, 2000, and 1999, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) and have not been audited. These financial statements, in our opinion, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 2000, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

         Our net loss for the three month periods ended June 30, 2000 and 1999 approximates comprehensive loss, as defined by SFAS 130, for both periods.

NOTE 2.  EARNINGS PER SHARE

         Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities, if any, outstanding during the periods. Potentially dilutive securities consist of employee stock options using the treasury stock and dilutive if-converted methods. For the three month periods ended June 30, 2000 and 1999, the diluted loss per share calculation excludes the effect of outstanding stock options as inclusion would be anti-dilutive.

         The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                              -----------------------------
                                                                                  2000           1999
                                                                              -------------  --------------
  Numerator:
    Net loss...................................................               $    (95,125)  $      (4,841)
                                                                              =============  ==============
  Denominator:
    Denominator for basic net loss per share, weighted
       average shares..........................................                    114,424          99,292
    Dilutive effect of employee stock options..................                          -               -
                                                                              -------------  --------------

  Denominator for diluted net loss per share, dilutive
    potential common shares....................................                    114,424          99,292
                                                                              =============  ==============

    Net loss per share - basic.................................               $      (0.83)  $       (0.05)
                                                                              =============  ==============
    Net loss per share - diluted...............................               $      (0.83)  $       (0.05)
                                                                              =============  ==============


NOTE 3.  ACQUISITION

         On June 16, 2000 we completed the acquisition of Harbinger Corporation ("Harbinger"), a provider of electronic business connectivity software and services. We issued approximately 30,157,000 shares of our Common Stock (excluding approximately 6.0 million shares of Peregrine Common Stock issuable upon exercise of options and warrants assumed in connection with the acquisition) in exchange for all of the outstanding shares of Harbinger for a total purchase price, including merger related costs, of approximately $1.5 billion.

         In accordance with Interpretation No. 44 of APB 25, we have recorded deferred compensation of $31.9 million related to the unvested intrinsic value of Harbinger options exchanged for our options in the above transaction. This deferred compensation charge will be amortized to expense over the remaining vesting period of approximately three years.

         The Harbinger acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values, as determined by an independent appraisal, at the date of acquisition. The results of operations of Harbinger have been included in the financial statements for the period subsequent to acquisition.

         We allocated the $1,519.3 million purchase price of Harbinger between acquired in-process research and development of $64.1 million, the fair value of the net assets acquired of $82.8 million, and purchase price in excess of the acquired assets of $1,372.4 million.

         The value of the Harbinger acquisition's acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Harbinger prior to the close.

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

         We continue to work toward the completion of these projects. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for our products. The risks associated with these efforts are still considered high and no assurance can be made that any upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect our revenues and earnings in future quarters.

         With respect to acquisition related liabilities at June 30, 2000, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the year to integrate the operations of the associated acquisitions. The plans provide for the consolidation of duplicate facilities and infrastructure assets and the elimination of duplicative efforts and positions within the combined company. In connection with the integration plans we have accrued approximately $86.0 million in merger related costs comprised principally of the following components (in thousands):


                                                                                     ESTIMATED LIABILITY
                                                                                     -------------------
Estimated advisory fees.......................................................               $22,770
Employee severance and relocation.............................................                26,445
Duplicative facilities, equipment and efforts.................................                22,140
Other merger related costs....................................................                14,612
                                                                                             -------
                                                                                             $85,967
                                                                                             =======


         This accrual represents our best estimate, based on information available as of June 30, 2000, of the identifiable and quantifiable charges that we may incur as a result of the acquisition and integration plans, however these estimates may change. Any changes in the estimates during the next year will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within the next year.

         In addition to the costs included in the accrual for our acquisition and integration plans we will incur other incremental costs as a direct result of our integration efforts. These costs will be accounted for as incurred in future periods. To the extent these costs become significant they could have a material adverse effect on our future operating results.

         Acquisition costs for the first quarter of fiscal year 2001 and 2000, respectively, consist of the following (in thousands):


                                           Three Months Ended
                                                June 30,
                                      ---------------------------
                                         2000              1999
                                      ---------         ---------
     Amortization of intangibles
       and other acquisition
       related costs                  $  43,100         $  7,791

     Acquired in-process research
       and development                   64,100            4,194
                                      ---------         ---------
                                      $ 107,200         $ 11,985
                                      =========         ==========

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. We have not yet adopted SAB No. 101 but we do not anticipate that the adoption of this bulletin will result in a material effect on our financial statements.

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

         PLEASE NOTE THAT WE COMPLETED THE ACQUISITION OF HARBINGER CORPORATION IN JUNE 2000. REFERENCES TO OUR HISTORICAL RESULTS OF OPERATIONS REFER ONLY TO THE HISTORIC BUSINESS OF PEREGRINE. REFERENCES TO OUR RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 INCLUDE THE RESULTS OF OPERATIONS OF PEREGRINE AND HARBINGER AS A COMBINED COMPANY BEGINNING JUNE 16, 2000.

OVERVIEW

         Peregrine Systems, Inc. is a leading provider of infrastructure management and e-infrastructure software products and solutions. Our products help businesses to procure, deploy, maintain, and dispose of numerous aspects of their corporate infrastructure. Using common shared data, our products help to manage information technology assets as well as assets relating to corporate facilities and vehicle fleets. In addition, we have recently introduced products for rail management and Internet-based asset procurement.

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

     - In June 2000, we completed the acquisition of Harbinger Corporation. Harbinger's business focused historically on providing electronic commerce software that facilitates the exchange of electronic data between businesses. Although a significant portion of Harbinger's revenues derived from the license and support of these software products, Harbinger had more recently begun to focus on providing e-commerce enablement services, particularly e-commerce products and services intended to automate the cycle of transactions required in the electronic procurement of goods and services. The acquisition of Harbinger was our most substantial to date, and we have only recently begun the process of integrating Harbinger's business and operations with our own. Peregrine acquired Harbinger because it believes that Harbinger's electronic procurement products and services will complement Peregrine's infrastructure resource management products and services. Relative to its legacy electronic commerce software business, however, Harbinger's electronic procurement and other internet-based businesses represented a relatively small percentage of Harbinger's total revenues. In addition, revenue growth of Harbinger's legacy business had slowed in recent periods as Harbinger changed its strategic focus. In addition, Harbinger's overall growth rates have been substantially less than Peregrine's historic growth rates. While Peregrine believes that the acquisition offers the potential for many attractive product and business synergies, it is difficult to predict the effect of the acquisition on our business and results of operations, and we encourage you to review the discussions of acquisition-related risks under the caption "Factors That May Affect Future Results."

         Our software products are currently available on most major computer operating platforms; however, for the past several years, over 85% of Peregrine's license sales have been attributable to the UNIX and Windows NT platforms.

         Our revenues are derived principally from product licensing and services. Services are comprised of maintenance, professional services, network fees, and training. License fees are generally due upon the granting of the license and typically include a one-year warranty period as part of the license agreement. We also provide ongoing maintenance services, priced and sold separately from our other products, which include technical support and product enhancements, for an annual fee based upon the current price of the product. Network fees consist of monthly access charges and transaction based usage charges. We also derive revenues from transaction fees, subscription fees, and maintenance fees associated with electronic commerce portals that were part of the businesses accquired with Harbinger.

         Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the support period, generally one year. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed. Network fees are recognized monthly as services are provided.

         We currently derive a substantial portion of our license revenues from the sale of our infrastructure resource management applications, our e-infrastructure solutions and our e-connectivity solutions. We expect these products to account for a substantial portion of our revenues for the foreseeable future. In addition, we expect revenues from Harbinger's legacy electronic commerce software business to account for a significant portion of our revenues in future periods although we anticipate revenues from sales and maintenance of these products to decline gradually as a percentage of total revenues as we focus more on providing solutions for both acquiring and managing infrastructure assets. As a result, our future operating results are dependent upon continued market acceptance of our infrastructure resource management and e-connectivity strategies and applications, including future product enhancements, and on the development of a market for our asset procurement products. Substantially all of our license revenues are derived from granting a non-exclusive perpetual license to use our products. Factors adversely affecting the pricing of, demand for or market acceptance of the infrastructure procurement and resource management applications, such as competition or technological change, manner of distribution or licensing, and related method of revenue recognition could have a material adverse effect on our business, operating results, and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues:


                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                             ------------------------
                                                                                2000          1999
                                                                             ----------    ----------
 Statement of Operations Data:
    Revenues:
      Licenses................................................                    66.2%         62.2%
      Services................................................                    33.8          37.8
                                                                             ----------    ----------
       Total revenues.........................................                   100.0         100.0
                                                                             ----------    ----------
   Costs and Expenses:
     Cost of licenses.........................................                     0.5           0.9
     Cost of services.........................................                    17.9          23.7
     Sales and marketing......................................                    41.6          37.0
     Research and development.................................                    12.0          10.6
     General and administrative...............................                     9.0           7.5
     Acquisition costs........................................                   113.6          23.2
                                                                             ----------    ----------
       Total costs and expenses...............................                   194.6         102.9
                                                                             ----------    ----------
   Loss from operations.......................................                   (94.6)         (2.9)
   Interest income, net.......................................                     0.1           0.2
                                                                             ----------    ----------
   Loss from operations before income taxes...................                   (94.5)         (2.7)
   Income taxes...............................................                     6.3           6.7
                                                                             ----------    ----------
   Net loss...................................................                  (100.8)%        (9.4)%
                                                                             ==========    ==========


THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         REVENUES. Total revenues were $94.3 million and $51.6 million in the first quarter of fiscal 2001 and 2000, respectively, representing a period-to-period increase of 83%. The reasons for the revenue increases are more fully discussed below.

         LICENSES. License revenues were $62.4 million and $32.1 million in the first quarter of fiscal 2001 and 2000, respectively, representing 66% and 62% of total revenues in the respective periods. License revenues increased 95% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The increase in license revenues is attributable to increased demand for new and additional licenses of our Infrastructure Management applications from new and existing customers, larger transaction sizes, expansion of our domestic and international sales forces, and the revenue contribution from acquired companies and from Harbinger for the short post-acquisition period.

         SERVICES. Services revenues were $31.9 million and $19.5 million in the first quarter of fiscal 2001 and 2000, respectively, representing 34% and 38% of total revenues in the respective periods. Services revenues increased 63% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The dollar increase is attributable to maintenance agreements from our expanded installed base of customers, an increase in consulting revenue related to the implementation of our software from initial license agreements, and the revenue contribution from acquired companies and from Harbinger for the short post-acquisition period. Services revenues may prospectively account for a larger percentage of total revenues for the combined company as Harbinger's services revenues have historically accounted for a majority of Harbinger's total revenues.

COSTS AND EXPENSES

         COST OF LICENSES. Cost of licenses were $478,000 and $443,000 in the first quarter of fiscal 2001 and 2000, respectively, each representing less than 1% of total revenues in the respective periods.

         COST OF SERVICES. Cost of services were $16.9 million and $12.2 million in the first quarter of fiscal 2001 and 2000, respectively, representing 18% and 24% of total revenues in the respective periods. The dollar increases in the first quarter of fiscal 2001 over 2000 is attributable to an increase in professional services personnel. Cost of services increased as a percentage of related revenues due largely to a greater percentage growth in lower margin consulting revenue compared to support revenue.

         SALES AND MARKETING. Sales and marketing expenses were $39.2 million and $19.1 million in the first quarter of fiscal 2001 and 2000, respectively, representing 42% and 37% of total revenues in the respective periods. The dollar increases in sales and marketing expenses are attributable to the significant expansion of both the North American and international sales forces, an increase in general and product specific marketing expenses, the effect of combining the sales and marketing operations of the acquisitions made during fiscal 2001 and 2000, and the effect of moderate operating expense increases. If we experience a decrease in sales force productivity or for any other reason a decline in revenues it is likely that operating margins will decline as well.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $11.3 million and $5.5 million in the first quarter of fiscal 2001 and 2000, respectively, representing 12% and 11% of total revenues in the respective periods. The dollar increase in research and development in fiscal 2001 from fiscal 2000 is due primarily to an increase in the number of personnel conducting research and development and quality assurance efforts.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.4 million and $3.9 million in the first quarter of fiscal 2001 and 2000, respectively, representing 9% and 8% of total revenues in the respective periods. The dollar increase in fiscal 2001 from fiscal 2000 is attributable to costs associated with administrative personnel additions and infrastructure expansion to support our growth.

         ACQUISITION COSTS. Acquisitions costs were $107.2 million and $12.0 million in the first quarter of fiscal 2001 and 2000, respectively, representing 114% and 23% of total revenues in the respective periods. Acquisition costs consist of the amortization of intangibles, acquired in-process research and development costs and other acquisition related items. The dollar and percentage increases are attributable to additional acquisitions made during fiscal 2001.

PROVISION FOR INCOME TAXES

              Income tax expense for the first quarter of fiscal 2001 amounted to $6.0 million compared with $3.4 million in the comparable quarter of fiscal 2000. This increase results from the $7.5 million dollar increase in operating profits, before taxes and acquisition costs in the respective periods. Excluding the effect of acquisition costs on net income, the effective tax rate for the first quarter of fiscal 2001 and 2000 was 33.1% and 32.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and marketable equity securities increased to $69.5 million as of June 30, 2000 from $33.5 million as of March 31, 2000. This increase is primarily attributable to the cash, cash equivalents and marketable equity securities obtained as a result of the Harbinger acquisition. Our quarterly days sales outstanding in accounts receivable, net of allowances, was 123 as of June 30, 2000 as compared with 84 as of March 31, 2000. The increase is quarterly days sales outstanding is attributable to the effects of the acquisition method of purchase accounting by which all balance sheet items of Harbinger were consolidated as of June 30, 2000 while consolidating only the short post-acquisition period's Harbinger derived revenue. Since March 31, 2000, we have expended significant funds to strengthen our operating infrastructure, including payments related to our lease commitments for our recently signed campus leases. Also since the announcement of the Harbinger acquisition in early April 2000, we have expended significant funds associated with this acquisition.

         In particular, in addition to printing and other costs associated with separate proxy solicitations, both Peregrine and Harbinger incurred costs resulting from the financial advisory fees of each of their investment banking advisors and the legal and accounting fees of their separate legal and accounting advisors. These third party expenses were significant although comparable to the fees and costs of transactions of similar valuation, magnitude, and complexity. Because the transaction closed immediately prior to the end of our quarter, most of these third party expenses will become payable during our quarter ending September 30, 2000. In addition, we have incurred substantial one-time cash expenditures associated with integration related activities since June 30, 2000. These third party expense payments and integration expenditures will effect a reduction in our available cash and cash equivalents as of September 30, 2000. We do not expect these payments and expenditures to have a material adverse effect on our financial condition. See Note 3 to Condensed Consolidated Financial Statements.

         During July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. We believe that our current cash, short-term investments, cash flow from operations, and amounts available under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive. As of June 30, 2000, there were no amounts outstanding with respect to our $20 million senior credit facility.

         In connection with the acquisition of Harbinger, we have assumed the defense of an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. Although Harbinger is defending this lawsuit vigorously, we cannot predict its outcome. Defense and settlement of the lawsuit, however, could require substantial cash expenditures. If not settled, Harbinger could be subject to a substantial judgement. Harbinger did not maintain directors' and officers' liability insurance to cover any liability resulting from this lawsuit, and Peregrine's insurance will not cover any liability of Harbinger or its former officers or directors resulting from the lawsuit. Please refer to "Factors That May Effect Future Results" for a more detailed description of the risks associated with this lawsuit.

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

         WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE OUR FUTURE PROFITABILITY. IN ADDITION, OUR MANAGEMENT DOES NOT BELIEVE OUR HISTORIC REVENUE GROWTH RATES ARE NECESSARILY SUSTAINABLE.

         Prediction of our future operating results is difficult, if not impossible, and we have incurred substantial losses in recent years. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and our stock price may fall. Through June 30, 2000, we had recorded cumulative net losses of approximately $160.0 million, including approximately $220.6 million related to the write-off of acquired in-process research and development and the amortization of goodwill and other intangible assets in connection with several acquisitions completed since late 1997. We have also incurred, and expect to continue to incur, substantial expenses associated with the amortization of intangible assets. In addition, our management does not believe our recent growth rates are necessarily sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

         OUR RECENT ACQUISITION OF HARBINGER CORPORATION COULD RESULT IN SLOWER REVENUE GROWTH RATES FOR THE COMBINED COMPANY THAN THOSE APPLICABLE TO US PRIOR TO THE MERGER, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Because Harbinger's revenue growth rates were substantially less than our growth rates, we may not be able to maintain our recent revenue growth rates, which could have an adverse effect on our operating results and could lead to a decline in our stock price. Our revenues grew from $62 million in fiscal 1998 to $138 million in fiscal 1999 to $253 million in fiscal 2000. Harbinger experienced substantially slower growth rates than we did in recent periods, with revenues growing from $118 million in fiscal 1997 to $135 million in fiscal 1998 to $156 million in fiscal 1999. If the acquisition does not create product or financial synergies, our revenue growth rates could be substantially lower than our recent growth rates.

         THE ACQUISITION MAY MAKE PREDICTION OF FUTURE REVENUES AND OPERATING RESULTS MORE DIFFICULT IN FUTURE PERIODS AS WE INTEGRATE HARBINGER'S BUSINESS AND OPERATIONS AND ATTEMPT TO FOCUS THE BUSINESS AND STRATEGIC MODEL OF THE COMBINED COMPANY.

         The acquisition of Harbinger could make predicting our future revenues and operating results more difficult in future periods, particularly near-term periods. Our business model has focused historically on the license and sale of our infrastructure resource management products and related services. By acquiring Harbinger, we are attempting to extend our product line to offer customers products and services to manage the complete cycle of asset procurement, maintenance, management, and disposition. As we integrate the business of Harbinger, we expect to refine, change, and focus both our historical business and revenue models and strategies as well as those of Harbinger. This process could have an adverse effect on our revenues or operating results in a particular quarter or over a series of quarters. In addition, we could experience integration costs and expenditures that we have not currently anticipated, and these costs could be substantial. As a result, our results of operations in future periods could reflect a substantially different business than the historical businesses of Peregrine and Harbinger, and we may not be able to accurately predict how that business will evolve. If we are unsuccessful in integrating these businesses and developing a successful integrated strategy, or if we experience substantial unanticipated integration costs, our revenues or operating earnings could decline, we could experience substantial losses, and our stock price could decline.

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

         Our revenues or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in substantial declines in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in stock price declines. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. Reasons for variability of our revenues and operating results include the following:

         - SIZE, TIMING, AND CONTRACTUAL TERMS OF ORDERS. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms prevent us from recognizing revenue during that quarter. In addition, when negotiating large software licenses, many customers tend to time their negotiations until quarter-end in an effort to improve their ability to negotiate more favorable pricing terms. As a result, we tend to recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter will substantially depend on orders booked during the last month or weeks of a quarter. Our revenue growth in recent periods has been attributable in part to an increase in the number of large license transactions we completed in a given period. We expect our reliance on these large transactions to continue for the foreseeable future. If we are unable to complete a large license transaction in a particular quarter, our revenues and operating results could be materially below the expectations of market analysts, and our stock price could fall.

         - CHANGES IN METHOD OF SALE. Our profit margins will tend to vary based on whether a sale was made through our direct sales force or through a reseller or other strategic partner. Sales through indirect channels tend to be less profitable, and if sales through indirect channels increased relative to direct sales, our operating results could be harmed. Sales through indirect channels, including distributors, third party resellers, and system integrators, represent a substantial percentage of our total sales. We expect this trend to continue in the future. As a result, we could experience a shortfall in our revenues, or a substantial decline in our rate of revenue growth, if sales through our indirect channels were to decrease or were to increase at a slower rate. We have less ability to manage our sales through indirect channels and less visibility about our channel partners' success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following: inability of our channel partners to sell our products; a decision by our channel partners to favor products that compete with Peregrine's;
                  or our inability to increase the number of channel partners that sell our products and to maintain relationships with existing channel partners.

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

         SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY RESULT IN A PERIODIC REDUCTION IN OUR REVENUES AND IMPAIRMENT OF OUR OPERATING RESULTS.

         Seasonality in our business could result in our revenues in a given period being less than market estimates. Seasonality could also result in quarter-to-quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our December quarter have tended to benefit, relative to our June and September quarters, from purchase decisions made by the large concentration of customers with calendar year-end budgeting requirements. Our June and September quarters tend to be our weakest. Revenues and operating results in our March quarter have tended to benefit from the efforts of our sales force to meet fiscal year-end sales quotas. These historical patterns may change over time, however, particularly as our operations become larger and the sources of our revenue change or become more diverse. For example, our international operations have expanded significantly in recent years, particularly in Europe. We also have an international presence in the Pacific Rim and Latin America. We may experience variability in demand associated with seasonal buying patterns in these foreign markets. As an example, the September quarter is typically weaker in Europe for many technology companies, including Peregrine, due to the European summer holiday season.

         IF OUR CUSTOMER MARKETS DO NOT PERCEIVE BENEFITS FROM INTEGRATING PEREGRINE'S INFRASTRUCTURE MANAGEMENT PRODUCTS WITH HARBINGER'S E-BUSINESS AND INTERNET PROCUREMENT SOLUTIONS, OUR FUTURE REVENUES MAY NOT GROW, OUR BUSINESS WOULD BE ADVERSELY AFFECTED, AND OUR STOCK PRICE COULD DECLINE.

         The success of our recent acquisition of Harbinger depends on market acceptance of our strategic initiative to integrate Peregrine's infrastructure management software products with Harbinger's e-business and Internet procurement offerings. If customers do not perceive benefits from combining our product lines, we will not realize the principal strategic benefit that Peregrine's management anticipated from the acquisition. As a result, we would not experience increased incremental revenues as a result of the acquisition and could experience declining revenues or substantially slower revenue growth than either company experienced prior to our acquisition of Harbinger. Any of these events would have an adverse effect on our combined operating results and could lead to a decline in Peregrine's stock price.

         BOTH PEREGRINE'S AND HARBINGER'S EXISTING BUSINESSES ARE RELATIVELY NEW, AND A MARKET FOR THE INTEGRATED ASSET PROCUREMENT AND MANAGEMENT PRODUCT LINE WE HOPE TO DEVELOP IS STILL DEVELOPING.

         Because each of the independent businesses of Peregrine and Harbinger was still developing at the time of the acquisition, it is hard to predict how the business of Peregrine and Harbinger as a combined company will evolve or whether it will achieve market acceptance. In particular, if a market for products and services that address the acquisition, management, maintenance, and disposition of infrastructure assets does not develop and grow, our business and operating results would be adversely affected, and our financial condition could deteriorate.

          In addition, without reference to the development of an integrated product line and business strategy, Peregrine's and Harbinger's independent markets prior to the acquisition are each new, developing, and relatively unproven. Until recently, Peregrine's product strategy focused on providing software products that help to manage business computer networks and other information technology assets. Beginning in late 1997, through acquisitions and internal product development, Peregrine expanded its product line in an effort to develop a market for infrastructure resource management software solutions that help companies manage the various assets in their corporate infrastructures, including their computer networks and other information technology assets. More recently, Peregrine further expanded its product line to offer products that help manage assets that are not purely technology assets. These additional products help manage diverse corporate assets such as corporate car and truck fleets, rail fleets, and physical plant and facilities. In addition, in the second half of fiscal 2000, Peregrine introduced GET.IT!, a line of employee self-service products that facilitate the acquisition and use of infrastructure assets, services, and information. Harbinger historically focused on providing electronic commerce software products and network servers and has recently shifted its strategy toward creating and supporting Internet-based trading solutions. In connection with this strategic shift, Peregrine now offers Harbinger's products on a subscription basis over the internet for a recurring fee in lieu of a one-time license payment. As a result, a market for the integrated product line Peregrine intends to develop as a result of the acquisition does not currently exist, and the markets for the independent products of Peregrine and Harbinger are still relatively new and unproven. If a market for our software solutions and services fails to develop, or develops in ways we do not anticipate, our business would be seriously impaired. In particular, our revenues and operating results would decrease, we could experience substantial losses, and our stock price could decline.

         HARBINGER AND SOME OF ITS FORMER OFFICERS AND DIRECTORS ARE DEFENDANTS IN SHAREHOLDER LITIGATION FOR WHICH HARBINGER IS NOT INSURED. THE OUTCOME OF THIS LITIGATION, IF DETERMINED ADVERSELY TO HARBINGER, COULD HAVE A MATERIAL ADVERSE EFFECT ON PEREGRINE'S FINANCIAL CONDITION.

         If outstanding shareholder litigation against Harbinger were decided adversely to Harbinger, or we were required to settle this litigation for a substantial sum, our financial condition could be materially and adversely affected. In September 1999, a complaint was filed against Harbinger and some of its current and former officers and directors in the United States District Court for the Northern District of Georgia. The complaint alleges causes of action for misrepresentation and violations of federal securities laws. An amended complaint was filed in March 2000, alleging additional causes of action, including allegations relating to accounting improprieties. The complaints relate to alleged actions by Harbinger during the period from February 1998 to October 1998. Harbinger did not maintain directors' and officers' liability insurance during this period. As a result, Peregrine is not insured with respect to any potential liability of Harbinger or any officer or director of Harbinger. Harbinger was, however, obligated under agreements with each of its officers and directors to indemnify them for the costs incurred in connection with defending themselves against this litigation and is obligated to indemnify them to the maximum extent permitted under applicable law if they are held liable. In connection with the acquisition, Peregrine agreed to honor these contractual arrangements. The pending litigation is still in the early stages. As a result, we are unable to estimate the damages, or range of damages, that Peregrine might incur in connection with this litigation. In addition, defending the litigation will involve substantial direct expenses and will likely result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our results of operations.

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

         - In the markets for our infrastructure resource management solutions, we face competition from providers of internal help desk software applications for managing information technology service desks, such as Remedy Corporation and Tivoli Systems, that compete with our enterprise service desk software; providers of asset management software, including Remedy, MainControl, and Janus Technologies; providers of facilities management software, including Archibus, Facilities Information Systems, and Assetworks (a division of CSI-Maximus); providers of transportation management software that competes with our fleet management and rail management software, including Control Software (a division of CSI-Maximus) and Project Software and Development Inc.; information technology and systems management companies such as IBM, Computer Associates, Network Associates, Hewlett-Packard, and Microsoft; numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our infrastructure management products; and the internal information technology departments of those companies with infrastructure management needs.

         - In the markets for procurement and e-procurement solutions, we have experienced competition from established competitors in the business-to-business internet commerce solution market, such as Ariba and CommerceOne and established providers of enterprise resource planning software that are entering the market for procurement and e-procurement solutions, including Oracle and SAP.

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

         We have made substantial capital commitments as a result of recent growth in our business that could seriously harm our financial condition if our business does not grow and we do not have adequate resources to satisfy our obligations. In June 1999, we entered into a series of leases providing us with approximately 540,000 square feet of office space and an option to lease 118,000 square feet. Even excluding the exercise of the option, the leases require a minimum aggregate lease payment of approximately $124.0 million over the twelve year term of the leases. The office space (including the option) is intended for a five building campus in San Diego, California. We have relocated our San Diego operations to three of these buildings and intend for the present time to sublease the remaining two buildings. The capital commitments, construction oversight, and movement of personnel and facilities involved in a transaction of this type and magnitude present numerous risks, including: o failure to properly estimate the future growth of our business; o inability to sublease excess office space if we underestimate future growth; o disruption of operations; and
o inability to match fixed lease payments with fluctuating revenues, which could impair our earnings or result in losses.

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

         Despite precautions that we take, it may be possible for unauthorised third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorised use of software is difficult, and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of other. If we are required to pursue litigation to enforce our proprietary rights, we could incur substantial costs, and management attention could be diverted, either of which could adversely affect our revenues and operating results.

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

         The concentration of ownership of our common stock by our officers and directors could delay or prevent a change in control or discourage a potential acquirer from attempting to obtain control of us. This could cause the market price of our common stock to fall or prevent the stockholders from realizing a premium in the market price of our common stock in the event of an acquisition. As of June 30, 2000, our officers and directors owned approximately 15,881,480 shares of our common stock (including shares issuable upon exercise of options exercisable within 60 days of June 30, 2000), representing approximately 11.1% of our total shares outstanding.

         PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR US AND MAY PREVENT CHANGES IN OUR MANAGEMENT THAT OUR STOCKHOLDERS OTHERWISE WOULD APPROVE.

         Some provisions of our charter documents eliminate the right of stockholders to act by written consent without a meeting and impose specific procedures for nominating directors and submitting proposals for consideration at a stockholder meeting. These provisions are intended to increase the likelihood of continuity and stability in the composition of our board of directors and the policies established by the board of directors. These provisions also discourage some types of transactions, which may involve an actual or threatened change of control. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. These provisions are also intended to discourage common tactics that may be used in proxy fights. As a result, they could have the effect of discouraging third parties from making tender offers for our shares. These provisions may prevent the market price of our common stock from reflecting the effects of actual or rumoured take-over attempts. These provisions may also prevent changes in our management.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We completed the acquisition of Harbinger Corporation, a Georgia corporation, in June 2000. In September 1999, a complaint was filed against Harbinger and some of its then-current and former officers and directors in the United States District Court for the Northern District of Georgia. The complaint alleges causes of action for misrepresentation and violations of federal securities laws. An amended complaint was filed in March 2000, alleging additional causes of action, including allegations relating to accounting improprieties. This matter is still pending. Please refer to "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the risks associated with this lawsuit.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 16, 2000, we held a special meeting of our stockholders for purposes of approving the issuance of shares of Peregrine Common Stock in connection with the acquisition of Harbinger. Stockholder approval was required by the rules of the Nasdaq Stock Market. The results of voting at the special meeting were as follows:

                                                                             Broker
                                                For           Against      Abstentions
                                                ---           -------      -----------
        Proposal to approve issuance of         70,354,732    6,170,225    61,968
          Peregrine Common Stock


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

             Exhibits      Exhibit Title
             --------      ------------------------

               27.1        Financial Data Schedule.

b) Reports on Form 8-K:

        On June 29, 2000, we filed a current report on Form 8-K relating to the acquisition of Harbinger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 14th day of August, 2000.

                                        PEREGRINE SYSTEMS, INC.



                       By                /s/ David A. Farley
                          -----------------------------------------------------
                                          David A. Farley
                                      Senior Vice President, Finance and
                            Administration and Chief Financial Officer
                                     (Principal Financial Officer)







                       By                /s/ Matthew C. Gless
                          -----------------------------------------------------
                                          Matthew C. Gless
                                  Vice President, Finance and Chief
                                          Accounting Officer