Form 10-Q
period 2000-09-30
PEREGRINE SYSTEMS INC
filed 2000-11-14
CIK 1031107

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 0-2222209

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2000, was 144,982,452.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PEREGRINE SYSTEMS, INC.

                               TABLE OF CONTENTS

PART I.                                    FINANCIAL INFORMATION                      PAGE NO.
-------                                    ---------------------                      --------
Item 1.                 Condensed Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets as of September 30,
                        2000 (unaudited) and March 31, 2000 (audited)...............      3

                        Condensed Consolidated Statements of Operations for the
                        Three Months Ended September 30, 2000 and 1999
                        (unaudited).................................................      4

                        Condensed Consolidated Statements of Operations for the Six
                        Months Ended September 30, 2000 and 1999 (unaudited)........      4

                        Condensed Consolidated Statements of Cash Flows for the Six
                        Months Ended September 30, 2000 and 1999 (unaudited)........      5

                        Notes to Condensed Consolidated Financial Statements
                        (unaudited).................................................      6

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     11

Item 3.                 Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     29

PART II.                                     OTHER INFORMATION
---------------------   ------------------------------------------------------------

Item 1.                 Legal Proceedings...........................................     30

Item 2.                 Changes in Securities.......................................     30

Item 4.                 Submission of Matters to a Vote of Security Holders.........     30

Item 6.                 Exhibits and Reports on Form 8-K............................     31

Signatures..........................................................................     32

                                     PART I

              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PEREGRINE SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2000          2000
                                                              -------------   ---------
                                                               (UNAUDITED)    (AUDITED)
                           ASSETS
Current Assets:
Cash, cash equivalents, and short-term investments..........   $   35,234     $ 33,511
Accounts receivable, net of allowance for doubtful accounts
  of $10,909 and $2,179, respectively.......................      164,800       69,940
Other current assets........................................       42,256       22,826
                                                               ----------     --------
    Total current assets....................................      242,290      126,277
Property and equipment, net.................................       70,116       29,537
Intangible assets, investments and other, net...............    1,771,696      367,616
                                                               ----------     --------
                                                               $2,084,102     $523,430
                                                               ==========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $   53,015     $ 19,850
  Accrued expenses..........................................      173,105       49,064
  Deferred revenue..........................................       62,498       36,779
  Current portion of long-term debt.........................           --           74
                                                               ----------     --------
    Total current liabilities...............................      288,618      105,767
Long-term debt, net of current portion                                 --        1,257
Deferred revenue, net of current portion....................        5,501        4,556
                                                               ----------     --------
    Total liabilities.......................................      294,119      111,580
                                                               ----------     --------
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized,
  no shares issued or outstanding...........................           --           --
Common stock, $0.001 par value, 500,000 and 200,000 shares
  authorized, respectively; 144,982 and 109,501 shares
  issued and outstanding, respectively......................          145          110
Additional paid-in capital..................................    2,076,941      480,957
Accumulated deficit.........................................     (242,818)     (64,863)
Unearned portion of deferred compensation...................      (34,933)        (678)
Cumulative translation adjustment...........................         (723)        (666)
Treasury stock, at cost.....................................       (8,629)      (3,010)
                                                               ----------     --------
    Total stockholders' equity..............................    1,789,983      411,850
                                                               ----------     --------
                                                               $2,084,102     $523,430
                                                               ==========     ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   --------------------
                                                          2000       1999       2000        1999
                                                        --------   --------   ---------   --------
Revenues:
  Licenses............................................  $ 87,395   $37,102    $ 149,837   $69,194
  Services............................................    55,320    20,705       87,202    40,218
                                                        --------   -------    ---------   -------
    Total Revenues....................................   142,715    57,807      237,039   109,412
                                                        --------   -------    ---------   -------
Costs and Expenses:
  Cost of licenses....................................       532       215        1,010       658
  Cost of services....................................    30,670    12,400       47,568    24,636
  Sales and marketing.................................    54,249    20,649       93,489    39,750
  Research and development............................    16,487     7,441       27,787    12,891
  General and administrative..........................    13,477     4,671       21,922     8,549
  Acquisition costs...................................   101,137    10,630      208,337    22,615
                                                        --------   -------    ---------   -------
    Total costs and expenses..........................   216,552    56,006      400,113   109,099
                                                        --------   -------    ---------   -------
Income (loss) from operations.........................   (73,837)    1,801     (163,074)      313
  Interest income, net................................         8         7           83        93
                                                        --------   -------    ---------   -------
Income (loss) from operations before income taxes.....   (73,829)    1,808     (162,991)      406
Income taxes..........................................     9,001     4,042       14,964     7,481
                                                        --------   -------    ---------   -------
  Net loss............................................  $(82,830)  $(2,234)   $(177,955)  $(7,075)
                                                        ========   =======    =========   =======
Net loss per share--basic and diluted:
  Net loss per share..................................  $  (0.58)  $ (0.02)   $   (1.39)  $ (0.07)
                                                        ========   =======    =========   =======
  Shares used in computation..........................   142,105    99,974      128,340    99,434
                                                        ========   =======    =========   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
Cash flow from operating activities:
  Net loss..................................................  $ (177,955)  $    (7,075)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     131,646        18,138
  Acquired in-process research and development costs              70,100         7,046
    Increase (decrease) in cash resulting from changes, net
      of business acquired, in:
      Accounts receivable...................................     (63,269)      (11,281)
      Deferred tax asset....................................      (2,699)        1,340
      Other current assets..................................     (12,013)       (2,502)
      Accounts payable......................................       9,914         1,710
      Accrued expenses......................................      12,668        (7,946)
      Deferred revenue......................................       7,173         1,948
      Other assets..........................................      (3,150)       (5,116)
                                                              ----------   -----------
          Net cash used in operating activities.............     (27,585)       (3,738)
                                                              ----------   -----------
Cash flows from investing activities:
  Equity investments purchased..............................     (17,517)           --
  Maturities of short-term investments......................          --         2,000
  Purchases of property and equipment.......................     (27,369)       (7,003)
  Cash acquired in acquisition..............................      73,457            --
  Other investing activities................................          --           145
                                                              ----------   -----------
      Net cash provided by (used in) investing activities...      28,571        (4,858)
                                                              ----------   -----------
Cash flows from financing activities:
  Repayments of long-term debt..............................      (1,331)          (43)
  Issuance of common stock..................................       7,744        13,226
Treasury stock purchased....................................      (5,619)       (1,285)
                                                              ----------   -----------
  Net cash provided by financing activities.................         794        11,898
                                                              ----------   -----------
Effect of exchange rate changes on cash.....................         (57)           11
                                                              ----------   -----------
Net increase (decrease) in cash and cash equivalents........       1,723         3,313
Cash and cash equivalents, beginning of period..............      33,511        21,545
                                                              ----------   -----------
Cash and cash equivalents, end of period....................  $   35,234   $    24,858
                                                              ==========   ===========
  Cash paid during the period for:
      Interest..............................................  $      173   $        13
      Income taxes..........................................  $      263   $        11
Supplemental Disclosure of Non-Cash Investing and Financial
  Activities:
  Stock issued and other non-cash consideration for
    acquisition.............................................  $1,538,318   $    17,825

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            PEREGRINE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying condensed consolidated balance sheet as of September 30, 2000, condensed consolidated statements of operations for the three and six month periods ended September 30, 2000 and 1999, and condensed consolidated statements of cash flows for the six month periods ended September 30, 2000 and 1999, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine
Systems, Inc.) and have not been audited. These financial statements, in our opinion, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 2000, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The condensed consolidated financial statements include the accounts of Peregrine Systems and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

    Our net loss for the six month periods ended September 30, 2000 and 1999 approximates comprehensive loss, as defined by Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" for both periods.

NOTE 2. EARNINGS PER SHARE

    Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities, if any, outstanding during the periods. Potentially dilutive securities consist of employee stock options using the treasury stock and dilutive if-converted methods. For the three month periods ended September 30, 2000 and 1999, and the six month periods ended September 30, 2000 and 1999, the diluted loss per share calculation excludes the effect of outstanding stock options as inclusion would be anti-dilutive.

                            PEREGRINE SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2. EARNINGS PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   --------------------
                                                         2000       1999       2000        1999
                                                       --------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net loss...........................................  $(82,830)  $ (2,234)  $(177,955)  $(7,075)
                                                       ========   ========   =========   =======
Denominator:
  Denominator for basic net loss per share, weighted
    average shares...................................   142,105     99,974     128,340    99,434
  Dilutive effect of employee stock options..........        --         --          --        --
                                                       --------   --------   ---------   -------
Denominator for diluted net loss per share, dilutive
  potential common shares............................   142,105     99,974     128,340    99,434
                                                       ========   ========   =========   =======
Net loss per share--basic............................  $  (0.58)  $  (0.02)  $   (1.39)  $ (0.07)
                                                       ========   ========   =========   =======
Net loss per share--diluted..........................  $  (0.58)  $  (0.02)  $   (1.39)  $ (0.07)
                                                       ========   ========   =========   =======

NOTE 3. ACQUISITIONS

    On September 1, 2000, we completed the acquisition of Loran Network Holding Corporation Inc. ("Loran"), a provider of network discovery and management solutions. We issued approximately 2,861,000 shares of our Common Stock (excluding approximately 600,000 shares of Peregrine Common Stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all the outstanding shares of Loran for a total purchase price, including merger related costs, of approximately $103 million.

    In accordance with Interpretation No. 44 of APB 25, we have recorded deferred compensation of $1.2 million related to the unvested intrinsic value of Loran options exchanged for our options in the above transaction. This deferred compensation charge will be amortized to expense over the remaining vesting period of approximately five years.

    The Loran acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values, as determined by an independent appraisal, at the date of acquisition. The results of operations of Loran have been included in the financial statements for the period subsequent to acquisition.

    We allocated the $103.1 million purchase price of Loran as follows: acquired in-process research and development of $6.0 million, the fair value of the net assets acquired of $0.3 million, and purchase price in excess of the acquired assets of $96.8 million.

    On June 16, 2000, we completed the acquisition of Harbinger Corporation ("Harbinger"), a provider of electronic business connectivity software and services. We issued approximately 30,157,000

                            PEREGRINE SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 3. ACQUISITIONS (CONTINUED)
shares of our Common Stock (excluding approximately 6.0 million shares of Peregrine Common Stock issuable upon exercise of options and warrants assumed in connection with the acquisition) in exchange for all of the outstanding shares of Harbinger for a total purchase price, including merger related costs, of approximately $1.5 billion.

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

    We allocated the $1,519.3 million purchase price of Harbinger as follows: acquired in-process research and development of $64.1 million, the fair value of the net assets acquired of $82.8 million, and purchase price in excess of the acquired assets of $1,372.4 million.

    The value of both the Loran and the Harbinger acquisition's acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Harbinger and Loran prior to the close.

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

                            PEREGRINE SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 3. ACQUISITIONS (CONTINUED)
    With respect to acquisition related liabilities at September 30, 2000, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the year to integrate the operations of the associated acquisitions. The plans provide for the consolidation of duplicate facilities and infrastructure assets and the elimination of duplicative efforts and positions within the combined company. In connection with the integration plans we have accrued approximately $86 million in merger related costs comprised principally of the following components (in thousands):

                                                              ESTIMATED LIABILITY
                                                              -------------------
Estimated advisory fees.....................................        $21,370
Employee severance and relocation...........................         25,595
Duplicative facilities, equipment, and efforts..............         23,563
Other merger related costs..................................         15,189
                                                                    -------
                                                                    $85,717
                                                                    =======

    This accrual represents our best estimate, based on information available as of September 30, 2000, of the identifiable and quantifiable charges that we may incur as a result of the acquisition and integration plans; however, these estimates may change. Any changes in the estimates during the twelve month period following the acquisition will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within the next twelve months.

    In addition to the costs included in the accrual for our acquisition and integration plans we will incur other incremental costs as a direct result of our integration efforts. These costs will be accounted for as incurred in future periods. To the extent these costs become significant they could have a material adverse effect on our future operating results.

    Acquisition costs for the three and six months period ending September 30, 2001 and 2000, respectively, consist of the following (in thousands):

                                                               THREE MONTHS           SIX MONTHS
                                                                   ENDED                 ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Amortization of intangibles and other acquisition related
  costs...................................................   95,137      7,778    138,237     15,569
Acquired in-process research and development..............    6,000      2,852     70,100      7,046
                                                            -------     ------    -------     ------
                                                            101,137     10,630    208,337     22,615
                                                            =======     ======    =======     ======

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue

                            PEREGRINE SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. We have not yet adopted SAB No. 101 but we do not anticipate that the adoption of this bulletin will result in a material effect on our financial statements.

    In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of FASB Opinion No. 25." FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

NOTE 5. SUBSEQUENT EVENTS

    In October 2000, we entered into an agreement in principle to settle an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. If settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, the final settlement is subject to further documentation, various contingencies, and approval by the court. It is also possible that if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court.

    On November 14, 2000, we issued our 5 1/2% Convertible Subordinated Notes due 2007 in the aggregate principal amount of $250 million. These notes were issued in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. We have also granted the placement agents for this transaction an option to purchase up to an additional $37.5 million of the notes. We intend to use the proceeds of these notes for general corporate purposes, including capital expenditures, research and development, and acquisitions.

    The notes will pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on May 15, 2001. The notes are convertible by the holders at any time after initial issuance beginning 90 days after original issuance. The initial conversion price is $25 per share, equivalent to a conversion rate of 40 shares per $1,000 principal amount of notes. We may redeem the notes at any time on or after November 18, 2003 at specified prices if the trading price of our common stock exceeds $35 during a specified trading period. The notes will be unsecured and will rank junior to our existing and future senior indebtedness. The notes will become due and payable, if not previously redeemed, on November 15, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

    WE COMPLETED THE ACQUISITION OF HARBINGER IN JUNE 2000. REFERENCES TO OUR HISTORICAL RESULTS OF OPERATIONS REFER ONLY TO THE HISTORIC BUSINESS OF PEREGRINE. REFERENCES TO OUR RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 INCLUDE THE RESULTS OF OPERATIONS OF PEREGRINE AND HARBINGER AS A COMBINED COMPANY BEGINNING JUNE 16, 2000. WE COMPLETED THE ACQUISITION OF LORAN ON SEPTEMBER 1, 2000 AND HAVE INCLUDED ITS RESULTS OF OPERATIONS WITH THOSE OF PEREGRINE BEGINNING SEPTEMBER 1, 2000.

OVERVIEW

    We are a leading global provider of infrastructure resource management applications, employee self-service solutions and e-commerce technologies and services.

    Our infrastructure management group provides software technologies and services that permit large and medium-sized businesses to manage the acquisition, use, maintenance and disposition of the various infrastructure assets used by businesses and their employees. In addition, it offers employee self-service products designed to improve employee productivity and lower costs by providing employees direct access to corporate resources and infrastructure. Our e-markets group provides products and services associated with the procurement of manufacturing supplies and materials as well as commodity assets. The objective of our e-markets group is to leverage the availability of the Internet and our business-to-business software products and solutions to facilitate the processes of selling and purchasing direct goods used in the manufacture of finished products.

    Until recently, our products focused principally on problem management for an organization's information technology infrastructure. Historically, our principal product suite has been SERVICECENTER, an integrated, enterprise service desk software solution that assists information technology departments in managing and maintaining their internal computer networks and related assets. During fiscal 1998, we determined that our customers required a more comprehensive solution to manage their infrastructure assets, including information technology assets but also the numerous other assets that make up business infrastructures. Through acquisitions, we have expanded the breadth and functionality of our products for managing information technology assets. In addition, we have made a number of acquisitions intended to broaden our infrastructure management product suite beyond management of network help desks. The largest and most significant of these acquisitions are the following:

    - In September 1997, we acquired ASSETCENTER, our asset management solution, through the acquisition of Apsylog, S.A., a French corporation.

    - In July 1998, we acquired Innovative Tech Systems, a leading provider of facilities management software. Innovative's SPAN-FM product line became our FACILITYCENTER product line.

    - In March 1999, we acquired Prototype, a provider of software products for managing corporate vehicle and equipment fleets. Prototype's fleet management product line became our FLEETANYWHERE product line.

    - In December 1999, we acquired advanced and light rail management software for the passenger and freight rail industries from KKO & Associates. Our recently released RAILANYWHERE rail management product is based on software developed by KKO applied to our FLEETANYWHERE technology base.

    - In March 2000, through the acquisition of Telco Research, we acquired our TELECENTER application for managing telecommunications assets.

    In addition to acquiring technologies and products through acquisitions, we have also focused substantial resources on internal product and technology development. Our employee self-service procurement product, GET.IT!, was developed internally and introduced in late 1999 to assist companies in automating their internal asset procurement and employee self-service processes.

    In June 2000, we completed the acquisition of Harbinger Corporation. Harbinger's business focused historically on providing electronic commerce software that facilitates the exchange of electronic data between businesses. Prior to the acquisition, however, revenues for Harbinger's legacy software business were declining. At the time of the acquisition, Harbinger had recently begun to focus its business on creating and managing web-based catalogs of supplies and materials and on maintaining and hosting vertical market exchanges for supply and commodity markets in the automotive, energy, industrial component and retail industries. Our e-markets group is comprised largely of Harbinger's legacy software business and newer e-commerce businesses.

    We have also integrated substantial aspects of Harbinger's connectivity and marketplace technologies in our infrastructure management group. In particular, we recently integrated the connectivity, data transformation, catalog creation and management and transaction assurance technologies acquired from Harbinger with our infrastructure management products and solutions. We intend to use these technologies to deliver services to suppliers of infrastructure assets and infrastructure marketplaces and to enable electronic exchanges for infrastructure assets.

    The acquisition of Harbinger was our most substantial to date, and we have only recently begun the process of integrating Harbinger's business and operations with our own. While we believe that the acquisition offers the potential for many attractive product and business synergies, it is difficult to predict the effect of the acquisition on our business and results of operations. Relative to its legacy electronic commerce software business, Harbinger's electronic procurement and other Internet-based businesses represented a relatively small percentage of Harbinger's total revenues. Moreover, Harbinger's revenue growth rates were substantially lower than Peregrine's historic revenue growth rates as a result of considerably slower growth in Harbinger's legacy software businesses. As a result, we expect our future revenue growth rates will be less than historical rates, and predicting our future operating results will be difficult as we attempt to integrate and streamline Harbinger's operations and businesses. As part of that integration process, in October 2000, we announced the strategic segmentation of our business into two distinct operating units, the infrastructure management group and the e-markets group.

    Our revenues are derived principally from product licensing and services. License fees are generally due upon the granting of the license and typically include a one-year warranty period as part of the license agreement. Services revenues are comprised of fees for maintenance, professional services, network services and training. We provide ongoing maintenance services, priced and sold separately from our other products, which include technical support and product enhancements, for an annual fee based upon the current price of the product. Network fees consist of monthly access charges and transaction based usage charges for our e-commerce transaction processing services. We also derive revenues from transaction fees, subscription fees, and maintenance fees associated with vertical market exchanges that were part of the businesses acquired with Harbinger and now represented largely by our e-markets group. We anticipate that, as a percentage of total revenues, subscription fees associated with sales of our applications on a hosted basis will increase in future periods, particularly in our e-markets group and to a lesser extent in our infrastructure management group. The hosted service provider model is relatively new and unproven for us, and we do not know whether it will prove financially attractive relative to our historic license revenue model. We expect that increasing sales of our products on a hosted subscription basis will result in slower revenue growth rates for us. Under a subscription model, we will receive monthly payments for our services ratably over the term of a subscription, typically three to five years. Under our current license model, we sell our software in return for the up-front payment of a license fee.

    Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the support period, generally one year. Consulting revenues are primarily related to implementation services most often performed on a time and materials basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed. Subscription fees are recognized monthly as services are provided.

    We currently derive a substantial portion of our license revenues from the sale of our infrastructure management applications and from our business connectivity software products in our e-markets group. We expect these products to account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our infrastructure resource management and business connectivity strategies and applications, including future product enhancements, and on the development of a market for our asset procurement products. Substantially all of our license revenues are derived from granting a non-exclusive perpetual license to use our products. Factors adversely affecting the pricing of, demand for or market acceptance of our infrastructure procurement and resource management applications, such as competition or technological change, manner of distribution or licensing, and related methods of revenue recognition could have a material adverse effect on our business, operating results, and financial condition.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
STATEMENT OF OPERATIONS DATA:                           --------   --------   --------   --------
Revenues:
  Licenses............................................    61.2%      64.2%      63.2%      63.2%
  Services............................................    38.8       35.8       36.8       36.8
                                                        ------     ------     ------     ------
    Total revenues....................................   100.0      100.0      100.0      100.0
                                                        ------     ------     ------     ------
Costs and expenses:
  Cost of licenses....................................     0.4        0.4        0.4        0.6
  Cost of services....................................    21.5       21.4       20.1       22.5
  Sales and marketing.................................    38.0       35.7       39.4       36.3
  Research and development............................    11.6       12.9       11.7       11.8
  General and administrative..........................     9.4        8.1        9.3        7.8
  Acquisition costs...................................    70.8       18.4       87.9       20.6
                                                        ------     ------     ------     ------
    Total costs and expenses..........................   151.7       96.9      168.8       99.6
                                                        ------     ------     ------     ------
Income (loss) from operations.........................   (51.7)       3.1      (68.8)       0.4
Interest income, net..................................      --         --         --         --
                                                        ------     ------     ------     ------
Income (loss) from operations before income taxes.....   (51.7)       3.1      (68.8)       0.4
Income taxes..........................................     6.3        7.0        6.3        6.8
                                                        ------     ------     ------     ------
Net loss..............................................   (58.0)%     (3.9)%    (75.1)%     (6.4)%
                                                        ======     ======     ======     ======

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

    REVENUES. Total revenues were $142.7 million and $57.8 million for the three months ended September 30, 2000 and 1999, representing a period-to-period increase of 147%. For the six month periods ended September 30, 2000 and 1999, total revenues were $237.0 million and $109.4 million, representing a period-to-period increase of 117%. The reasons for these revenue increases are more fully discussed below.

    LICENSES. License revenues were $87.4 million and $37.1 million for the three months ended September 30, 2000 and 1999, representing 61% and 64% of total revenues in the respective periods. License revenues were $149.8 million and $69.2 million for the six months ended September 30, 2000 and 1999, representing 63% of total revenues for both periods. License revenues increased 136% and 117% for the three months and six months ended September 30, 2000 as compared to the comparable prior-year periods.

    The increases in our license revenues are attributable in part to acquisitions completed during the last year, including Harbinger and Telco Research. Revenues and results of operations for these acquisitions would not have been included in our revenues or results of operations for the three or six month periods ended September 30, 1999. Excluding the effect of these acquisitions and other acquisitions of products and technologies completed during the prior twelve months, our license revenues grew at rates of approximately 100% and 82% for the three and six month periods ended September 30, 2000 as compared to the comparable prior-year periods. Growth in "organic" (I.E., not attributable to acquisitions) license revenues was attributable to an increase in the number of large transactions completed, increased demand for new (I.E., employee self-service applications) and additional licenses of our infrastructure management applications from new and existing customers, and expansion of our domestic and international sales forces. We expect larger transaction sizes from a limited number of customers to account for a large percentage of license revenues for the forseeable future.

    SERVICES. Services revenues were $55.3 million and $20.7 million for the three months ended September 30, 2000 and 1999, representing 39% and 36% of total revenues in the respective periods. Service revenues were $87.2 million and $40.2 million for the six months ended September 30, 2000 and 1999, representing 37% of total revenues for both periods. Services revenues increased 167% and 117% for the three and six month periods ended September 30, 2000 as compared to the prior year periods. The dollar increases are attributable to revenues associated with acquisitions completed within the last year, the addition of network revenue, maintenance agreements from our expanded installed base of customers, an increase in consulting revenue related to the implementation of our software from initial license agreements, and the revenue contribution from acquired companies. Services revenues may prospectively account for a larger percentage of our total revenues as Harbinger's services revenues have historically accounted for a majority of Harbinger's total revenues.

COSTS AND EXPENSES

    COST OF LICENSES. Cost of licenses was $532,000 and $215,000 for the three months ended September 30, 2000 and 1999, representing less than 1% of total revenues in each of the respective periods. Cost of licenses was $1 million and $658,000 for the six months ended September 30, 2000 and 1999, again representing less than 1% of our total license revenues in the respective periods.

    COST OF SERVICES. Cost of services was $30.7 million and $12.4 million for the three months ended September 30, 2000 and 1999, representing 22% and 21% of total revenues in each of the respective periods. Cost of services was $47.6 million and $24.6 million for the six months ended September 30, 2000 and 1999, representing 20% and 23% of total revenues. The dollar increases in cost of services are attributable to increases in the number of professional services personnel resulting from both acquisitions and organic hiring. In recent periods, our cost of services had been increasing as a percentage of total services revenues due largely to a greater percentage growth in lower margin consulting revenue compared to support revenue. Consulting and training services generally have lower margins as compared to support services, and we expect the trend toward greater percentage growth of lower margin services to continue in the future. As a percentage of total services revenues, cost of services decreased from 55.4% to 59.9% for the three months ended September 30, 2000 and 1999 and decreased from 54.5% to 61.3% for the six months ended September 30, 2000 and 1999. The decreases in cost of services as a percentage of total service revenues reflects, in part, the purchase accounting effects of the Harbinger transaction in which we recognized certain services revenues incurred beginning June 16, 2000 but were not required to recognize related expenses previously accrued by Harbinger. To a lesser extent, the decreases reflect increased outsourcing of consulting and training services to third party providers and partners.

    SALES AND MARKETING. Sales and marketing expenses were $54.2 million and $20.6 million for the the three months ended September 30, 2000 and 1999, representing 38% and 36% of total revenues in the respective periods. Sales and marketing expenses were $93.5 million and $39.8 million for the six months ended September 30, 2000 and 1999, representing 39% and 36% of total revenues in such periods. The dollar and percentage increases in sales and marketing expenses are attributable to the significant expansion of our North American and international sales forces, an increase in general and product specific marketing expenses, the effect of combining the sales and marketing operations of the acquisitions made during fiscal 2001 and 2000, including Harbinger and Telco, and the effect of moderate operating expense increases. If we experience a decrease in sales force productivity, or for any other reason a decline in revenues, it is likely that our operating margins will decline as well.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $16.5 million and $7.4 million for the three months ended September 30, 2000 and 1999, representing 12% and 13% of total revenues in the respective periods. Research and development expenses were $27.8 million and $12.9 million for the six months ended September 30, 2000 and 1999, representing 12% of total revenues in both periods. The dollar increases in our research and development expenses are due primarily to an increase in the number of personnel conducting research, an increase in discretionary spending related to compensation and consultancy fees, and development and quality assurance efforts.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $13.5 million and $4.7 million for the three months ended September 30, 2000 and 1999, representing 9% and 8% of total revenues in the respective periods. General and administrative expenses were $21.9 million and $8.5 million for the six months ended September 30, 2000 and 1999, representing 9% and 8% of total revenues in such periods. The dollar increases are primarily attributable to costs associated with administrative personnel additions and infrastructure expansion to support our growth.

    ACQUISITION COSTS. Acquisition costs were $101.1 million and $10.6 million for the three months ended September 30, 2000 and 1999, representing 71% and 18% of total revenues in the respective periods. Acquisition costs were $208.3 million and $22.6 million for the six months ended September 30, 2000 and 1999, representing 88% and 21% of total revenues in such periods. Acquisition costs consist of the amortization of intangibles, acquired in-process research and development costs and other acquisition related items. The dollar and percentage increases are principally attributable to our acquisition of Harbinger in June 2000 and our acquisition of Loran in September 2000.

PROVISION FOR INCOME TAXES

    Income tax expense for the second quarter of fiscal 2001 amounted to $9.0 million compared with $4.0 million for the three months ended
September 30, 1999. This increase results from the $14.9 million dollar increase in operating profits, before taxes and acquisition costs in the respective periods. Excluding the effect of acquisition costs on net income, the effective tax rates for the three months ended September 30, 2000 and 1999 were 33.0% and 32.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable equity securities decreased to $35.2 million as of September 30, 2000 from $69.5 million as of June 30, 2000. This decrease is primarily attributable to expenses related to the Harbinger acquisition, which was completed immediately prior to the end of our June 30, 2000 quarter. In addition to printing and other costs associated with separate proxy solicitations, both Peregrine and Harbinger incurred costs resulting from the financial advisory fees of each of their investment banking advisors and the legal and accounting fees of their separate legal and accounting advisors. These third party expenses were significant although comparable to the fees and costs of transactions of similar valuation, magnitude, and complexity. Most of these third party expenses became payable during our quarter ended September 30, 2000. In addition, we have incurred substantial one-time cash expenditures associated with integration related activities since June 30, 2000. These third party expense payments and integration expenditures resulted in the substantial reduction in our available cash and cash equivalents as of September 30, 2000. We do not expect these payments and expenditures to have a material adverse effect on our financial condition.

    During July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. As of September 30, 2000, there were no amounts outstanding with respect to our $20 million senior credit facility.

    On November 14, 2000, we issued our 5 1/2% Convertible Notes due 2007 in the aggregate principal amount of $250 million. After deducting commissions, costs, and expenses associated with this offering, we anticipate the net proceeds of this offering will total approximately $242.5 million. We intend to use the proceeds of these notes for general corporate purposes, including capital expenditures and research and development. The notes will pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on May 15, 2001. The notes are convertible by the holders at any time after initial issuance beginning 90 days after original issuance. The initial conversion price is $25 per share, equivalent to a conversion rate of 40 shares per $1,000 principal amount of notes. We may redeem the notes at any time on or after November 18, 2003 at specified prices if the trading price of our common stock exceeds $35 during a specified trading period. The notes will be unsecured and will rank junior to our existing and future senior indebtedness. The notes will become due and payable, if not previously redeemed, on November 15, 2007.

    We believe that our current cash, short-term investments, cash flow from operations, and amounts available under our credit facility, together with the proceeds of the notes, will be sufficient to meet our working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

    In connection with the acquisition of Harbinger, we have assumed the defense of an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. Harbinger did not maintain directors' and officers' liability insurance to cover any liability resulting from this lawsuit, and Peregrine's insurance will not cover any liability of Harbinger or its former officers or directors resulting from the lawsuit. In October 2000, we entered into an agreement in principle to settle this class action lawsuit. If the settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, final settlement is subject to further documentation, various contingencies, and approval by the court. The court may not approve the settlement. If the court does not approve the settlement, the plaintiffs in the lawsuit may proceed with their claims, without prejudice. It is also possible that if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court. If the litigation were to continue to proceed, we could be required to spend substantial sums in an effort to litigate this matter. Continued litigation would be likely to result in a diversion of management's time and attention away from business operations. If the litigation were decided adversely to Harbinger, or we agree in the future to settle this litigation for a substantial sum as a result of failure to obtain court approval of the pending settlement or for any other reason, our financial condition and results of operations could be materially and adversely affected. Please refer to "Factors That May Effect Future Results" for a more detailed description of the risks associated with this lawsuit.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

    THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD LOOKING STATEMENTS AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

    WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL BE PROFITABLE IN THE FUTURE ON AN OPERATING BASIS OR OTHERWISE.

    We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Through September 30, 2000, we had recorded cumulative net losses of approximately $242.8 million, including approximately $226.6 million related to the write-off of acquired in-process research and development and the amortization of goodwill and other intangible assets in connection with a series of acquisitions completed since late 1997. We have incurred, and expect to continue to incur, substantial expenses associated with the amortization of intangible assets. In addition, we do not believe recent revenue growth rates are sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

    OUR RECENT ACQUISITION OF HARBINGER CORPORATION MAY REDUCE OUR REVENUE GROWTH RATES AND MAKE PREDICTION OF OUR FUTURE REVENUES AND OPERATING RESULTS MORE DIFFICULT AS WE INTEGRATE OUR BUSINESSES AND ATTEMPT TO FOCUS THE STRATEGIC MODEL OF THE COMBINED COMPANY.

    Harbinger's revenues prior to the acquisition were growing at a substantially slower rate than our revenues, due in large part to declining revenues for Harbinger's legacy electronic commerce software business. If our efforts to refocus Harbinger's business and integrate it with that of Peregrine are not successful, our future revenue growth rates could be substantially less than our historic growth rates, and our future revenues and operating results could be impaired. We have already determined to de-emphasize and discontinue certain businesses of Harbinger that we do not believe are strategic to the combined company. In September 2000, we completed the sale of one of Harbinger's product lines and may determine to sell or discontinue other Harbinger products or businesses in the future. We expect this recent divestiture and any future discontinuations or divestitures to result in revenue reductions that may not be offset by revenues from other sources.

    In October 2000, we announced that we were implementing a strategic segmentation of our business into an infrastructure management group and e-markets group. Our infrastructure management group will focus principally on the sale of our historic infrastructure management product line together with procurement solutions and technologies acquired from Harbinger that were complementary with or otherwise relevant to managing internal infrastructure assets. Our e-markets group will focus on the acquisition of supplies and materials used in the manufacture and production of finished goods. The e-markets group will be comprised substantially of Harbinger's legacy e-commerce software and data transformation businesses as well as web-based supply catalogs and vertical exchange markets for supply and commodity markets in the automotive, energy, industrial component and retail industries.

    We expect the continuing strategic and operational integration of Harbinger into Peregrine will make prediction of our future revenues and operating results particularly difficult because our results of operations in future periods will reflect a substantially different business than the historical businesses of either Peregrine or Harbinger. We may not be able to accurately predict how the combined businesses, or the individual businesses represented by our infrastructure management and e-markets groups, will evolve. In particular, our future revenues and operating results may be adversely affected for a number of reasons resulting from the acquisition and subsequent integration processes, including the following:

    - Revenues for Harbinger's e-commerce software products may continue to decline.

    - Harbinger's web-based supply catalog and vertical supply businesses are still in their early stages, and a sustainable market may not develop for these services as offered by our e-markets group.

    - The businesses associated with our infrastructure management and e-markets groups may be sufficiently distinct that customers perceive no benefit from our combined product offerings, in which case we will not realize the anticipated financial and product synergies of the acquisition.

    - We may experience substantial unanticipated integration costs.

    OUR REVENUES VARY SIGNIFICANTLY FROM QUARTER-TO-QUARTER FOR NUMEROUS REASONS BEYOND OUR CONTROL. QUARTER-TO-QUARTER VARIATIONS COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR STOCK PRICE IF OUR REVENUES OR OPERATING RESULTS ARE LESS THAN MARKET ANALYSTS ANTICIPATE.

    Our revenues or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in a substantial decline in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. Reasons for variability of our revenues and operating results include the following:

    - SIZE, TIMING, AND CONTRACTUAL TERMS OF ORDERS. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter. In addition, when negotiating large software licenses, many customers time their negotiations until quarter-end in an effort to improve their ability to negotiate more favorable pricing terms. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter. Our revenue growth in recent periods has been attributable in part to an increase in the number of large license transactions we completed in a given period. We expect our reliance on these large transactions to continue for the foreseeable future. If we are unable to complete a large license transaction by the end of a particular quarter, our revenues and operating results could be materially below the expectations of market analysts, and our stock price could fall.

    - FLUCTUATIONS IN REVENUE SOURCES. If our sales through indirect channels were to decrease in a given quarter, our total revenues and operating results could be harmed. Sales through indirect channels, including distributors, third party resellers, and system integrators, represent a significant percentage of our total sales. We expect this trend to continue in the future. As a result, we could experience a shortfall in our revenues, or a substantial decline in our rate of revenue growth, if sales through indirect channels were to decrease or were to increase at a slower rate than recently experienced. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility about our channel partners' success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following: inability of our channel partners to sell our products; a decision by our channel partners to favor competing products; or inability of our channel partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by channel partners.

    - CUSTOMER BUDGETING CYCLES. Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline.

    - PRODUCT AND PRICING ANNOUNCEMENTS. Announcements of new products or releases by us or our competitors could cause customers to delay purchases pending the introduction of the new product or release. In addition, announcements by us or our competitors concerning pricing policies could have an adverse effect on our revenues in a given quarter.

    - CHANGES IN PRODUCT MIX. Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance and services.

    - CANCELLATION OF LICENSES, SUBSCRIPTION OR MAINTENANCE AGREEMENTS. Cancellations of licenses, subscription or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance or subscription agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results.

    THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE SUBSTANTIAL FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS.

    Delays in customer orders could result in our revenues being substantially below the expectations of market analysts. Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced, or we could experience a large loss. The sales cycle for our products typically takes six to nine months to complete, and we may experience delays that further extend this period.

The length of the sales cycle may be extended beyond six or nine months due to factors over which we have little or no control, including the size of the transaction and the level of competition we encounter. The average size of our transactions has increased in recent periods, and this could have the effect of further extending our sales cycle. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.

    SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY RESULT IN PERIODIC REDUCTIONS IN OUR REVENUES AND IMPAIRMENT OF OUR OPERATING RESULTS.

    Seasonality in our business could result in our revenues in a given period being less than market estimates. Seasonality could also result in quarter-to-quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our December quarter have tended to benefit, relative to our June and September quarters, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Our June and September quarters tend to be our weakest. Revenues and operating results in the March quarter have tended to benefit from the efforts of our sales force to meet fiscal year-end sales quotas. These historical patterns may change over time, however, particularly as our operations become larger and the sources of our revenue change or become more diverse. For example, our international operations have expanded significantly in recent years, particularly in Europe. We also have an international presence in the Pacific Rim and Latin America. We may experience variability in demand associated with seasonal buying patterns in these foreign markets. As an example, our September quarter is typically weaker in part due to the European summer holiday season.

    OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED IF WE CANNOT COMPETE EFFECTIVELY AGAINST OTHER COMPANIES IN OUR MARKETS.

    The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. We face competition from a number of sources in the markets for our infrastructure resource management, procurement and e-business connectivity solutions.

    - In the markets for our infrastructure resource management and employee self-service software solutions, we face competition from providers of internal help desk software applications for managing information technology service desks, such as Remedy Corporation and Computer Associates, that compete with our enterprise service desk software; providers of asset management software, including Remedy, MainControl, and Janus Technologies; providers of facilities management software, including Archibus, Facilities Information Systems, and Assetworks (a division of CSI-Maximus); providers of transportation management software that competes with our fleet management and rail management software, including Control Software (a division of CSI-Maximus) and Project Software and Development Inc.; information technology and systems management companies such as Tivoli Systems (a division of IBM), Computer Associates, Network Associates, Hewlett-Packard, and Microsoft; numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our infrastructure management products; and the internal information technology departments of those companies with infrastructure management needs.

    - In the markets for employee self-service, including procurement and e-service solutions, we have experienced competition from established competitors in the business-to-business Internet commerce solution market, such as Ariba and CommerceOne, and established providers of enterprise resource planning software that are entering the market for procurement and e-procurement solutions, including Oracle and SAP.

    - In the markets served by our e-commerce enablement technology, we have experienced competition from Sterling Commerce, a division of SBC Communications, and General Electric eXchange solutions, each a provider of electronic commerce software; Aspect Development, a provider of internet business software solutions; Requisite Technology, a provider of catalog management solutions; and webMethods, a provider of e-commerce enablement software.

    If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs.

    Additional competition from new entrepreneurial companies or established companies entering our markets could have an adverse effect on our business, revenues and operating results. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. Because few barriers to entry exist in the software industry, we anticipate additional competition from new and established companies as well as business alliances. We expect that the software industry will continue to consolidate. In particular, we expect that large software companies will continue to acquire or establish alliances with our smaller competitors, thereby increasing the resources available to these competitors. These new competitors or alliances could rapidly acquire significant market share at our expense.

    OUR FUTURE OPERATING RESULTS MAY BE ADVERSELY AFFECTED IF THE SOFTWARE APPLICATION MARKET CONTINUES TO EVOLVE TOWARD A SUBSCRIPTION-BASED MODEL, WHICH MAY PROVE LESS PROFITABLE FOR US.

    We expect our revenue growth rates and operating results to be adversely affected as customers require us to offer our products under a subscription-based application service provider model. Historically, we have sold our infrastructure management solutions on a perpetual license basis in exchange for an up-front license fee. Customers are increasingly attempting to reduce their up-front capital expenditures by purchasing software applications under a hosted subscription service model. Under the hosted model, the customer subscribes to use an application from the software provider. The application is generally hosted on a server managed by the service provider or a third-party hosting service. We expect that a substantial portion of future revenues generated by our e-markets group will be realized under a subscription model. We also expect that an increasing portion of our infrastructure management group revenues may be represented by subscriptions.

    Under the subscription revenue model, we generally will recognize revenue and receive payment ratably over the term of the customer's subscription. As a result, our rates of revenue growth under a subscription model may be less than our historical rates under a license model. In addition, the price of our services will be fixed at the time of entering into the subscription agreement. If we are unable to adequately predict the costs associated with maintaining and servicing a customer's subscription, then the periodic expenses associated with a subscription may exceed the revenues we recognize for the subscription in the same period, which may adversely affect our operating results.

    In addition, if we are not successful in implementing the subscription revenue model, or if market analysts or investors do not believe that the model is attractive relative to our traditional license model, our business could be impaired, and our stock price could decline dramatically.

    IF WE, OR THIRD PARTIES ON WHICH WE WILL RELY, ARE UNABLE TO ADEQUATELY DELIVER OUR INTERNET-BASED APPLICATIONS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

    We currently use our own servers to deliver our Internet-based products to customers. We intend, however, to engage one or more third parties to provide a full complement of services that will enable us to outsource the delivery of these Internet-based products to our customers. For example, our third-party service providers will manage the application servers, maintain communications equipment, manage the network data centers where our software and data will be stored, and provide client support. If we are unable to adequately deliver our Internet-based applications, we may lose customers or be unable to attract new customers, which would adversely affect our revenues.

    In addition, the third-party service providers that we engage may not deliver adequate support or service to our clients, which may harm our reputation and our business. Because these third-party service providers handle the installation of the computer and communications equipment and software needed for the day-to-day operations of our Internet-based applications, we will be dependent on them to manage, maintain and provide adequate security for customer applications. If our customers experience any delays in response time or performance problems while using our Internet applications hosted by a third-party or us, our customers may perceive such delays as defects with our products and may stop using our applications, which will adversely impact our revenues.

    We have limited experience outsourcing these services and may have difficulties managing this process. We will be required to monitor our third-party service providers to ensure that they perform these services adequately. In addition, if we do not maintain good relations with these third-party service providers, or if they go out of business, they may be unable to perform critical support functions for us. If we were unable to find replacement third-party service providers, we would be required to perform these functions ourselves. We may not be successful in obtaining or performing these services on a timely or cost-effective basis.

    OUR OUTSTANDING INDEBTEDNESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, AND WE MAY INCUR SUBSTANTIALLY MORE DEBT.

    We have approximately $250 million of indebtedness outstanding, consisting principally of our 5 1/2% Convertible Subordinated Notes due 2007. Our indebtedness could adversely affect our results of operations and financial condition. For example, our results of operations will be adversely affected by approximately $13.7 million in annual interest expenses, payable semi-annually. In addition, our indebtedness could:

    - increase our vulnerability to general adverse economic and industry conditions;

    - limit our ability to obtain additional financing;

    - limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

    - place us at a competitive disadvantage relative to our competitors with less debt.

    Our indebtedness will require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes.

    We may incur substantial additional debt in the future. The terms of of our existing indebtedness does not, and future indebtedness may not, prohibit us from doing so. If new debt is added to our current levels, the related risks described above could intensify.

    WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

    We will be required to generate cash sufficient to pay all amounts due on our outstanding indebtedness and to conduct our business operations. We have incurred net losses, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make payments on our indebtedness. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

    IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS, OR DO NOT CONTINUALLY DEVELOP PRODUCTS THAT MEET THE COMPLEX AND EVOLVING NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECREASE.

    As a result of rapid technological change in our industry, our competitive position in existing markets, or in markets we may enter in the future, can be eroded rapidly by product advances and technological changes. We may be unable to improve the performance and features of our products as necessary to respond to these developments. In addition, the life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part on our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments. If we were required to expend substantial resources to respond to specific technological or product changes, our operating results would be adversely affected.

    IF WE CANNOT ATTRACT AND RETAIN QUALIFIED SALES PERSONNEL, SOFTWARE DEVELOPERS AND CUSTOMER SERVICE PERSONNEL, WE WILL NOT BE ABLE TO SELL AND SUPPORT OUR PRODUCTS.

    Competition for qualified employees is intense, particularly in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. If we are not successful in attracting and retaining qualified sales personnel, software developers and customer service personnel, our revenue growth rates could decrease, or our revenues could decline, and our operating results could be materially harmed. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We intend to hire a significant number of these personnel in the future and train them in the use of our products. We believe our success will depend in large part on our ability to attract and retain these key employees.

    OUR BUSINESS WOULD BE HARMED IF WE LOST THE SERVICES OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT TEAM.

    The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management and other key sales, consulting, technical and marketing personnel. None of our senior management is bound by an employment or non-competition agreement. We do not maintain key man life insurance on any of our employees.

    IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, THIS WILL PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL RESOURCES.

    Our recent growth rates, together with integration of numerous acquisitions, have placed a significant strain on our management and operational resources. We have expanded the size and geographic scope of our operations rapidly in recent years, both internally and through acquisitions, and intend to continue to expand in order to pursue market opportunities that our management believes are attractive. Our customer relationships could be strained if we are unable to devote sufficient resources to them as a result of our growth, which could have an adverse effect on our future revenues and operating results.

    SYSTEM MANAGEMENT COMPANIES MAY ACQUIRE INFRASTRUCTURE MANAGEMENT AND/OR HELP DESK SOFTWARE COMPANIES AND CLOSE THEIR SYSTEMS TO OUR PRODUCTS, HARMING OUR ABILITY TO SELL OUR PRODUCTS.

    If large system management providers close their systems to our products, our revenues and operating results would be seriously harmed. Our ability to sell our products depends in large part on their compatibility with and support by providers of system management products, including Tivoli, Computer Associates, and Hewlett-Packard. Both Tivoli and Hewlett-Packard have acquired providers of help desk software products. These large, established providers of system management products and services may decide to close their systems to competing vendors like us. They may also decide to bundle the products that compete with our products with other products for enterprise licenses for promotional purposes or as part of a long-term pricing strategy. If that were to happen, our ability to sell our products could be adversely affected. Increased competition may result from acquisitions of help desk and other infrastructure management software vendors by system management companies. Increased competition could result in price reductions, reductions in our gross margins, or reductions in our market share. Any of these events would adversely affect our business and operating results.

    WE MAY BE UNABLE TO EXPAND OUR BUSINESS AND INCREASE OUR REVENUES IF WE ARE UNABLE TO EXPAND OUR DISTRIBUTION CHANNELS.

    If we are unable to expand our distribution channels effectively, our business, revenues and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, resellers and other third party channel partners who market and sell our products. If we cannot establish these relationships, or if our channel partners are unable to market our products effectively or provide cost-effective customer support and service, our revenues and operating results will be harmed. Even where we are successful in establishing a new third-party relationship, our agreement with the third party may not be exclusive. As a result, our partner may carry competing product lines. If we are unable to expand our business internationally, our business, revenues and operating results could be harmed.

    IF WE ARE UNABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, OUR BUSINESS, REVENUES AND OPERATING RESULTS COULD BE HARMED.

    In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will be less than our management or market analysts anticipate, and our operating results will suffer. International revenues represented approximately 36.0% of our business in each of fiscal 1998 and 1999 and approximately 41.0% of our business in fiscal 2000. We have several international sales offices in Europe as well as offices in Japan, Singapore and Australia. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

    CONDUCTING BUSINESS INTERNATIONALLY POSES RISKS THAT COULD AFFECT OUR FINANCIAL RESULTS.

    Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. Moreover, exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to change our prices to reflect exchange rate changes. In recent periods, for example, our revenues in Europe have been adversely affected by the decline in the value of the Euro and its component currencies relative to the U.S. dollar.

    Additional risks we face in conducting business internationally include the following:

    - longer payment cycles;

    - difficulties in staffing and managing international operations;

    - problems in collecting accounts receivable; and

    - the adverse effects of tariffs, duties, price controls or other restrictions that impair trade.

    WE MAY EXPERIENCE INTEGRATION OR OTHER PROBLEMS WITH NEW ACQUISITIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS OR RESULTS OF OPERATIONS. NEW ACQUISITIONS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS, AND THE ANNOUNCEMENT OF NEW ACQUISITIONS COULD RESULT IN A DECLINE IN THE PRICE OF OUR COMMON STOCK.

    In addition to the acquisition of Harbinger, we have made a number of acquisitions of businesses and technologies over the last three years. We are frequently in formal or informal discussions with potential acquisition candidates. Accordingly, we may in the future make acquisitions of, or large investments in, businesses that offer products, services and technologies that we believe would complement our products or services. We may also make acquisitions of or investments in businesses that we believe could expand our distribution channels. Even though we announce an acquisition, however, we may not be able to complete it. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

    - difficulty in combining the technology, operations or work force of the acquired business;

    - disruption of our on-going business;

    - difficulty in realizing the potential financial or strategic benefits of the transaction;

    - difficulty in maintaining uniform standards, controls, procedures and policies;

    - possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel;

    - impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of goodwill and other intangible assets.

    We expect that future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for the transaction were paid in common stock, this would further dilute our existing stockholders. Any amortization of goodwill or other assets resulting from the acquisition could materially impair our operating results and financial condition. If an acquisition were to take place, the risks described above could materially and adversely affect our business and operating results.

    HARBINGER AND SOME OF ITS FORMER OFFICERS AND DIRECTORS ARE DEFENDANTS IN SHAREHOLDER LITIGATION FOR WHICH HARBINGER IS NOT INSURED. THE OUTCOME OF THIS LITIGATION, IF DETERMINED ADVERSELY TO HARBINGER, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

    In September 1999, a complaint was filed against Harbinger and some of its former officers and directors in the United States District Court for the Northern District of Georgia. The complaint alleges that the defendants misrepresented or omitted material facts in violation of federal securities laws. An amended complaint was filed in March 2000, expanding upon the allegations of the initial complaint by, among other things, alleging accounting improprieties. The complaints relate to actions by Harbinger during the period from February 1998 to October 1998. Harbinger did not maintain directors' and officers' liability insurance during this period. As a result, we are not insured with respect to any potential liability of Harbinger or any officer or director of Harbinger. Harbinger was, however, obligated under agreements with each of its officers and directors to indemnify them for the costs incurred in connection with defending themselves against this litigation and is obligated to indemnify them to the maximum extent permitted under applicable law if they are held liable. In connection with the acquisition, we agreed to honor these contractual arrangements.

    In October 2000, we entered into an agreement in principle to settle this class action lawsuit. If the settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, final settlement is subject to further documentation, various contingencies, and approval by the court. The court may not approve the settlement. If the court does not approve the settlement, the plaintiffs in the lawsuit may proceed with their claims, without prejudice. It is also possible that if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court. If the litigation were to continue to proceed, we could be required to spend substantial sums in an effort to litigate this matter. Continued litigation would be likely to result in a diversion of management's time and attention away from business operations. If the litigation were decided adversely to Harbinger, or we agree in the future to settle this litigation for a substantial sum as a result of failure to obtain court approval of the pending settlement or for any other reason, our financial condition and results of operations could be materially and adversely affected.

    IF IMMIGRATION LAWS LIMIT OUR ABILITY TO RECRUIT AND EMPLOY SKILLED TECHNICAL PROFESSIONALS FROM OTHER COUNTRIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

    Limitations under United States immigration laws could prevent us from recruiting skilled technical personnel from foreign countries, which could harm our business if we do not have sufficient personnel to develop new products and respond to technological changes. This inability to hire technical personnel could lead to future decreases in our revenues, or decreases in our revenue growth rates, either of which would adversely affect our operating results. Because of severe shortages for qualified technical personnel in the United States, many companies, including Peregrine, have recruited engineers and other technical personnel from foreign countries. Foreign computer professionals such as those we have employed typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited annually by federal immigration laws. In recent years, despite increases in the number of available visas, the annual allocation has been exhausted well before year-end.

    WE HAVE MADE SUBSTANTIAL CAPITAL COMMITMENTS THAT COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION IF OUR BUSINESS DOES NOT GROW.

    We have made substantial capital commitments as a result of recent growth in our business that could seriously harm our financial condition if our business does not grow and we do not have adequate resources to satisfy our obligations. In June 1999, we entered into a series of leases providing us with approximately 540,000 square feet of office space and an option to lease 118,000 square feet for our headquarters in San Diego, California. Even excluding the exercise of the option, the leases require a minimum aggregate lease payment of approximately $119.3 million over the twelve year term of the leases. The office space (including the option) relates to a five building campus. We have relocated our San Diego operations to three of these buildings and intend for the present time to sublease the remaining two buildings. The capital commitments, construction oversight, and movement of personnel and facilities involved in a transaction of this type and magnitude present numerous risks, including:

    - failure to properly estimate the future growth of our business;

    - inability to sublease excess office space if we overestimate future growth;

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

    ERRORS OR OTHER SOFTWARE BUGS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT EXPENDITURES TO REMEDY OR CORRECT THE ERRORS OR BUGS AND COULD RESULT IN PRODUCT LIABILITY CLAIMS.

    If we were required to expend significant amounts to correct software bugs or errors, our revenues could be harmed as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues. Errors can be detected at any point in a product's life cycle. We have experienced errors in the past that resulted in delays in product shipment and increased costs. Discovery of errors could result in any of the following:

    - loss of or delay in revenues and loss of customers or market share;

    - failure to achieve market acceptance;

    - diversion of development resources and increased development expenses;

    - increased service and warranty costs;

    - legal actions by our customers; and

    - increased insurance costs.

    If we were held liable for damages incurred as a result of our products, our operating results could be significantly impaired. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. These limitations may not be effective under the laws of some jurisdictions, however. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risks of these claims.

    WE COULD BE COMPETITIVELY DISADVANTAGED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

    If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation, and other proprietary information and by relying on a combination of patent, copyright, trademark, and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors, and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide our licensees with access to our data model and other proprietary information underlying our licensed applications.

    Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, any of which could adversely affect our revenues and operating results.

    IF WE BECOME INVOLVED IN AN INTELLECTUAL PROPERTY DISPUTE, WE MAY INCUR SIGNIFICANT EXPENSES OR MAY BE REQUIRED TO CEASE SELLING OUR PRODUCTS, WHICH WOULD SUBSTANTIALLY IMPAIR OUR REVENUES AND OPERATING RESULTS.

    In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the software industry. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

    - cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

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

    We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention

    CONTROL BY OUR OFFICERS AND DIRECTORS MAY LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT A CHANGE IN CONTROL, WHICH COULD PREVENT OUR STOCKHOLDERS FROM REALIZING A PREMIUM IN THE MARKET PRICE OF THEIR COMMON STOCK.

    The concentration of ownership of our common stock by our officers and directors could delay or prevent a change in control or discourage a potential acquirer from attempting to obtain control of Peregrine. This could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price in the event of an acquisition.

    WE COULD EXPERIENCE LOSSES AS A RESULT OF OUR STRATEGIC INVESTMENTS.

    If our strategic investments in other companies are not successful, we could incur losses. We have made and expect to continue to make minority investments in companies with businesses or technologies that we consider to be complementary with our business or technologies. These investments have generally been made by issuing shares of our common stock or, to a lesser extent, by paying cash. Many of these investments are in companies whose operations are not yet sufficient to establish them as profitable concerns. Adverse changes in market conditions or poor operating results of underlying investments could result in our incurring losses or our being unable to recover the carrying value of our investments.

    PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR PEREGRINE AND MAY PREVENT CHANGES IN OUR MANAGEMENT THAT STOCKHOLDERS OTHERWISE WOULD APPROVE.

    Some provisions of our charter documents eliminate the right of stockholders to act by written consent without a meeting and impose specific procedures for nominating directors and submitting proposals for consideration at a stockholder meeting. These provisions are intended to increase the likelihood of continuity and stability in the composition of our board of directors and the policies established by the board of directors. These provisions also discourage some types of transactions, which may involve an actual or threatened change of control. These provisions are designed to reduce Peregrine's vulnerability to an unsolicited acquisition proposal. As a result, these provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. These provisions are also intended to discourage common tactics that may be used in proxy fights. As a result, they could have the effect of discouraging third parties from making tender offers for our shares. These provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored take-over attempts. These provisions may also prevent changes in our management.

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

    We conduct business overseas in a number of foreign currencies, principally in Europe. Declines in the value of the Euro relative to the U.S. dollar have recently had an adverse effect on our revenues and results of operations. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America. Currently, we attempt to mitigate our transaction currency risks through our foreign currency hedging program. The hedging program consists primarily of using forward-rate currency contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations. Currency contracts are accounted for in accordance with SFAS No. 52 and receive hedge accounting treatment. To the extent not properly hedged by obligations denominated in local currencies, our foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that our hedging activities will adequately protect us against such risk.

                                    PART II.
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We completed the acquisition of Harbinger Corporation, a Georgia corporation, in June 2000. In September 1999, a complaint was filed against Harbinger and some of its then-current and former officers and directors in the United States District Court for the Northern District of Georgia. The complaint alleges that the defendants misrepresented or omitted material facts in violation of federal securities laws. An amended complaint was filed in March 2000, expanding upon the allegations of the initial complaint by, among other things, alleging accounting improprieties. This matter is still pending, but a tentative settlement has been agreed to among the parties. Refer to "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the risks associated with this lawsuit.

ITEM 2. CHANGES IN SECURITIES

    AMENDMENT OF CERTIFICATE OF INCORPORATION

    On September 18, 2000, we filed a Certificate of Amendment of our Certificate of Incorporation with the Secretary of State of the State of Delaware. The certificate of amendment increased the authorized number of shares of our common stock from 200 million to 500 million. This amendment was approved by our stockholders at the 2000 Annual Meeting of Stockholders held on September 15, 2000.

    RECENT SALES OF UNREGISTERED SECURITIES

    On September 1, 2000, we issued 2,860,857 shares of our common stock (excluding 602,799 shares of Peregrine common stock issuable upon exercise of assumed options) in connection with the acquisition of all the outstanding share capital of Loran Network Holding Corporation Inc., a Canada Business Corporation Act corporation. The acquisition was affected pursuant to an Acquisition Agreement for Amalgamation dated as of August 16, 2000. The shares of our common stock issued to former shareholders of Loran were issued in reliance on the exemptions from the registration requirements of the Securities Act of 1933 set forth in Regulations D and S.

    On November 14, 2000, we issued our 5 1/2% Convertible Subordinated Notes due 2007 in the aggregate principal amount of $250 million. The notes and the shares of common stock issuable upon conversion of the notes were not registered under the Securities Act but were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2000 Annual Meeting of the Stockholders of the Company was held on September 15, 2000 in San Diego, California. John J. Moores, Christopher A. Cole, David A. Farley, Stephen P. Gardner, James M. Travers, William D. Savoy, Charlie E. Noell, III, Norris van den Berg, Thomas G. Watrous, Sr. were elected to the Board of Directors. In addition, the following items were voted upon and passed:

    (i) A proposal to amend our amended and restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 200,000,000 to 500,000,000 shares.


      VOTES FOR           VOTES AGAINST          ABSTENTIONS

     116,098,345           10,544,777              884,798

    (ii) To ratify the Board's selection of Arthur Andersen as independent public accountants for the Company for the fiscal year ending March 31, 2001.


      VOTES FOR           VOTES AGAINST          ABSTENTIONS
     126,854,362             608,972               64,586

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

EXHIBITS                EXHIBIT TITLE
--------                -------------

        10.40 First Amendment to the Credit Agreement dated as of December 31, 1999 by and between the Company and Bank of America, N.A. and BankBoston, N.A.

        10.41 Second Amendment to the Credit Agreement dated as of November 1, 2000 by and between the Company and Bank of America, N.A. and Fleet National Bank.

        10.42           Indenture dated November 14, 2000 between Peregrine and
                        State Street Bank

        10.43           Registration Rights Agreement

        27.1            Financial Data Schedule.

    b)  Reports on Form 8-K:

    On November 3, 2000, we filed a Current Report on Form 8-K containing as an exhibit a copy of our press release dated November 2, 2000 announcing our proposed offering of convertible subordinated notes.

    On November 3, 2000, we filed a separate Current Report on Form 8-K that included as exhibits disclosure updating the description of our business, describing the risks and other factors that could affect our future results, and providing information about recent developments.

    On November 13, 2000, we filed a Current Report on Form 8-K containing as an exhibit a copy of our news release dated November 10, 2000 announcing the pricing of our offering of convertible subordinated notes.

    On November 14, 2000, we filed a Current Report on Form 8-K containing as an exhibit a copy of our news release dated November 14, 2000 announcing the issuance of $250 million in aggregate principal of our 5 1/2% convertible subordinated notes due 2007.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 14th day of November, 2000.

                                                       PEREGRINE SYSTEMS, INC.

                                                       By:             /s/ MATTHEW C. GLESS
                                                            -----------------------------------------
                                                                         Matthew C. Gless
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER