Form 10-Q
period 2000-12-31
PEREGRINE SYSTEMS INC
filed 2001-02-14
CIK 1031107

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER: 0-2222209

                            -------------------------

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

                         -------------------------------

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

         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 2000, was 148,620,098.

================================================================================

                             PEREGRINE SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I.                              FINANCIAL INFORMATION                                            PAGE NO.

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited) and
           March 31, 2000 (audited)..................................................................          3

           Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended December 31, 2000 and 1999 (unaudited), respectively................................          4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           December 31, 2000 and 1999 (unaudited)....................................................          5

           Notes to condensed Consolidated Financial Statements (unaudited)..........................          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................................         10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................         30


PART II.                               OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................         31

Item 2.    Changes in Securities.....................................................................         31

Item 4.    Submission of Matters to a Vote of Security Holders.......................................         31

Item 6.    Exhibits and Reports on Form 8-K..........................................................         31

Signature............................................................................................         32


                                     PART I
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       DECEMBER 31,    MARCH 31,
                                                                                          2000           2000
                                                                                       -----------    -----------
                                                                                       (UNAUDITED)     (AUDITED)
                                     ASSETS
Current Assets:
     Cash, cash equivalents, and short-term investments ............................   $   248,871    $    33,511
     Accounts receivable, net of allowance for doubtful accounts of $11,009
     and $2,179, respectively ......................................................       165,280         69,940
     Other current assets ..........................................................        46,420         22,826
                                                                                       -----------    -----------
     Total current assets ..........................................................       460,571        126,277
Property and equipment, net ........................................................        73,453         29,537
Intangible assets, investments and other, net ......................................     1,813,694        367,616
                                                                                       -----------    -----------
                                                                                       $ 2,347,718    $   523,430
                                                                                       ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ..............................................................   $    48,589    $    19,850
     Accrued expenses ..............................................................       159,166         49,064
     Deferred revenue ..............................................................        75,099         36,779
     Current portion of long-term debt .............................................            --             74
                                                                                       -----------    -----------
     Total current liabilities .....................................................       282,854        105,767
Long-term debt, net of current portion .............................................       262,267          1,257
Deferred revenue, net of current portion ...........................................         7,892          4,556
                                                                                       -----------    -----------
     Total liabilities .............................................................   $   553,013    $   111,580
                                                                                       -----------    -----------

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or
     outstanding ...................................................................            --             --
Common stock, $0.001 par value, 500,000 and 200,000 shares authorized, respectively; 148,620 and 109,501 shares issued and outstanding,
      respectively .................................................................           149            110
Additional paid-in capital .........................................................     2,160,354        480,957
Accumulated deficit ................................................................      (326,659)       (64,863)
Unearned portion of deferred compensation ..........................................       (29,891)          (678)
Cumulative translation adjustment ..................................................          (619)          (666)
Treasury stock, at cost ............................................................        (8,629)        (3,010)
                                                                                       -----------    -----------
     Total stockholders' equity ....................................................     1,794,705        411,850
                                                                                       -----------    -----------
                                                                                       $ 2,347,718    $   523,430
                                                                                       ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS                 NINE MONTHS ENDED
                                                                  ENDED DECEMBER 31,                 DECEMBER 31,
                                                                  2000         1999               2000         1999
                                                                ---------------------          -----------------------
Revenues:
     Licenses..........................................         $ 99,543     $ 46,524          $ 249,380     $ 115,718
     Services..........................................           57,064       21,020            144,266        61,238
                                                                --------     --------          ---------     ---------
       Total revenues..................................          156,607       67,544            393,646       176,956
                                                                --------     --------          ---------     ---------
Costs and Expenses:....................................
     Cost of licenses..................................              435          155              1,445           813
     Cost of services..................................           30,211       12,832             77,779        37,468
     Sales and marketing...............................           63,485       29,117            156,974        68,867
     Research and development..........................           16,015        7,522             43,802        20,413
     General and administrative........................           13,001        5,052             34,923        13,601
     Acquisition costs and other.......................          106,411        8,555            314,748        31,170
                                                                --------     --------          ---------     ---------
       Total costs and expenses........................          229,558       63,233            629,671       172,332
                                                                --------     --------          ---------     ---------

Income (loss) from operations before interest (net) and
income taxes...........................................          (72,951)       4,311           (236,025)        4,624
       Interest income, net............................              224            5                307            98
                                                                --------     --------          ---------     ---------
Income (loss) from operations before income taxes......          (72,727)       4,316           (235,718)        4,722
Income taxes...........................................           11,114        4,183             26,078        11,664
                                                                --------     --------          ---------     ---------
       Net income (loss)...............................         $(83,841)    $    133          $(261,796)    $  (6,942)
                                                                ========     ========          =========     =========

Net income (loss) per share--basic:
       Net income (loss) per share.....................         $  (0.58)    $     --          $   (1.95)    $   (0.07)
                                                                ========     ========          =========     =========
       Shares used in computation......................          145,590      102,472            134,111       100,450
                                                                ========     ========          =========     =========

Net income (loss) per share--diluted:
       Net income (loss) per share.....................         $  (0.58)    $     --          $   (1.95)    $   (0.07)
                                                                ========     ========          =========     =========
       Shares used in computation......................          145,590      110,872            134,111       100,450
                                                                ========     ========          =========     =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                                   2000          1999
                                                                                                -----------------------
Cash flow from operating activities:
     Net loss..........................................................................         $(261,796)     $ (6,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization....................................................            252,547        30,478
     Acquired in-process research and development costs...............................             78,741         7,046
         Increase (decrease) in cash and cash equivalents resulting from changes, net of business acquired, in:
            Accounts receivable........................................................           (63,749)      (19,852)
            Other current assets.......................................................           (18,876)       (1,319)
            Other assets...............................................................           (10,958)       (7,013)
            Accounts payable...........................................................             5,488         2,737
            Accrued expenses...........................................................           (22,206)       (7,648)
            Deferred revenue...........................................................            11,165         9,860
                                                                                              -----------    ----------
              Net cash provided by (used in) operating activities......................           (29,644)        7,347
                                                                                              -----------    ----------

Cash flows from investing activities:
      Acquisitions and equity investments..............................................           (11,265)      (16,694)
      Maturities of short-term investment, net of cash acquired........................                --         2,000
      Purchases of property and equipment..............................................           (37,502)      (13,947)
      Other investing activities.......................................................                --           145
                                                                                              -----------    ----------
         Net cash used in investing activities.........................................           (26,237)      (28,496)
                                                                                              -----------    ----------

Cash flows from financing activities:
      Issuance of note receivable......................................................            (1,000)          --
      Issuance (repayments) of long-term debt..........................................           260,569           (14)
      Issuance of common stock.........................................................            17,244        26,127
      Treasury stock purchased.........................................................            (5,619)       (1,285)
                                                                                              -----------    ----------
         Net cash provided by financing activities.....................................           271,194        24,828
                                                                                              -----------    ----------

Effect of exchange rate changes on cash and cash equivalents...........................                47             7
                                                                                              -----------    ----------
Net increase in cash and cash equivalents..............................................           215,360         3,686
Cash and cash equivalents, beginning of period.........................................            33,511        21,545
                                                                                              -----------    ----------
Cash and cash equivalents, end of period...............................................       $   248,871    $   25,231
                                                                                              ===========    ==========

     Cash paid during the period for:
         Interest......................................................................       $      364     $     112
         Income taxes..................................................................       $    1,547     $     595

Supplemental Disclosure of Non-Cash Investing Activities:
     Stock issued and other non-cash consideration for acquisitions and investments...        $1,601,880     $ 118,486


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 31, 2000, condensed consolidated statements of operations for the three and nine month periods ended December 31, 2000 and 1999, respectively, and condensed consolidated statements of cash flows for the nine month periods ended December 31, 2000 and 1999, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) and have not been audited. These consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 2000, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The condensed consolidated financial statements include the accounts of Peregrine Systems and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Our net loss for the nine month periods ended December 31, 2000 and 1999 approximates comprehensive loss, as defined by Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income," for both periods.

NOTE 2. EARNINGS (LOSS) PER SHARE

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities, if any, outstanding during the periods. Potentially dilutive securities for the periods presented herein consist of employee stock options using the treasury stock method. For the three and nine month periods ended December 31, 2000 and 1999, respectively, the diluted income (loss) per share calculation excludes the effect of certain anti-dilutive equity and debt securities.

         The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                     DECEMBER 31,              DECEMBER 31,
                                                                                  2000        1999           2000        1999
                                                                               ---------------------     ---------------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Numerator:
             Net income (loss).............................................    $ (83,841)    $    133     $(261,796)  $ (6,942)
                                                                               =========     ========     =========   ========

         Denominator:
             Denominator for basic net income (loss) per share, weighted
             average shares................................................      145,590     102,472       134,111     100,450
             Dilutive effect of employee stock options.....................           --       8,400            --          --
                                                                               ---------     --------     ---------   --------

         Denominator for diluted net income (loss) per share, dilutive
         potential common shares...........................................      145,590     110,872        134,111    100,450
                                                                               =========     ========     =========   ========

          Net income (loss) per share--basic.................................  $   (0.58)         --      $   (1.95)  $  (0.07)
                                                                               =========     ========     =========   ========

          Net income (loss) per share--diluted...............................  $   (0.58)         --      $   (1.95)  $  (0.07)
                                                                               =========     ========     =========   ========


NOTE 3. ACQUISITIONS

         On December 29, 2000, we completed the acquisition of the Tivoli Service Desk Suite of products ("Tivoli") and certain related assets from Tivoli Systems, Inc. We issued approximately 3,015,000 shares of our Common Stock and $45 million in cash for the entire Tivoli product suite for a total purchase price, including merger related costs, of approximately $133.1 million.

         The Tivoli asset acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values, as determined by an independent appraisal, at the date of the acquisition. The results of operations of Tivoli have been included in the financial statements for the period subsequent to acquisition.

         We allocated the $133.1 million purchase price as follows: acquired in-process research and development of $8.6 million, the fair value of tangible assets acquired of $0.2 million, and purchase price in excess of the acquired assets of $124.3 million.

         On September 1, 2000, we completed the acquisition of Loran Network Holding Corporation Inc. ("Loran"), a provider of network discovery and management solutions. We issued approximately 2,861,000 shares of our Common Stock (excluding approximately 600,000 shares of Peregrine Common Stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all the outstanding shares of Loran for a total purchase price, including merger related costs, of approximately $103.1 million.

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

         On June 16, 2000, we completed the acquisition of Harbinger Corporation ("Harbinger"), a provider of electronic business connectivity software and services. We issued approximately 30,157,000 shares of our Common Stock (excluding approximately 6.0 million shares of Peregrine Common Stock issuable upon exercise of options and warrants assumed in connection with the acquisition) in exchange for all of the outstanding shares of Harbinger for a total purchase price, including merger related costs, of approximately $1,519.3 million.

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

         In accordance with Interpretation No. 44 of APB 25, we record deferred compensation related to certain of our acquisitions where Peregrine stock options are exchanged for the acquiree's stock options. This deferred compensation amount will be amortized to expense over the remaining vesting period of the options which vest up to approximately five years.

         The value of the Tivoli, Loran, and Harbinger acquisitions' acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Tivoli, Loran, and Harbinger.

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

         With respect to acquisition-related liabilities at December 31, 2000, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the year to integrate the operations of the associated acquisitions. The plans provide for the consolidation of duplicate facilities and infrastructure assets and the elimination of duplicative efforts and positions within the combined company. In connection with the integration plans, we have accrued approximately $80 million in merger related costs, as of December 31, 2000, comprised principally of the following components (in thousands):


                                                                                              ESTIMATED LIABILITY
                                                                                              -------------------
Estimated advisory fees.................................................................            $12,411
Employee severance and relocation.......................................................             27,787
Duplicative facilities, equipment, and efforts..........................................             22,124
Other merger related costs..............................................................             18,129
                                                                                                    -------
                                                                                                     80,451


         This accrual represents our best estimate, based on information available as of December 31, 2000, of the identifiable and quantifiable charges that we may incur as a result of the acquisition and integration plans; however, these estimates may change. Any changes in the estimates during the twelve month period following the acquisition will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within the next twelve months.

         In addition to the costs included in the accrual for our acquisition and integration plans, we will incur other incremental costs as a direct result of our integration efforts. These costs will be accounted for as incurred in future periods. To the extent these costs become significant they could have a material adverse effect on our future operating results.

         Acquisition costs for the three and nine months period ending December 31, 2000 and 1999, respectively, consist of the following (in thousands):


                                                                                    THREE MONTHS           NINE MONTHS
                                                                                        ENDED                 ENDED
                                                                                     DECEMBER 31,         DECEMBER 31,
                                                                                    2000    1999        2000        1999
                                                                                 -------------------    -------------------
     Amortization of intangibles and other acquisition related costs.............  97,770     8,555     236,007     24,124
     Acquired in-process research and development costs..........................   8,641        --      78,741      7,046
                                                                                  -------     -----     -------     ------
                                                                                  106,411     8,555     314,748     31,170
                                                                                  =======     =====     =======     ======


NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. We have not yet adopted SAB No. 101, but we do not anticipate that the adoption of this bulletin will result in a material effect on our financial statements.

         In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of APB Opinion No. 25." FIN 44 affects certain awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

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

         WE COMPLETED THE ACQUISITION OF HARBINGER IN JUNE 2000, THE ACQUISITION OF LORAN IN SEPTEMBER 2000, AND THE ACQUISITION OF CERTAIN PRODUCTS FROM TIVOLI IN DECEMBER 2000. REFERENCES TO OUR HISTORICAL RESULTS OF OPERATIONS REFER ONLY TO THE HISTORIC BUSINESS OF PEREGRINE. REFERENCES TO OUR RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 INCLUDE THE RESULTS OF OPERATIONS OF HARBINGER BEGINNING JUNE 16, 2000, THE RESULTS OF OPERATIONS OF LORAN BEGINNING SEPTEMBER 1, 2000, AND RESULTS OF OPERATIONS RELATING TO THE TIVOLI ASSET PURCHASE BEGINNING DECEMBER 29, 2000.

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

         Until recently, our products focused principally on problem management for an organization's information technology infrastructure. Historically, our principal product suite has been SERVICECENTER, an integrated, enterprise service desk software solution that assists information technology departments in managing and maintaining their internal computer networks and related assets. During fiscal 1998, we determined that our customers required a more comprehensive solution to manage their infrastructure assets, including information technology assets but also the numerous other assets that make up business infrastructures. Through acquisitions, we have expanded the breadth and functionality of our products for managing information technology assets. In addition, we have made a number of acquisitions intended to broaden our infrastructure management product suite beyond management of network help desks. Since 1997, we have acquired new product lines relating to asset management, facilities management, corporate fleet management, rail management, telecommunications management, and network discovery.

         In addition to acquiring technologies and products through acquisitions, we have also focused substantial resources on internal product and technology development. Our employee self-service procurement product, GET.IT!, was developed internally and introduced in late 1999 to assist companies in automating their internal asset procurement and employee self-service processes.

         In June 2000, we completed the acquisition of Harbinger Corporation. Harbinger's business focused historically on providing electronic commerce software that facilitates the exchange of electronic data between businesses. Prior to the acquisition, however, revenues for Harbinger's legacy software business were declining. At the time of the acquisition, Harbinger began to focus its business on creating and managing web-based catalogs of supplies and materials and on maintaining and hosting vertical market exchanges for supply and commodity markets in the automotive, energy, industrial component and retail industries. Our e-markets group is comprised largely of Harbinger's legacy software business and newer e-commerce businesses.

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

         The acquisition of Harbinger was our most substantial to date, and while we believe that the acquisition offers the potential for many attractive product and business synergies, it is difficult to predict the effect of the acquisition on our business and results of operations. Relative to Harbinger's legacy electronic commerce software business, Harbinger's electronic procurement and other Internet-based businesses represented a relatively small percentage of Harbinger's total revenues. Moreover, Harbinger's revenue growth rates were substantially lower than Peregrine's historic revenue growth rates as a result of considerably slower growth in Harbinger's legacy software businesses. As a result, we expect our future revenue growth rates will be less than historical rates, and predicting our future operating results will be difficult as we attempt to integrate and streamline Harbinger's operations and businesses. As part of that integration process, we are in the early stages of analyzing the strategic segmentation of our business into distinct operating units, the infrastructure management group and the e-markets group. In addition, as part of continuing strategic review of our businesses, we are determined to de-emphasize and discontinue certain businesses of Harbinger that we do not believe are strategic to the combined company. In September 2000, we completed the sale of one of Harbinger's product lines and may determine to sell or discontinue other Harbinger products or businesses in the future. We expect this recent divestiture and any future discontinuations or divestitures to result in revenue reductions that may not be offset by revenues from other sources.

         Our revenues are derived principally from product licensing and services. License fees are generally due upon the granting of the license and typically include a one-year warranty period as part of the license agreement. Services revenues are comprised of fees for maintenance, professional services, network services and training. We provide ongoing maintenance services, priced and sold separately from our other products, which include technical support and product enhancements, for an annual fee based upon the current price of the product. Network fees consist of monthly access charges and transaction- based usage charges for our e-commerce transaction processing services. We also derive revenues from transaction fees, subscription fees, and maintenance fees associated with vertical market exchanges that were part of the businesses acquired from Harbinger and now represented largely by our e-markets group. We anticipate that, as a percentage of total revenues, subscription fees associated with sales of our applications on a hosted basis will increase in future periods, particularly in our e-markets group and to a lesser extent in our infrastructure management group. The hosted service provider model is relatively new and unproven for us, and we do not know whether it will prove financially attractive relative to our historic license revenue model. We expect that increasing sales of our products on a hosted subscription basis will result in slower revenue growth rates for us. Under a subscription model, we will receive monthly payments for our services ratably over the term of a subscription, typically three to five years. Under our current license model, we sell our software in return for the up-front payment of a license fee.

         Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from maintenance services are typically recognized ratably over the term of the support period, generally one year. Consulting revenues are primarily related to implementation services most often performed on a time and materials basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed. Subscription fees are recognized monthly as services are provided.

         We currently derive a substantial portion of our license revenues from the sale of our infrastructure management applications and from our business connectivity software products in our e-markets group. We expect these products to account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our infrastructure resource management and business connectivity strategies and applications, including future product enhancements, and on the development of a market for our asset procurement products. Substantially all of our license revenues are derived from granting a non-exclusive perpetual license to use our products. Factors adversely affecting the pricing of, demand for or market acceptance of our infrastructure procurement and resource management applications, such as competition or technological change, manner of distribution or licensing, and related methods of revenue recognition could have a material adverse effect on our business, operating results, and financial condition. In addition, our license revenue growth has become increasingly dependent on the successful completion of one or more large license transactions during a given quarter. As a result, failure to complete one or more of these transactions by quarter-end could have a material adverse effect on our license revenue, total revenue, and operating results.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues:


                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   DECEMBER 31,              DECEMBER 31,
  STATEMENT OF OPERATIONS DATA:                                                 2000         1999        2000          1999
                                                                             ------------------------   ---------------------
  Revenues:
      Licenses.......................................................          63.6%        68.9%         63.4%         65.4%
      Services.......................................................          36.4         31.1          36.6          34.6
                                                                              -----        -----         -----         -----
         Total revenues..............................................         100.0        100.0         100.0         100.0
                                                                              -----        -----         -----         -----


  Costs and expenses:
         Cost of licenses............................................           0.3          0.2           0.3           0.5
         Cost of services............................................          19.3         19.0          19.8          21.2
         Sales and marketing.........................................          40.5         43.1          39.9          38.9
         Research and development....................................          10.2         11.1          11.1          11.5
         General and administrative..................................           8.3          7.5           8.9           7.7
         Acquisition costs and other.................................          67.9         12.7          80.0          17.6
                                                                              -----        -----         -----         -----
         Total costs and expenses....................................         146.5         93.6         160.0          97.4
                                                                              -----        -----         -----         -----

Income (loss) from operations before interest (net) and income
taxes................................................................         (46.5)         6.4         (60.0)          2.6
      Interest income, net...........................................           0.1           --           0.1           0.1
                                                                              -----        -----         -----         -----
      Income (loss) from operations before income taxes..............         (46.4)         6.4         (59.9)          2.7
      Income taxes...................................................           7.1          6.2           6.6           6.6
                                                                              -----        -----         -----         -----

      Net income (loss)..............................................         (53.5)%        0.2%        (66.5)%        (3.9)%
                                                                              =====        =====         =====         =====


THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

REVENUES. Total revenues were $156.6 million and $67.5 million for the three months ended December 31, 2000 and 1999, respectively, representing a year-over-year increase of 132%. For the nine months ended December 31, 2000 and 1999, total revenues were $393.6 million and $177.0 million, respectively, representing a year-over-year increase of 122%. The reasons for these revenue increases are more fully discussed below.

LICENSES. License revenues were $99.5 million and $46.5 million for the three months ended December 31, 2000 and 1999, respectively, representing 64% and 69% of total revenues in the respective periods. License revenues were $249.4 million and $115.7 million for the nine months ended December 31, 2000 and 1999, respectively, representing 63% and 65% of total revenues in the respective periods. License revenues increased 114% and 116% for the three months and nine months ended December 31, 2000, respectively, as compared to the comparable prior-year periods.

         The increases in our license revenues are attributable in part to acquisitions completed during the last year, including Harbinger and Telco Research. Revenues and results of operations for these acquisitions would not have been included in our revenues or results of operations for the three or nine month periods ended December 31, 1999. Excluding the effect of these acquisitions and other acquisitions of products and technologies completed during the prior twelve months, our year-over-year license revenues grew at rates of approximately 98% and 88% for the three and nine month periods ended December 31, 2000, respectively. Growth in "organic" (excluding the affects of acquisitions in the last twelve months) license revenues was attributable to an increase in the number of large transactions completed, increased demand for new products and additional licenses of our infrastructure management applications from new and existing customers, increased sales of new products such as our employee self-service applications, and expansion of our domestic and international sales forces. We expect larger transaction sizes from a limited number of customers to account for a large percentage of license revenues for the foreseeable future.

SERVICES. Services revenues were $57.1 million and $21.0 million for the three months ended December 31, 2000 and 1999, representing 36% and 31% of total revenues in the respective periods. Service revenues were $144.3 million and $61.2 million for the nine months ended December 31, 2000 and 1999, representing 37% and 35% of total revenues in the respective periods. Services revenues increased 172% and 136% for the three and nine month periods ended December 31, 2000, respectively, as compared to the prior year periods. The dollar increases are attributable to revenues associated with acquisitions completed within the last year, the addition of network revenue, maintenance agreements from our expanded installed base of customers, and an increase in consulting revenue related to the implementation of our software from initial license agreements. Service revenues increased as a percentage of total revenues for both the three and nine months ended December 31, 2000 principally as a result of the acquisition of Harbinger and, to a lesser extent, as a result of increasing sales of our infrastructure management products on an application service provider basis. As a result of the above, we expect that services revenues will prospectively account for a larger percentage of our total revenues.

COSTS AND EXPENSES

COST OF LICENSES. Cost of licenses was $435,000 and $155,000 for the three months ended December 31, 2000 and 1999, representing less than 1% of total revenues in each of the respective periods. Cost of licenses was $1.4 million and $813,000 for the nine months ended December 31, 2000 and 1999, respectively, again representing less than 1% of our total revenues in the respective periods.

COST OF SERVICES. Cost of services was $30.2 million and $12.8 million for the three months ended December 31, 2000 and 1999, representing 19% of total revenues in each of the respective periods. Cost of services was $77.8 million and $37.5 million for the nine months ended December 31, 2000 and 1999, representing 20% and 21% of total revenues. The dollar increases in cost of services are attributable to increases in the number of professional services personnel resulting from both acquisitions and organic hiring. As a percentage of total services revenues, cost of services decreased to 53% from 61% for the three months ended December 31, 2000 and 1999 and to 54% from 61% for the nine months ended December 31, 2000 and 1999, respectively. The decrease in cost of services as a percentage of services revenues is predominantly derived from the addition of our network revenues and our increased maintenance revenue stream as a result of our fiscal 2001 acquisitions, as well as increased utilization of third party providers and partners.

SALES AND MARKETING. Sales and marketing expenses were $63.5 million and $29.1 million for the three months ended December 31, 2000 and 1999, representing 41% and 43% of total revenues in the respective periods. Sales and marketing expenses were $157 million and $68.9 million for the nine months ended December 31, 2000 and 1999, representing 40% and 39% of total revenues in the respective periods. The dollar increase in sales and marketing expenses are attributable to the significant expansion of our North American and international sales forces and an increase in general and product specific marketing expenses, offset by the effect of combining the sales and marketing operations of the acquisitions made during fiscal 2001 and 2000. If we experience a decrease in sales force productivity, or for any other reason a decline in revenues, it is likely that our operating margins will decline as well.

RESEARCH AND DEVELOPMENT. Research and development expenses were $16.0 million and $7.5 million for the three months ended December 31, 2000 and 1999, representing 10% and 11% of total revenues in the respective periods. Research and development expenses were $43.8 million and $20.4 million for the nine months ended December 31, 2000 and 1999, representing 11% and 12% of total revenues in the respective periods. The dollar increases in our research and development expenses are due primarily to an increase in the number of personnel conducting research, an increase in discretionary spending related to compensation and consultancy fees, and development and quality assurance efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $13 million and $5.1 million for the three months ended December 31, 2000 and 1999, representing 8% of total revenues in the respective periods. General and administrative expenses were $34.9 million and $13.6 million for the nine months ended December 31, 2000 and 1999, representing 9% and 8% of total revenues in the respective periods. The dollar increases are primarily attributable to costs associated with administrative personnel additions and infrastructure expansion to support our growth.

ACQUISITION COSTS. Acquisition costs were $106.4 million and $8.6 million for the three months ended December 31, 2000 and 1999, representing 68% and 13% of total revenues in the respective periods. Acquisition costs were $314.7 million and $31.2 million for the nine months ended December 31, 2000 and 1999, representing 80% and 18% of total revenues in the respective periods. Acquisition costs consist of the amortization of intangibles, acquired in-process research and development costs and other acquisition related items. The dollar and percentage increases are principally attributable to our fiscal 2001 acquisitions.

PROVISION FOR INCOME TAXES

         Income tax expense was $11.1 million and $4.2 million for the three months ended December 31, 2000 and 1999, respectively. This increase results from the $20.8 million dollar increase in operating profits, before taxes and acquisition costs in the respective periods. Excluding the effect of acquisition costs on net income, the effective tax rates for the three months ended December 31, 2000 and 1999 were 33% and 32.5%, respectively. Income tax expense was $26.1 million and $11.7 million for the nine months ended December 31, 2000 and 1999, respectively. This increase results from the $43.1 million increase in operating profits, before taxes and acquisition costs, in the respective periods. Excluding the effect of acquisition costs on net income, the effective tax rates for the nine months ended December 31, 2000 and 1999, were 33% and 32.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased to $248.9 million as of December 31, 2000 from $35.2 million as of September 30, 2000. This increase is primarily attributable to the issuance during this quarter of our 5 1/2% Convertible Subordinated Notes due 2007 in the aggregate principal amount of $270 million. After deducting commissions, costs, and expenses associated with this offering, the net proceeds of this offering totaled approximately $260.6 million. We intend to use the proceeds of these notes for general corporate purposes, including capital expenditures, acquisition and investments. The notes pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on May 15, 2001. The notes are convertible by the holders at any time after initial issuance beginning 90 days after original issuance. The initial conversion price is $25 per share, equivalent to a conversion rate of 40 shares per $1,000 principal amount of notes. We may redeem the notes at any time on or after November 18, 2003 at specified prices if the trading price of our common stock exceeds $35 during a specified trading period. The notes are unsecured and rank junior to our existing and future senior indebtedness. The notes become due and payable, if not previously redeemed, on November 15, 2007.

         During July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. As of December 31, 2000, there were no amounts outstanding with respect to our $20 million facility.

         We believe that our current cash and cash equivalents, short-term investments, cash flows from operations, amounts available under our credit facility, and other financing activities, will be sufficient to meet our working capital requirements for at least the next 12 months. However, it may be necessary during this period to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

         In connection with the acquisition of Harbinger, we assumed the defense of an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. Harbinger did not maintain directors' and officers' liability insurance to cover any liability resulting from this lawsuit, and Peregrine's insurance did not cover any liability of Harbinger or its former officers or directors resulting from the lawsuit. In October 2000, we entered into an agreement in principle to settle this class action lawsuit. If the settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, final settlement is subject to further documentation, various contingencies, and approval by the court. The court may not approve the settlement. If the court does not approve the settlement, the plaintiffs in the lawsuit may proceed with their claims, without prejudice. It is also possible that if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court. If the litigation were to continue to proceed, we could be required to spend substantial sums in an effort to litigate this matter. Continued litigation would be likely to result in a diversion of management's time and attention away from business operations. If the litigation were decided adversely to Harbinger, or we agree in the future to settle this litigation for a substantial sum as a result of failure to obtain court approval of the pending settlement or for any other reason, our financial condition and results of operations could be materially and adversely affected. Please refer to "Factors That May Effect Future Results" for a more detailed description of the risks associated with this lawsuit.

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL BE PROFITABLE IN THE FUTURE ON AN OPERATING BASIS OR OTHERWISE.

         We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Through December 31, 2000, we had recorded cumulative net losses of approximately $326.6 million, including approximately $428.1 million related to the write-off of acquired in-process research and development and the amortization of goodwill and other intangible assets in connection with a series of acquisitions completed since late 1997. We have incurred, and expect to continue to incur, substantial expenses associated with the amortization of intangible assets. In addition, we do not believe recent revenue growth rates are sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

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

         Our revenues or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in a substantial decline in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. Reasons for variability of our revenues and operating results include the following:

         - OUR REVENUE GROWTH IS INCREASINGLY DEPENDENT ON A SMALL NUMBER OF LARGE LICENSE TRANSACTIONS.

                  Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter.

                  Our revenue growth in recent periods has been attributable in part to an increase in the number of large license transactions we completed in a given period. We expect our reliance on these large transactions to continue for the foreseeable future. If we are unable to complete a large license transaction by the end of a particular quarter, our revenues and operating results could be materially below the expectations of market analysts, and our stock price could fall. In particular, our dependence on a few relatively large license transactions could have an adverse effect on our quarterly revenues or revenue growth rates to the extent we are unable to complete a large license transaction because a large prospective customer determines to reduce its capital investments in technology in response to slowing economic growth.

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

         - OUR REVENUE GROWTH MAY BE AFFECTED IF OUR PARTNERS ARE UNSUCCESSFUL IN SELLING OUR PRODUCTS OR IF WE ARE UNSUCCESSFUL IN ADDING NEW PARTNERS.

                  Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. If the number or size of these partner-influenced transactions were to decrease for any reason, our revenues, revenue growth rates and operating results could be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Sales through indirect channels, including distributors, third party resellers, and system integrators, represent a significant percentage of our total sales, and this percentage has increased in recent periods. We expect this trend to continue in the future. As a result, we could experience a shortfall in our revenues, or a substantial decline in our rate of revenue growth, if sales through these channels were to decrease or were to increase at a slower rate than recently experienced. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility about our channel partners' success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following: inability of our partners to sell our products; a decision by our partners to favor competing products; or inability of our partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of including resellers and system integrators:

                  unsold licenses held by channel partners.

         - OUR QUARTERLY REVENUES AND REVENUE GROWTH RATES ARE DEPENDENT ON THE BUDGETING CYCLES AND INVESTMENT CYCLES OF OUR CUSTOMERS.

                  Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline. Many analysts predict substantially slower growth rates for, and potential reductions in, information technology capital investment in 2001. To the extent these projections prove accurate, we expect our quarterly revenues and operating results will be adversely affected.

         - OUR QUARTERLY REVENUES AND REVENUE GROWTH RATES COULD BE AFFECTED BY NEW PRODUCTS WE ANNOUNCE OR THAT OUR COMPETITORS ANNOUNCE.

                  Announcements of new products or releases by us or our competitors could cause customers to delay purchases pending the introduction of the new product or release. In addition, announcements by us or our competitors concerning pricing policies could have an adverse effect on our revenues in a given quarter.

         - OUR PRODUCTS HAVE DIFFERENT MARGINS, AND CHANGES IN OUR PRODUCT MIX COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

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

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY RESULT IN PERIODIC REDUCTIONS IN OUR REVENUES AND IMPAIRMENT OF OUR OPERATING RESULTS.

         Seasonality in our business could result in our revenues in a given period being less than market estimates. Seasonality could also result in quarter-to-quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our December quarter have tended to benefit, relative to our June and September quarters, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Our June and September quarters tend to be our weakest. Revenues and operating results in the March quarter have tended to benefit from the efforts of our sales force to meet fiscal year-end sales quotas. Notwithstanding these seasonal factors, other factors, including those identified in this section, could still result in reduced revenues or operating results in our December and March quarters. In addition, these historical patterns may change over time, particularly as our operations become larger and the sources of our revenue change or become more diverse. For example, our international operations have expanded significantly in recent years, particularly in Europe. We also have an international presence in the Pacific Rim and Latin America. We may experience variability in demand associated with seasonal buying patterns in these foreign markets. As an example, our September quarter is typically weaker in part due to the European summer holiday season.

OUR JUNE 2000 ACQUISITION OF HARBINGER CORPORATION MAY REDUCE OUR REVENUE GROWTH RATES AND MAKE PREDICTION OF OUR FUTURE REVENUES AND OPERATING RESULTS MORE DIFFICULT AS WE INTEGRATE OUR BUSINESSES AND ATTEMPT TO FOCUS THE STRATEGIC MODEL OF THE COMBINED COMPANY.

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

         In October 2000, we announced that we were implementing a strategic segmentation of our business into an infrastructure management group and an e-markets group. Our infrastructure management group focuses principally on the sale of our historic infrastructure management product line together with procurement solutions and technologies acquired from Harbinger that were complementary with or otherwise relevant to managing internal infrastructure assets. Our e-markets group focuses on the acquisition of supplies and materials used in the manufacture and production of finished goods. The e-markets group is comprised substantially of Harbinger's legacy e-commerce software and data transformation businesses as well as web-based supply catalogs and vertical exchange markets for supply and commodity markets in the automotive, energy, industrial component and retail industries.

         We expect the continuing strategic and operational integration of Harbinger into Peregrine will make prediction of our future revenues and operating results particularly difficult because our results of operations in future periods will reflect a substantially different business than the historical businesses of either Peregrine or Harbinger. We may not be able to accurately predict how the combined businesses, or the individual businesses represented by our infrastructure management and e-markets groups, will evolve. In particular, our future revenue and operating results may be adversely affected for a number of reasons resulting from the acquisition and subsequent integration processes, including the following:

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

         - In the markets for our infrastructure resource management and employee self-service software solutions, we face competition from providers of internal help desk software applications for managing information technology service desks, such as Remedy Corporation and Computer Associates; providers of asset management software, including Remedy, MainControl, and Intraware (through its recent acquisition of Janus Technologies); providers of facilities management software, including Archibus, Facilities Information Systems, and Assetworks (a division of CSI-Maximus); providers of transportation management software that competes with our fleet management and rail management software, including Control Software (a division of CSI-Maximus) and Project Software and Development Inc.; information technology and systems management companies such as Tivoli Systems (a division of IBM), Computer Associates, Network Associates, Hewlett-Packard, and Microsoft; numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our infrastructure management products; and the internal information technology departments of those companies with infrastructure management needs.

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

OUR FUTURE REVENUES AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED IF THE SOFTWARE APPLICATION MARKET CONTINUES TO EVOLVE TOWARD A SUBSCRIPTION-BASED MODEL, WHICH MAY PROVE LESS PROFITABLE FOR US.

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

         Under the subscription revenue model, we generally will recognize revenue and receive payment ratably over the term of the customer's subscription. As a result, our rates of revenue growth under a subscription model may be less than our historical rates under a license model. In addition, the price of our services will be fixed at the time of entering into the subscription agreement. If we are unable to adequately predict the costs associated with maintaining and servicing a customer's subscription, then the periodic expenses associated with a subscription may exceed the revenues we recognize for the subscription in the same period, which would adversely affect our operating results.

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

         In addition, the third-party service providers that we engage may not deliver adequate support or service to our clients, which may harm our reputation and our business. Because these third-party service providers handle the installation of the computer and communications equipment and software needed for the day-to-day operations of our Internet-based applications, we will be dependent on them to manage, maintain and provide adequate security for customer applications. If our customers experience any delays in response time or performance problems while using our Internet applications, as hosted by a third-party or by us, our customers may perceive the delays as defects with our products and may stop using our applications, which will adversely affect our revenues.

         We have limited experience outsourcing these services and may have difficulty managing this process. We will be required to monitor our third-party service providers to ensure that they perform these services adequately. In addition, if we do not maintain good relations with these third-party service providers, or if they go out of business, they may be unable to perform critical support functions for us. If we were unable to find replacement third-party service providers, we would be required to perform these functions ourselves. We may not be successful in obtaining or performing these services on a timely or cost-effective basis.

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

OUR BUSINESS COULD BE HARMED IF WE LOST THE SERVICES OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT TEAM.

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

WE MAY BE UNABLE TO EXPAND OUR BUSINESS AND INCREASE OUR REVENUES IF WE ARE UNABLE TO EXPAND OUR DISTRIBUTION CHANNELS.

         If we are unable to expand our distribution channels effectively, our business, revenues and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, resellers and other third party channel partners who market and sell our products. If we cannot establish these relationships, or if our channel partners are unable to market our products effectively or provide cost-effective customer support and service, our revenues and operating results will be harmed. Even where we are successful in establishing a new third- party relationship, our agreement with the third party may not be exclusive. As a result, our partner may carry competing product lines.

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

OUR REVENUES, OPERATING RESULTS, AND STOCK PRICE COULD BE ADVERSELY AFFECTED IF WE WERE UNABLE TO CONDUCT OUR BUSINESS. IN PARTICULAR, OUR ADMINISTRATIVE FACILITIES AND PRINCIPAL BUSINESS OPERATIONS ARE LOCATED IN CALIFORNIA, AND ANY DISRUPTION IN THE AVAILABLE POWER SUPPLY IN CALIFORNIA COULD DISRUPT OUR OPERATIONS, REDUCE OUR REVENUES, AND INCREASE OUR EXPENSES.

         Our operations, and those of third parties on which we rely, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our operating activities and facilities, including our headquarters and principal administrative facilities, are located in the State of California. California is in the midst of an energy crisis that could interrupt our power supply or that of our third-party service providers and thereby disrupt our operations and increase our expenses. In the event of an acute power shortage, California has implemented, and may in the future continue to implement, rolling blackouts throughout the state. In the event these blackouts continue or increase in severity, they could disrupt the operations of one or more of our facilities. We currently do not have back-up generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. We are, however, in the process of installing back-up generators and developing a plan to permit us to continue to operate critical functions based in California. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

         In addition, the utility deregulation program instituted in 1996 by the California government deregulated wholesale prices while continuing to regulate the retail prices charged by the electrical utilities. While wholesale prices have increased dramatically, retail prices have, until recently, not increased at comparable rates. Our business is substantially dependent on the availability and price of electricity. If retail electricity prices rise dramatically, we expect our expenses will increase, our operating results will be harmed, and our stock price could fall.

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

OUR OUTSTANDING INDEBTEDNESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, AND WE MAY INCUR SUBSTANTIALLY MORE DEBT.

         As of the date of this report, we have approximately $270 million of indebtedness outstanding, consisting principally of our 5 1/2% convertible subordinated notes due 2007. Our indebtedness could adversely affect our results of operations and financial condition. For example, our results of operations will be adversely affected by approximately $14.85 million in annual interest expenses, payable semi-annually. In addition, our indebtedness could:

         - increase our vulnerability to general adverse economic and industry conditions;

         -        limit our ability to obtain additional financing;

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

         - place us at a competitive disadvantage relative to our competitors with less debt.

         Our indebtedness will require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of the cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes.

         We may incur substantial additional debt in the future. The terms of our existing indebtedness does not, and future indebtedness may not, prohibit us from doing so. If new debt is added to our current levels, the related risks described above could intensify.

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

         We will be required to generate cash sufficient to pay all amounts due on our outstanding indebtedness and to conduct our business operations. We have incurred net losses, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make payments on our indebtedness. Our ability to meet our future debt service obligations will be dependent upon our future operating performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

PRODUCT DEVELOPMENT DELAYS COULD HARM OUR COMPETITIVE POSITION AND REDUCE OUR REVENUES.

         If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. We have experienced product development delays in the past and may experience delays in the future. In particular, we may experience product development delays associated with the integration of recently acquired products and technologies. Delays may occur for many reasons, including an inability to hire sufficient number of developers, discovery of software bugs and errors, or a failure of our current or future products to conform to industry requirements.

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

         If we are subject to a successful claim of infringement and we fail to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis, our revenues could decline or our expenses could increase.

         We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention.

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

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE HIGHLY VOLATILE, WHICH MAY MAKE THE COMMON STOCK DIFFICULT TO RESELL AT ATTRACTIVE TIMES AND PRICES.

         The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

         - actual or anticipated variations in our quarterly operating results;

         -        announcements of technological innovations;

         -        new products or services offered by us or our competitors;

         -        changes in financial estimates by securities analysts;

         - conditions or trends in the software industry generally or specifically in the markets for infrastructure management or e-business connectivity solutions;

         - changes in the economic performance and/or market valuations of our competitors and the software industry in general;

         - announcements by us or our competitors of significant contracts, changes in pricing policies, acquisitions, strategic partnerships, joint ventures or capital commitments;

         - adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, the standards;

         -        adverse or unfavorable publicity regarding us or our products;

         -        our loss of a major customer;

         -        additions or departures of key personnel;

         -        sales of our common stock in the public market; and

         -        other events or factors that may be beyond our control.

         In addition, the stock markets in general, and in particular the markets for securities of technology and software companies, have experienced extreme price and volume volatility and a significant cumulative decline in recent months. This volatility has affected many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors can materially and adversely affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM 2. CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         On December 29, 2000, we issued 3,015,076 shares of our common stock in connection with the acquisition of certain assets from Tivoli Systems, Inc. The acquisition was affected pursuant to an Asset Purchase Agreement dated as of December 10, 2000. The shares of our common stock issued to former shareholders of Loran were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 set forth in Regulations D.

         On December 13, 2000, we issued our 5 1/2% Convertible Subordinated Notes due 2007 in the aggregate principal amount of $20 million upon exercise by our placement agents of an option to acquire additional notes. The notes and the shares of common stock issuable upon conversion of the notes were not registered under the Securities Act but were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

EXHIBITS   EXHIBIT TITLE
--------   -------------

3.1        Amended and Restated Certificate of Incorporation, as Amended.

         b)       Reports on Form 8-K:

         On December 11, 2000, we filed a Current Report on Form 8-K announcing our proposed acquisition of the Tivoli Service Desk suite of products from Tivoli Systems, Inc. The asset purchase was completed on December 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 14th day of February, 2001.

                               PEREGRINE SYSTEMS, INC.


                               By:             /s/ Matthew C. Gless
                                   ---------------------------------------------
                                                   Matthew C. Gless
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER