Form 10-K
period 2001-03-31
PEREGRINE SYSTEMS INC
filed 2001-06-29
CIK 1031107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           MARCH 31, 2001,

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of Peregrine Systems, Inc., based on the closing sale price of Peregrine's common stock on March 31, 2001, as reported on the Nasdaq National Market, was approximately $3.1 billion. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of Peregrine have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 31, 2001, Peregrine had 160,359,096 shares of its common stock, $0.001 par value, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PEREGRINE SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

PART I........................................................................      1

        ITEM 1.   Business....................................................      1
        ITEM 2.   Properties..................................................     12
        ITEM 3.   Legal Proceedings...........................................     13
        ITEM 4.   Submission of Matters to a Vote of Security Holders.........     13

PART II.......................................................................     14

        ITEM 5.   Market for Peregrine's Common Equity and Related Stockholder
                  Matters.....................................................     14
        ITEM 6.   Selected Consolidated Financial Data........................     15
        ITEM 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     16
        ITEM 7A.  Quantitative and Qualitative Disclosures About Market
                  Risk........................................................     40
        ITEM 8.   Financial Statements and Supplementary Data.................     40
        ITEM 9.   Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................     40

PART III......................................................................     41

        ITEM 10.  Directors and Executive Officers of Peregrine...............     41
        ITEM 11.  Executive Compensation......................................     45
        ITEM 12.  Security Ownership of Certain Beneficial Owners and
                  Management..................................................     49
        ITEM 13.  Certain Relationships And Related Transactions..............     50

PART IV.......................................................................     51

        ITEM 14.  Financial Statements, Financial Statement Schedule,
                  Exhibits, and Reports On Form 8-K...........................     51
        SIGNATURES............................................................     54

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS CONCERNING OUR FUTURE OPERATIONS, FINANCIAL CONDITION AND PROSPECTS, AND BUSINESS STRATEGIES. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE" AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS IN OUR COMMON STOCK ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR FUTURE BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM OUR HISTORICAL RESULTS OR CURRENTLY ANTICIPATED RESULTS. INVESTORS SHOULD CAREFULLY REVIEW THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND FUTURE OPERATING RESULTS," BEGINNING ON PAGE 16 OF THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. IN ADDITION, INVESTORS ARE ENCOURAGED TO REVIEW CAREFULLY THE ADDITIONAL INFORMATION CONTAINED UNDER THE CAPTION "ADDITIONAL RISKS ASSOCIATED WITH OUR PENDING ACQUISITION OF REMEDY CORPORATION," BEGINNING ON PAGE 37 OF THIS REPORT.

OVERVIEW

    Peregrine is a leading global provider of software and services that are designed to reduce the frictional cost of doing business for our client's organizations. We offer products and services to address three principal domains:

    - infrastructure resource management;

    - employee relationship management (or self-service); and

    - e-commerce technologies and services.

    We offer software products, services, and enabling technologies that permit businesses to eliminate points of friction in their business processes and to improve their returns on capital and investment in their infrastructure assets and electronic business investments. Our solutions are intended to make our customers more competitive in their markets by removing the friction points associated with three primary business processes:

    - life cycle management of infrastructure assets, from the point of procurement through deployment, use, maintenance, change, and ultimately disposition;

    - employee procurement of the infrastructure required to do their jobs, including e-procurement, employee self-service, knowledge access, and reservation of shared assets, such as conference rooms and office space in remote locations; and

    - e-transaction management, which eliminates friction points among buyers, suppliers, and market places as our customers attempt to transact business through a global web of connected trading partners.

    Peregrine is organized to provide its solutions to customers through three groups:

    - the infrastructure management group, referred to as "IMG";

    - the e-markets group, referred to as "EMG"; and

    - the integrated solutions group, referred to as "ISG."

    Our infrastructure management group provides software, technologies, and services to optimize and manage the procurement, maintenance, and disposition of business infrastructure. We believe the use of our products can result in more efficient deployment of capital and other resources and can lower the cost of operating and maintaining organizational infrastructure. We offer management solutions for diverse categories of business assets, including technology equipment and systems, telecommunications networks, corporate vehicle fleets, and physical plant and facilities. Our products offer complete life cycle management of infrastructure assets. At the beginning of the cycle, we offer technologies and services that enable buyers and sellers of infrastructure assets to purchase and sell assets electronically over the Internet. Once an asset has been made available for automated purchase or lease, we then automate and facilitate the management and maintenance of the asset as well as its ultimate disposition. In addition, our employee relationship management applications offer individual employees direct access to the resources, help, information, or infrastructure they require.

    Our e-markets group provides a suite of business-to-business software products and services to facilitate the processes of selling and purchasing direct goods among trading partners. Specifically, our e-markets group focuses on creating and delivering technology and services that enable e-commerce. We provide fundamental connection, transformation, cataloging, enterprise application integration, and business-to-business process integration in order to remove the frictional costs from the processes of electronic commerce. The e-markets group provides vertically focused solutions for electronic commerce that are primarily focused on the automotive, energy, industrial component, and retail/ distribution industries. We believe that the combination of our technologies, as well as our hosted network service offerings, can result in lower costs, higher reliability, and easier use for creating business-to-business connections using the Internet.

    In April 2001, we announced the creation of our integrated solutions group. We created this group specifically to respond to the requirements of our large, multinational enterprise customers, whom we believe require integrated and comprehensive solutions for both infrastructure management and e-transaction management. The group is intended to leverage the synergies between our infrastructure management and e-markets groups by working with our large alliance partners, including some of the world's largest consulting firms, managed service providers, and system integrators. These partners serve as important and persuasive "influencers" for large enterprises considering technology purchases, and the integrated solutions group was created to continue to create and improve relationships with these partners. The integrated solutions group has two primary responsibilities within our organization. The first mission of the integrated solutions group will be to market and sell our comprehensive product portfolio to our large enterprise customers and strategic partners in a manner that is most efficient for both Peregrine and its largest customers. The group's second objective is to sponsor and evolve new business areas through an internal incubator process. An example of one such incubator activity currently managed by the integrated solutions group is our recent introduction of REAL ESTATE PORTFOLIO MANAGER, a web-based technology offered primarily as a hosted solution to large real estate owners, operators, leasing companies, and lessors to reduce the frictional costs associated with managing a host of complex tasks involved in corporate real estate investments.

CORPORATE BACKGROUND

    We were incorporated in California in 1981 and reincorporated in Delaware in 1994. Our principal executive offices are located at 3611 Valley Centre Drive, San Diego, California 92130. Our telephone number at that address is
(858) 481-5000.

INDUSTRY BACKGROUND

    Businesses across many industries are facing increasing competitive pressures to improve their operations by optimizing the management and procurement of infrastructure assets. In response, businesses are deploying information technology to gain competitive advantages to more efficiently manage the life cycle of infrastructure assets.

    We believe that the operational effectiveness of an organization ultimately depends on the efficient acquisition, management, and divestiture of infrastructure assets. Threats to infrastructure pose substantial business risks. Issues addressed in connection with Year 2000 remediation, European currency conversion, computer viruses, major facilities relocations and changes in network environments have highlighted for senior business executives and information technology managers the extent of infrastructure dependency and its associated risks. In addition, in recent years, companies have focused substantial resources on creating more efficient and less costly manufacturing, production, and other core business processes, and we believe that they are now looking internally to achieve similar cost reductions and efficiencies in acquiring and maintaining infrastructure assets.

    To address these challenges, businesses are increasingly replacing paper or spreadsheet-based applications with single, integrated software solutions to optimize the workflow associated with the processes to acquire, deploy, maintain, operate, and divest infrastructure assets efficiently throughout their life cycle. To further reduce infrastructure costs, businesses are increasingly seeking web-based applications to facilitate the procurement of complex assets. These assets can range from computers to manufacturing machinery to transportation equipment that are mission-critical to core business operations. The Internet provides a cost-effective and efficient channel for connecting and transacting with global suppliers, distributors and customers. We believe leveraging web-based procurement applications accelerates the procurement cycle, lowers the cost of acquiring assets, minimizes levels of asset inventory, and enables individual employees to initiate procurement decisions on an as-needed basis, subject to automated approval processes that are less costly and more efficient than manual order and approval processes.

DEVELOPMENT OF OUR BUSINESS

    Until recently, our products focused principally on problem management for an organization's information technology infrastructure. Historically, our principal product suite has been SERVICECENTER, an integrated enterprise service desk software solution that assists information technology departments to manage and maintain their internal computer networks and related assets.

    In addition to our internal development efforts, we have also made several acquisitions intended to broaden the scope of our product suite beyond network help desks. We have acquired, through product acquisitions and mergers, solutions addressing asset management, fleet management, facilities management, rail management, and telecommunication management, among others. In June 2000, we completed the acquisition of Harbinger, through which we acquired the e-transaction management and other e-business products and services that now comprise our e-markets group.

    In addition to the technologies and products we have obtained through acquisitions, we have also focused substantial resources on internal product and technology development. Our employee self-service procurement product, GET-IT, was developed internally and introduced in late 1999 to assist companies in automating their internal asset procurement processes and making these processes more efficient. We believe continued investment in research and development is critical to maintain and improve our competitive position. Accordingly, we expect to continue to invest substantial resources in product and technology development.

RECENT ACQUISITION DEVELOPMENTS

    On June 11, 2001, we announced that we had entered into a definitive merger agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. The acquisition is subject to approval by Remedy's stockholders, regulatory approvals (including United States and foreign antitrust approvals), and customary closing conditions. If the merger is completed, we will acquire all of the outstanding common stock of Remedy. Each outstanding share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of our common stock. In addition, we will assume options outstanding under Remedy's employee stock incentive plans. Excluding assumed options and based on Remedy's outstanding common stock as of June 7, 2001, we expect to issue approximately 28 million shares of our common stock in connection with the merger and to pay Remedy stockholders an aggregate cash consideration of approximately $274.5 million.

    The pending acquisition of Remedy presents a number of risks, including the risk that the acquisition is not completed. For more information about the acquisition, please review the information under the caption "Additional risks associated with our pending acquisition of Remedy Corporation," beginning on page 37.

PRODUCTS

    As of March 31, 2001, we offered over 40 infrastructure management, employee relationship management, and e-commerce software products. The following discussion summarizes the principal product families of our infrastructure management and e-markets groups.

    INFRASTRUCTURE MANAGEMENT GROUP

    SERVICECENTER is a set of applications designed to maintain the effectiveness and functionality of an organization's information technology infrastructure. Products in this family include applications that report, track, and assist operators in resolving problems with a business enterprise's computing environment. Other SERVICECENTER applications maintain inventories of network devices and applications in order to provide a framework for managing changes to a network. The applications include products that track costs associated with infrastructure problems and changes and that automate and track an organization's equipment and services ordering process. SERVICECENTER includes an Internet-hosted version, E-SERVICECENTER, in which we act as system administrator and operator for the customer.

    ASSETCENTER is a set of applications designed to manage financial information relating to an organization's portfolio of information technology investments. This family includes applications that provide a comprehensive inventory of an organization's equipment, users, suppliers, and contracts, and that assist in the financial analysis and decision-making of acquiring information technology products. Other ASSETCENTER products help organizations to monitor leased and rented equipment, and track, control, and allocate information technology related expenses.

    INFRATOOLS is a suite of software tools used in the real-time discovery, tracking, and integration process of information technology infrastructure. Applications in this family automate the discovery and inventory of personal computer hardware and software assets, and the discovery, inventory, and monitoring of intelligent devices on a network, such as routers, hubs, switches, servers, and workstations. In addition, INFRATOOLS includes products that remotely manage a number of intelligent devices with a graphical user interface, either through dedicated networks or the Internet.

    FACILITYCENTER is a set of applications designed to manage assets related to physical plant and facilities. FACILITYCENTER includes space planning, facilities management, work order management, stacking, maintenance management, facilities help desk, cable plant management, computer aided design integrator, and data collection. E-FACILITYCENTER, an Internet-hosted version, offers the application set to real estate and facility managers on a hosted basis.

    REAL ESTATE PORTFOLIO MANAGER manages all components of a real estate portfolio, providing property management, contract management, and project management. This scalable solution helps organizations manage small to global real estate portfolios.

    FLEETANYWHERE is a comprehensive, Internet-enabled, fully integrated fleet management system. This product family tracks all functions related to the maintenance of equipment fleets, including processing repair and work orders, tracking operating expenses, and tracking and billing for equipment usage.

E.FLEET, an Internet-hosted version, offers the FLEETANYWHERE application set to fleet managers on a hosted basis.

    GET-IT, our employee relationship management suite, is designed to improve employee productivity and reduce operating expenses. Applications in this family provide employees with a single point of access to secure knowledge, resources, and services. Specifically, GET-SERVICES provides employees with a single point of entry for initiating and tracking service requests. GET-RESOURCES enables employees to obtain assistance with their infrastructure, GET-ANSWERS allows employees to ask questions of their company knowledge bases, and GET-CHARGEBACKS is a chargeback application that provides fiscal management of enterprise services and assets.

    TELECENTER is a product family that helps an organization to manage its telecommunications assets. Applications in this family monitor and collect information produced by network switching equipment and provide customers with the information to control costs and usage of their voice communications network, monitor network operating status, and maintain network integrity.

    E-MARKETS GROUP

    B2B ENABLEMENT is a suite of e-business software applications and services for trading community management. Services in this suite allow enterprises and e-marketplaces to attract a critical mass of suppliers and other business partners for the purpose of conducting online business. A related software application provides customers with an automated tool for rapidly profiling trading partners and their participation in private, industry, and marketplace communities.

    CATALOG AND CONTENT MANAGEMENT is a suite of e-business software and services for the creation and management of online procurement catalogs. Implementations include both buy-side (within the firewall) and sell-side (outside the firewall) configurations. Applications in this family provide a catalog search engine, as well as management tools for the preparation, validation, publishing, and approval of catalog items before they are made available to buyers. Services in this suite allow suppliers to outsource the preparation and maintenance of catalog content.

    DATA TRANSFORMATION is a suite of e-business software and services that allows businesses to create, exchange, and decipher online transactions using a variety of data standards. Applications in this suite are compatible with multiple formats, including XML (eXtensible markup language), EDI (electronic data interchange), RosettaNet, Biztalk, OBI, and flat file as well as proprietary formats. The software supports both real-time and batch transaction processing and automatically interprets and transforms data between formats regardless of the software used on either end of a transaction. Services in this suite allow transactions to be converted between data formats before they are received by a trading partner.

    B2B INTEGRATION is a suite of e-business software that allows an enterprise to integrate the flow of data between its business systems, automate its business processes, extend its business systems and processes out to trading partners, and create an end-to-end "digital dialogue" for business-to-business transactions. Integration adapters provide interfaces among ERP (enterprise resource planning), CRM (customer relationship management), SCM (supply chain management), and other business systems.

    NETWORK SERVICES is a suite of e-business connectivity and value-added services for trading partners. GET2CONNECT (www.get2connect.net) is the center of our solution for business-to-business relationship management. It provides a single point of access on the Internet for transaction exchange, application hosting, and monitoring and managing each customer's e-business program. Value-added services include an array of tools for gaining insight to online trading programs, such as supply chain analytics, compliance tracking, and reporting.

PRODUCT INTEGRATION

    We have completed several acquisitions of businesses and technologies since late 1997. As a result, our research and development personnel have focused substantial effort on integrating the acquired products and technologies into a single product suite with a common data repository. In October 2000, we announced we had integrated the connectivity, marketplace, and catalog technology acquired through the acquisition of Harbinger with our infrastructure resource management products. At the same time, we announced we had also integrated some of the technology we obtained through the purchase of Loran's network discovery product. Prior to the Loran acquisition, we resold Loran's products under our INFRATOOLS product line. We are continuing to expend resources to improve the integration of SERVICECENTER, ASSETCENTER, and FACILITYCENTER. Integration of products of this number and complexity is costly and time consuming, results in the diversion of resources from the development of new or enhanced products and technologies, and exposes us to a number of risks which are described in greater detail under the caption "Factors that may affect our business, financial condition, and future operating results," beginning on page 24.

    If our pending acquisition of Remedy Corporation is completed, we expect to expend substantial resources integrating Remedy's products with our products. Integration of an acquisition as large as our proposed acquisition of Remedy presents a number of risks. Some of these risks are identified under the caption "Additional risks associated with our pending acquisition of Remedy Corporation," beginning on page 37. You are encouraged to review and consider this information carefully.

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

    We believe that the ability to deliver new and enhanced products to customers is a key success factor. We have historically developed our products through a consultative process with existing and potential customers. We expect that continued dialogue with existing and potential customers may result in enhancements to existing products and the development of new products. We have in the past devoted and expect to continue to devote a significant amount of resources to developing new and enhanced products. We currently have a number of product development initiatives underway. We cannot predict, however, whether any enhanced products, new products, or product suites will be embraced by existing or new customers. The failure of any of these products to achieve market acceptance could have a material adverse effect on our business, results of operations and financial condition.

    Our research and development expenditures in fiscal 2001, 2000, and 1999 were $62.0 million, $28.5 million, and $13.9 million, representing 11%, 11%, and 10% of total revenues in the respective periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 16 of this report, for additional discussion of these expenditures.

    The market for our products is subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may quickly render our existing products and services obsolete. As a result, our position in existing markets or other markets that we may enter could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part on our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, and respond to competitive products. Our product development efforts are expected to continue to require substantial investment by us. There can be no assurance that we will have sufficient resources to make the necessary investments. We have in the past experienced product development delays, and there can be no assurance that we will not experience product development delays in the future. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or enhanced products. In addition, there can be no assurance that any new or enhanced products will achieve market acceptance, or that our current or future products will conform to industry requirements. Our inability, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on our business, results of operations, and financial condition, and could negatively affect our stock price. Moreover, many of our recent product introductions have been made possible by acquisitions of companies, businesses, or technologies that we felt would complement our existing infrastructure management and e-business product lines. We expect continued growth in our businesses to occur as a result of our strategic acquisitions. Acquiring businesses, products, or technologies poses substantial integration risks not present with internal development. Please review the section under "Management's Discussion and Analysis of Financial Condition and Results of Operations" with the caption "Factors that may affect our business, financial condition, and future operating results," beginning on page 24. This section describes the numerous risks relating to product development and acquisitions, among others, that could adversely affect our business.

TECHNOLOGY

    Our products rely on a number of standard, commercially available technologies for relational database storage and retrieval and client/server communications. They are designed to support a range of implementations of infrastructure management applications within medium to large-sized organizations. We have developed other technologies designed to provide a comprehensive environment to build, deploy, and customize a range of applications.

    N-TIERED ARCHITECTURE. N-tiered architecture applications permit the separation of multiple clients, multiple application servers, and multiple database servers in a single cohesive application implementation. Our database, business rules, and presentation technologies create an N-tiered client/ server architecture intended to provide scalability and flexibility. The tiers are logically separated, allowing changes to the database design or the graphical interface to be made without requiring changes to the business rules or other related tiers.

    EASY CUSTOMIZATION/EXTENSION. In order to make our software fit customers' needs, our products provide a number of tools that enable customers to customize and extend SERVICECENTER, ASSETCENTER, FACILITYCENTER, and FLEETANYWHERE. The design of the database, the contents and appearance of the user interface, and the business rules can be modified using the standard tools that we provide with the system.

    RAPID APPLICATION DEVELOPMENT ENVIRONMENT. We have created a "fill-in-the-blanks" development environment for building and deploying applications. All SERVICECENTER applications are implemented using our rapid application development environment. If a customer requires more extensive modification, the system can be customized by changing the applications that we provide or by implementing new applications using the rapid application development environment. In fiscal 1999, we introduced an advanced graphical workflow engine in ASSETCENTER, along with technology for simplified tailoring of the application. Our new product developments have been standardized upon a Java and Enterprise Java Beans development environment using XML and HTTP for inter-application event and data connectivity.

    DISTRIBUTED SERVICES. We have distributed a database technology that provides replication services and the capability to move work from one SERVICECENTER system to another. These services are database vendor independent and contain knowledge of the application schema.

    ADAPTERS. We provide adapters to industry standard application programming interfaces, such as SMTP e-mail, and leading vendors' products. These adapters expand the reach of our products by allowing them to interact with other products currently in the customer's environment. We have also created adapters that permit the system to communicate using e-mail, beepers, facsimile, and Lotus Notes. The adapters also provide communication with third party network management tools such as Hewlett-Packard's OpenView, Computer Associates' Unicenter, Tivoli's TME, Cabletron's Spectrum, Sun's SunNet Manager, and others. In addition, we have created an open application programming interface permitting software developed by third parties, end-users, or our professional services group to be integrated into the system.

    INTELLIGENT AGENTS. We provide intelligent agents that gather and feed information to SERVICECENTER. The agents provide automated inventory gathering and problem determination data for use in problem resolution and management of an information technology environment. The agents permit help desk personnel to open, update, and close trouble tickets based on criteria provided by the customers.

    GLOBAL USER ACCESS. The technology underlying our GET-IT employee self-service applications also provides the foundation for a common user approach to all of our applications, some applications of other software vendors and customer-written applications. GET-IT technology provides a dynamic user interface which enables users to access GET-IT's data and applications through a cell phone, on a Palm OS, or Windows CE device.

    UNIVERSAL CONNECTIVITY. Our technology also provides open communication among our products, and between our products and applications and integration tools from other software technology companies, which provides a unified user interface for an organization's infrastructure management applications.

SALES AND MARKETING

    We sell our software and services in North America and internationally primarily through a direct sales force. During fiscal 2001, we implemented a strategic segmentation of our business into two groups, our infrastructure management group and our e-markets group, each with a dedicated sales and marketing team to pursue business opportunities in their respective markets. In April 2001, we announced the creation of our integrated solutions group. This division is intended to focus our sales efforts to large multinational corporations with both infrastructure management and e-business requirements.

    A large number of our sales force is based at our San Diego headquarters, but we also have North American sales personnel located in, or in close proximity to, most major cities in the United States, Canada, and Mexico. Our international sales force is located in major metropolitan areas of Europe and the Pacific Rim. Our sales model combines telephone and Internet communications for product demonstrations with travel to customer locations to pursue a consultative sales process. In addition to our direct sales strategy, we continually seek to broaden the distribution of our products by marketing and selling them through indirect distribution channels. As a result, we have established important distribution relationships with managed service providers (such as IBM and EDS), system integrators, and resellers. Sales through these indirect channels have contributed significantly to our revenue growth in recent periods. Even where our revenues are not directly attributable to our relationship partners, we believe these partnerships are extremely important in influencing a customer's purchase decision, particularly in the case of system integrators and major service providers working with large enterprise customers. Creating and maintaining these relationships, therefore, is critical to our revenue growth prospects. For example, in December 2000, we acquired IBM's enterprise service desk product line and customer base and entered into a strategic distribution agreement with IBM with respect to our infrastructure management products. In addition, in recent years, our revenues and revenue growth have become increasingly dependent on completion of a relatively small number of large license transactions with large companies and multinational distributors. For the year ended March 31, 2001, sales to one of our customers accounted for approximately 10% of our total revenues. Our reliance on third party distributors to sell our products and the increasing concentration of our revenues among a limited number of large customers pose substantial risks to our business that you should carefully consider. These and other risks facing our business are described under the caption "Factors that may affect our business, financial condition, and future operating results," beginning on page 24.

    When sold through direct channels, the sales cycle for our products typically ranges from four to nine months, depending on a number of factors, including the size of the transaction and the level of competition we encounter in our sales activities. Because our sales cycle is relatively long, predicting our future revenues is difficult.

    In recent periods, we have devoted significant resources to building our marketing organization and infrastructure. We have significantly expanded product marketing, marketing communications, alliance marketing, telemarketing, and sales training. The primary focus of our marketing department is to generate qualified leads for our worldwide direct sales force and to create market awareness programs for Peregrine and our products. As part of our strategy, we invested significantly in the Internet, developing a new corporate web site during fiscal 2000 and executing an array of web-based marketing programs. In addition, during fiscal 2000, we established an executive briefing center in order to focus our sales efforts at senior levels within our prospective customers' organizations. During fiscal 2001, we have invested substantially in marketing to increase awareness of Peregrine and its product line, including an increase in our advertising expenditures.

    We have significantly increased the size of our sales force over the last year, both through acquisitions and direct hiring. We expect to continue hiring sales personnel, both domestically and internationally, over the next twelve months. Competition for qualified sales personnel is intense in the software industry. We also expect to increase the number of our regional, national, system integrator and channel partners, both domestically and internationally. Any failure to expand our direct sales force or distribution channels could have a material adverse effect on our business, results of operations, and financial condition.

    We believe that our continued growth and profitability will require continued expansion of our international operations, particularly in Europe, Latin America, and the Pacific Rim. We intend to expand international operations and to enter additional international markets, either directly or through international distribution or similar arrangements, which will require significant management attention and financial resources. Competition for suitable distribution partners is intense in many markets outside of North America. There can be no assurance that we will be successful in attracting and retaining qualified international distributors or that we will be successful in implementing direct sales programs in selected international markets. If we are unable to obtain qualified international distribution partners or are otherwise unable to successfully penetrate important international markets, our business, results of operations, and financial condition would be materially and adversely affected.

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

    We offer training courses in the implementation and administration of our products. On a periodic basis, we offer product training at our facilities in San Diego, Orlando, Washington, London, Paris, Frankfurt, Amsterdam, and Tokyo for customers and business partners. Customer-site training is also available.

    We maintain a staff of customer support and customer care personnel, who provide technical support and periodic software updates to our customers and partners. We offer complete technical support services 24 hours a day, five days per week, with critical care services offered 24 hours a day, seven days a week via toll-free lines through our local offices in Europe and San Diego. In addition to telephone support, we provide support via facsimile, e-mail, and a web server.

COMPETITION

    The markets for our products are highly competitive and diverse. The technology for infrastructure management, e-commerce enablement, and employee self-service software products can change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. In the last few years, we have experienced substantial competition from new competitors of all types and sizes, and we do not foresee a change in the rate of increasing competition.

    SOURCES OF EXISTING COMPETITION

    We face competition from a number of sources in the markets for our infrastructure resource management, e-commerce enablement, and employee relationship management software solutions. We face competition from numerous companies that offer products that compete with one or more of our products and services. With respect to our infrastructure management products, these competitors include software companies as well as information technology and system management companies, such as Applix, Blue Ocean, Computer Associates, Control Software (a division of CSI-Maximus), FrontRange, Hewlett-Packard, IBM, Intraware, Main Control, Microsoft, MRO Software (formerly Project Software and Development Inc.), Network Associates, Nortel, PeopleSoft, Remedy, and Royal Blue Technologies. In the markets served by our e-commerce enablement technology, we face competition from providers of customer relationship portals, such as Aspect Communications; providers of catalog management solutions, such as Requisite Technology; providers of e-commerce enablement software such as webMethods; and providers of legacy e-commerce technology and services such as SBC Communications, through its acquisition of Sterling Commerce, and General Electric eXchange Solutions. In the markets for employee relationship management products, including procurement and e-procurement solutions, we face competition from established providers of business-to-business Internet commerce solutions such as Ariba and CommerceOne; established providers of enterprise resource planning software such as Oracle and SAP; and numerous start-up and other entrepreneurial companies offering products that provide one or more aspects of employee relationship management such as self-help service offerings, or web-based knowledge management systems.

    SOURCES OF FUTURE COMPETITION

    Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the markets for enterprise infrastructure management, e-procurement, and e-business connectivity applications continue to develop. In addition, current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with our smaller competitors. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire a significant market share.

    Increased competition may result from acquisitions of other infrastructure management, e-procurement, or e-business connectivity software vendors by system management companies. The results of increased competition, including price reductions of our products, reduced gross margins, and reduction of market share, could materially and adversely affect our business, operating results, and financial condition. In several of our market segments, we believe there is a distinct trend by competitors toward securing market share at the expense of profitability. This could have an impact on the mode and success of our ongoing business in these segments.

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

    We believe that the principal competitive factors affecting our customer markets include product features such as adaptability, scalability, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we will maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources. In addition, we believe that our future financial performance will depend in large part on our success in continuing to expand our product line of infrastructure management and e-business solutions and in creating organizational awareness of the benefits associated with purchasing these integrated solutions from a single vendor.

INTELLECTUAL PROPERTY

    Our success depends heavily on our ability to maintain and protect our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights, which offer only limited protection. To a lesser extent, we rely on patent protection, and some of our technologies, consisting principally of acquired technologies, are covered by issued patents and pending patent applications. We do not know if any of these patents would prove enforceable, if challenged, or if we attempted to enforce one or more of them against a third party, or whether any pending patent applications will actually result in issued patents. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation, and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors, and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Other parties may independently develop competing technology. Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Despite precautions we may take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications.

    We employ a variety of intellectual property in the development and sale of our products. We believe that the loss of all or a substantial portion of our intellectual property rights would have a material and adverse effect on our business, financial condition, and results of operations. Our intellectual property protection measures might not be sufficient to prevent misappropriation of our technology. From time to time, we may desire or be required to renew or obtain licenses from others in order to develop further and market commercially viable products effectively. Any necessary licenses might not be available on reasonable terms, if at all, and the associated license fees could increase our expenses and impair our results of operations.

    Litigation concerning intellectual property is common among technology companies. Third parties have from time to time claimed that we infringe their marks, products, or technologies. We expect these claims to increase as our business and intellectual property portfolio become larger. These pending claims, any future claims, and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate what we believe to be our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

    - cease selling, incorporating, or using marks, products, or technologies that incorporate any infringed intellectual property;

    - obtain from the holder of any infringed intellectual property right a license to sell or use the relevant intellectual property, which may not be available on acceptable terms, if at all, and which would in any event have an adverse impact on our results of operations; or

    - redesign those products or services that incorporate the disputed intellectual property.

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

EMPLOYEES

    As of March 31, 2001, we employed 2,956 persons, including 1,074 in sales and marketing, 413 in customer support, 465 in professional services, 503 in research and development and 501 in finance and administration. Of our employees, 778 were located outside North America, principally in Europe. None of our employees is represented by a labor union (other than by statutory unions or workers' committees required by law in some European countries). We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Our principal administrative, sales, marketing, support, research and development, and training functions are located at our headquarters facility in San Diego, California. In June 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space, including an option on approximately 118,000 square feet for our headquarters in San Diego, California. This office space (including the option) relates to a five building campus in San Diego, California. Our San Diego personnel occupy three of these buildings, and we sublease part of the fourth building. In June 2001, we exercised our option for the fifth and final building at the San Diego campus, which is scheduled to be completed in October 2002. Including the exercise of the option, the leases require minimum aggregate lease payments of approximately
$201.2 million over their term, which is approximately twelve years. In Atlanta, we lease approximately 95,000 square fee of space, principally for our e-markets group, under a lease expiring in 2008.

    We also lease office space for sales, marketing, and professional services staff in most major metropolitan areas of the United States and Canada as well as in various metropolitan centers around the world.

ITEM 3. LEGAL PROCEEDINGS

    In connection with our acquisition of Harbinger Corporation in June 2000, we assumed the defense of an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. In September 1999, a complaint was filed against Harbinger and some of its former officers and directors in the United States District Court for the Northern District of Georgia. The complaint alleges that the defendants misrepresented or omitted material facts in violation of federal securities laws. An amended complaint was filed in March 2000, expanding upon the allegations of the initial complaint by, among other things, alleging accounting improprieties. The allegations relate to actions by Harbinger during the period from February 1998 to October 1998. Harbinger did not maintain directors' and officers' liability insurance during this period. As a result, we are not insured with respect to any potential liability of Harbinger or any officer or director of Harbinger. Harbinger was, however, obligated under agreements with each of its officers and directors to indemnify them for the costs incurred in connection with defending themselves against this litigation and is obligated to indemnify them to the maximum extent permitted under applicable law if they are held liable. In connection with the acquisition, we agreed to honor these contractual arrangements.

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

    In addition to the class action lawsuit, we are a party to various other proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Our management has reviewed these other pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No stockholder votes took place during the fourth quarter of the year ended March 31, 2001.

                                    PART II

ITEM 5. MARKET FOR PEREGRINE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been traded on the Nasdaq National Market under the symbol "PRGN" since our initial public offering in April 1997. The following table sets forth, for the periods indicated, the high and low closing prices reported on the Nasdaq National Market. All prices have been adjusted to reflect two-for-one splits of our common stock effected as stock dividends in February 1999 and February 2000.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED MARCH 31, 2001:
  Fourth Quarter............................................   $33.00     $17.88
  Third Quarter.............................................    25.31      15.63
  Second Quarter............................................    37.81      18.94
  First Quarter.............................................    58.50      17.25

FISCAL YEAR ENDED MARCH 31, 2000:
  Fourth Quarter............................................   $79.50     $36.63
  Third Quarter.............................................    45.88      19.16
  Second Quarter............................................    20.56      12.81
  First Quarter.............................................    17.34       8.56

    As of March 31, 2001, there were 160,359,096 shares of our common stock issued and outstanding and held by 1,589 stockholders of record. We estimate that there are approximately 85,000 beneficial holders of our common stock.

DIVIDEND POLICY

    We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    In connection with the acquisition of all the outstanding capital stock of Extricity, Inc., Peregrine issued approximately 9,200,000 shares of its common stock, including 706,692 shares issuable upon exercise of assumed employee options. The shares of Peregrine's common stock issued to the stockholders of Extricity were not registered under the Securities Act of 1933. Rather, they were issued in reliance on the exemption from registration set forth under
Section 3(a)(10) of the Securities Act following a fairness hearing before the Commissioner of Corporations of the State of California. Following this hearing, the commissioner issued a permit qualifying the shares for issuance under the California Corporate Securities Law of 1968.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our selected consolidated financial data is presented below as of March 31, 1997, 1998, 1999, 2000, and 2001 and for each of the years in the five-year period ended March 31, 2001, and derives from the consolidated financial statements of Peregrine Systems, Inc. and its subsidiaries. These consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of March 31, 2000 and 2001 and for each of the years in the three-year period ended March 31, 2001, and the report of independent public accountants thereon, are included elsewhere in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                           YEAR ENDED MARCH 31,
                                          -------------------------------------------------------
                                             2001        2000        1999       1998       1997
                                          ----------   ---------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
  Licenses..............................  $  354,610   $ 168,467   $ 87,362   $ 38,791   $ 20,472
  Services..............................     210,073      84,833     50,701     23,086     14,563
                                          ----------   ---------   --------   --------   --------
    Total revenues......................     564,683     253,300    138,063     61,877     35,035
                                          ----------   ---------   --------   --------   --------
Costs and expenses:
  Cost of licenses......................       2,582       1,426      1,020        326        215
  Cost of services......................     111,165      51,441     31,561     10,326      4,661
  Amortization of purchased
    technology..........................      11,844       1,338         50         --         --
  Sales and marketing...................     223,966     101,443     50,803     22,728     15,778
  Research and development..............      61,957      28,517     13,919      8,394      5,877
  General and administrative............      48,420      19,871     10,482      6,077      3,816
  Acquisition costs and other...........     918,156      57,920     43,967     10,123         --
                                          ----------   ---------   --------   --------   --------
    Total costs and expenses............   1,378,090     261,956    151,802     57,974     30,347
                                          ----------   ---------   --------   --------   --------
Income (loss) from operations...........    (813,407)     (8,656)   (13,739)     3,903      4,688
Interest income (expense), net..........        (538)         38        664        839       (478)
                                          ----------   ---------   --------   --------   --------
Income (loss) from operations before
  income tax expense (benefit)..........    (813,945)     (8,618)   (13,075)     4,742      4,210
Income tax expense (benefit)............      38,296      16,452     10,295      5,358     (1,592)
                                          ==========   =========   ========   ========   ========
Net income (loss).......................  $ (852,241)  $ (25,070)  $(23,370)  $   (616)  $  5,802
                                          ==========   =========   ========   ========   ========
Net income (loss) per share diluted.....  $    (6.16)  $   (0.24)  $  (0.27)  $  (0.01)  $   0.10
                                          ==========   =========   ========   ========   ========
Shares used in per share calculation....     138,447     102,332     87,166     69,520     59,856
                                          ==========   =========   ========   ========   ========

                                                                  MARCH 31,
                                            ------------------------------------------------------
                                               2001        2000       1999       1998       1997
                                            ----------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA
  Cash and cash equivalents...............  $  286,658   $ 33,511   $ 23,545   $ 21,977   $   305
  Working capital (deficit)...............     204,547     20,510     25,302     23,779    (4,065)
  Total assets............................   2,003,766    523,430    207,713     83,568    19,738
  Total debt..............................     264,942      1,331        649      1,117     3,866
  Stockholders' equity (deficit)..........   1,389,765    411,850    150,781     55,639    (2,849)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS CONCERNING OUR FUTURE OPERATIONS, FINANCIAL CONDITION AND PROSPECTS, AND BUSINESS STRATEGIES. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR FUTURE BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM OUR HISTORICAL RESULTS OR CURRENTLY ANTICIPATED RESULTS. INVESTORS SHOULD CAREFULLY REVIEW THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND FUTURE OPERATING RESULTS," BEGINNING ON PAGE 24 OF THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," AND ELSEWHERE IN OR INCORPORATED BY REFERENCE INTO THIS REPORT. IN ADDITION, INVESTORS ARE ENCOURAGED TO REVIEW CAREFULLY THE ADDITIONAL INFORMATION CONTAINED UNDER THE CAPTION "ADDITIONAL RISKS ASSOCIATED WITH OUR PENDING ACQUISITION OF REMEDY CORPORATION," BEGINNING ON PAGE 37 OF THIS REPORT.

OVERVIEW

    We are a leading global provider of infrastructure resource management applications, employee relationship management solutions, and e-commerce technologies and services.

    Our infrastructure management group provides software, technologies, and services to optimize and manage the procurement, maintenance, and disposition of business infrastructure. In addition, it offers employee self-service products designed to improve employee productivity and lower costs by providing employees direct access to corporate resources and infrastructure. Our e-markets group provides a suite of business-to-business software products and services to facilitate the processes of selling and purchasing direct goods among trading partners. In April 2001, we announced the creation of our integrated solutions group. This division is intended to focus our sales efforts to our alliance partners and to large multinational corporations with both infrastructure management and e-business software requirements. We believe our major alliance partners, comprised of worldwide consulting firms, managed service providers, and system integrators, exert substantial influence over the purchase decisions of large enterprise customers. Accordingly, a principal objective of our integrated services group is to strengthen our relationships with existing partners and to expand our network to include new partners.

    Until recently, our products focused principally on problem management for an organization's information technology infrastructure. Historically, our principal product suite has been SERVICECENTER, an integrated, enterprise service desk software solution that assists information technology departments in managing and maintaining internal computer networks and related assets. During fiscal 1998, we determined that our customers required a more comprehensive solution to manage their infrastructure assets, including information technology assets but also the numerous other assets that make up business infrastructures. Through acquisitions and internal development, we have expanded the breadth and functionality of our products for managing information technology assets. In addition, we made a number of acquisitions intended to broaden our infrastructure management product suite beyond management of network help desks. Since 1997, we acquired new product lines relating, among others, to asset management, facilities management, corporate fleet management, rail management, telecommunications management, and network discovery.

    In addition to acquiring technologies and products through acquisitions, we have also focused substantial resources on internal product and technology development. Our employee self-service procurement product, GET-IT, was developed internally and introduced in late 1999 to assist companies in automating their internal asset procurement and employee self-service processes.

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

    We have integrated substantial aspects of Harbinger's connectivity and marketplace technologies in our infrastructure management group. In particular, we recently integrated the connectivity, data transformation, catalog creation and management, and transaction assurance technologies acquired from Harbinger with our infrastructure management products and solutions. We intend to use these technologies to deliver services to suppliers of infrastructure assets and infrastructure marketplaces and to enable electronic exchanges for infrastructure assets. Harbinger's revenue growth rates were substantially lower than Peregrine's historic revenue growth rates as a result, in part, of declining revenues in Harbinger's legacy software business that were not offset by increased revenues from new business lines. As a result, we expect our future revenue growth rates will be less than historical rates, and predicting our future operating results will be difficult as we continue our efforts to integrate and streamline Harbinger's operations and businesses. In addition, as part of continuing strategic review of our businesses, we have determined to de-emphasize and discontinue certain businesses of Harbinger that we do not believe are strategic to the combined company. In September 2000, we completed the sale of one of Harbinger's product lines and may determine to sell or discontinue other Harbinger products or businesses in the future. We expect this recent divestiture and any future discontinuations or divestitures to result in revenue reductions that may not be offset by revenues from other sources. During our fiscal year 2001, our ability to maintain revenue growth rates estimated by market analysts was attributable principally to the relative strength of our infrastructure management group. We cannot predict whether this trend will continue, and any weakness in our infrastructure management business could result in our revenue growth rates, revenues, or operating results being less than expected.

    Our revenues are derived principally from product licensing and services. License fees are generally due upon the granting of the license and typically include a one-year warranty period as part of the license agreement. Services revenues are comprised of fees for maintenance (post-contract support), professional services (consulting), network services and training. We provide ongoing maintenance services, priced and sold separately from our other products, which include technical support and product enhancements, for an annual fee based upon the current price of the product. Network fees consist of monthly access charges and transaction-based usage charges for our e-commerce transaction processing services. We also derive revenues from transaction fees, subscription fees, and maintenance fees associated with our e-markets group. We anticipate that, as a percentage of total revenues, subscription fees associated with sales of our applications on a hosted basis will increase in future periods, particularly in our e-markets group and to a lesser extent in our infrastructure management group. The hosted service provider model is relatively new and unproven for us, and we do not know whether it will prove financially attractive relative to our historic license revenue model. We expect that increasing sales of our products on a hosted subscription basis will result in slower revenue growth rates. Under a subscription model, we will receive monthly payments for our services ratably over the term of a subscription, typically three to five years. Under our current license model, we primarily sell our software in return for the up-front payment of a license fee.

    Revenues from direct and indirect license agreements are recognized, provided that all of the following conditions are met: a noncancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the support period, generally one year. Consulting revenues are primarily related to implementation services most often performed on a time and materials basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed. Transaction and subscription fees are recognized monthly as services are provided.

    We currently derive a substantial portion of our license revenues from the sale of our infrastructure management applications and from our business connectivity software products in our e-markets group. We expect these products to account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our infrastructure resource management and business connectivity strategies and applications, including future product enhancements, and on the development of a market for our asset procurement products. In particular, a substantial majority of our license revenues are attributable to three infrastructure management product suites: SERVICECENTER, ASSETCENTER, and FACILITYCENTER. Substantially all of our license revenues are derived from granting a non-exclusive perpetual license to use our products. Factors adversely affecting the pricing of, demand for or market acceptance of our infrastructure procurement and resource management applications, such as competition or technological change, manner of distribution or licensing, and related methods of revenue recognition could have a material adverse effect on our business, operating results, and financial condition. In addition, our license revenue growth has become increasingly dependent on the successful completion of one or more large license transactions during a given quarter. As a result, failure to complete one or more of these transactions by quarter-end could have a material adverse effect on our license revenue, total revenue, and operating results.

RECENT ACQUISITION ANNOUNCEMENT

    On June 11, 2001, we announced that we entered into a definitive agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. The acquisition is subject to approval by Remedy's stockholders, regulatory approvals, and customary closing conditions. If the merger is completed, we will acquire all of the outstanding common stock of Remedy. Each outstanding share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of our common stock. In addition, we will assume options outstanding under Remedy's employee stock incentive plans. Excluding assumed options and based on Remedy's outstanding common stock as of June 7, 2001 we expect to issue approximately 28 million shares of our common stock in connection with the merger and to pay Remedy stockholders an aggregate cash consideration of approximately $274.5 million.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues.

                                                                    MARCH 31,
                                                       ------------------------------------
                                                         2001          2000          1999
                                                       --------      --------      --------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses.........................................     62.8%        66.5%         63.3%
    Services.........................................     37.2         33.5          36.7
                                                        ------        -----         -----
      Total revenues.................................    100.0        100.0         100.0
                                                        ------        -----         -----
Cost and expenses:
  Cost of licenses...................................      0.5          0.6           0.7
  Cost of services...................................     19.7         20.3          22.9
  Amortization of purchased technology...............      2.1          0.5           0.1
  Sales and marketing................................     39.7         40.0          36.8
  Research and development...........................     11.0         11.3          10.1
  General and administrative.........................      8.6          7.8           7.6
  Acquisition costs and other........................    162.4         22.9          31.8
                                                        ------        -----         -----
      Total costs and expenses.......................    244.0        103.4         110.0
                                                        ------        -----         -----
Loss from operations before interest (net) and income
  tax expense........................................   (144.0)        (3.4)        (10.0)
Interest income (expense), net.......................     (0.1)          --           0.5
                                                        ------        -----         -----
Loss from operations before income tax expense.......   (144.1)        (3.4)         (9.5)
Income tax expense...................................      6.8          6.5           7.4
                                                        ------        -----         -----
Net loss.............................................   (150.9)%       (9.9)%       (16.9)%
                                                        ======        =====         =====

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999

    REVENUES

    REVENUES. Total revenues were $564.7 million, $253.3 million and $138.1 million for fiscal year end 2001, 2000 and 1999, respectively, representing period-to-period increases of 123% and 83% for the fiscal 2001 and 2000 periods, respectively. The reasons for the revenue increases are more fully discussed below.

    LICENSES. License revenues were $354.6 million, $168.5 million and $87.4 million for fiscal years 2001, 2000 and 1999, respectively, representing 63% of total revenues in fiscal 2001, 67% in fiscal 2000 and 63% in fiscal 1999. Total license revenues increased 110% and 93% period-to-period for fiscal 2001 and 2000, respectively. The increases in license revenues are primarily attributable to increased demand for new and additional licenses of our infrastructure resource management applications. We believe license revenues will fluctuate period-to-period in absolute dollars and as a percentage of total revenues. In recent periods, our revenues and revenue growth rates have become increasingly dependent on our ability to complete one or more particularly large license transactions with a major enterprise customer. We expect larger transaction sizes from a limited number of customers to account for a large percentage of license revenues for the foreseeable future. As a result, factors that would have an adverse effect on technology investments by large enterprise customers would also tend to adversely affect our future revenues, revenue growth rates, and operating results. Investors are encouraged to review the section entitled "Factors that may affect our business, financial condition, and future operating results," beginning on page 24 of this report, for further discussion of these risks.

    The majority of our products are distributed through our direct sales organization. The balance is derived through indirect sales channels and alliance partners, including value added resellers and systems integrators. We believe that our alliance partners are particularly important in influencing the purchase decisions of our largest enterprise customers. Revenues derived through indirect sales channels now comprise a significant portion of our total license revenues. We have substantially less ability to manage our sales through indirect channels and less visibility about our partners' success in selling the products that they have purchased from us. To the extent indirect sales continue to increase as a percentage of total revenues, we could experience unforeseen variability in our future revenues and operating results if our partners are unable to sell our products.

    On occasion, we purchase goods or services for our operations from certain limited vendors at or about the same time we license our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arms length.

    SERVICES. Services revenues consist of support, consulting and training services. Services revenues were $210.1 million, $84.8 million, and $50.7 million for fiscal years 2001, 2000, and 1999, respectively, representing 37% of total revenues in fiscal 2001, 34% in fiscal 2000, and 37% in fiscal 1999. Total services revenues increased 148% and 67% period-to-period for fiscal 2001 and 2000, respectively. The dollar increases in service revenues are primarily attributable to maintenance, consulting, and training related to the maintenance, implementation, and use of our software from license agreements and related expansion. While these revenues are increasing in absolute dollars, we expect service revenues to fluctuate as a percentage of total revenues.

    COSTS AND EXPENSES

    COST OF LICENSES. Cost of licenses were $2.6 million, $1.4 million, and $1.0 million in fiscal years 2001, 2000, and 1999, respectively, each representing less than 1% of total revenues in these periods. Cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production. These costs are expected to remain consistent as a percentage of total revenues.

    COST OF SERVICES. Cost of services were $111.2 million, $51.4 million and $31.6 million in fiscal years 2001, 2000 and 1999, respectively, representing 20%, 20% and 23% of total revenues in the respective periods. Cost of services primarily consists of personnel, facilities, and system costs in providing support, consulting and training services. The dollar increases are primarily attributable to an increase in personnel related costs in order to support the related activities. Cost of services as a percentage of total revenues decreased slightly from fiscal 1999 to fiscal 2000, principally because license revenues grew at a faster rate than service revenues.

    AMORTIZATION OF PURCHASED TECHNOLOGY. Amortization of purchased technology was $11.8 million, $1.3 million and $0.1 million in fiscal years 2001, 2000, and 1999, respectively, representing 2.1%, 0.5%, and 0.1% of total revenues in the respective periods. The increases are primarily due to the acquisitions we made during fiscal year 2001.

    SALES AND MARKETING. Sales and marketing expenses were $224.0 million, $101.4 million and $50.8 million in fiscal years 2001, 2000 and 1999, respectively, representing 40%, 40%, and 37% of total revenues in the respective periods. Sales and marketing expenses primarily consists of personnel related costs, facilities and system costs and travel and entertainment. The dollar increases in sales and marketing expenses are primarily attributable to the significant expansion of both the North American and international sales and marketing forces. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing efforts and establish additional sales offices around the world. If we experience a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that our operating margins will decline as well.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $62.0 million, $28.5 million and $13.9 million in fiscal years 2001, 2000 and 1999, respectively, representing 11%, 11% and 10% of total revenues in the respective periods. Research and development expenses primarily consists of personnel related costs. The dollar increases in research and development are primarily attributable to an increase in the number of personnel conducting research and development associated with new product initiatives, and the integration of acquired software and multiple applications. These costs are expected to increase in absolute dollars but remain relatively consistent as a percentage of total revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $48.4 million, $19.9 million, and $10.5 million in fiscal years 2001, 2000 and 1999, respectively, representing 9%, 8%, and 8% of total revenues in the respective periods. General and administrative expenses consists primarily of employee salaries and overhead for administrative personnel. The dollar increases in general and administrative are primarily attributable to an increase in the number of personnel to support our growth.

    ACQUISITION COSTS AND OTHER.  Acquisition costs and other were
$918.2 million, $57.9 million, and $44.0 million in fiscal years 2001, 2000, and 1999, respectively, representing 162%, 23%, and 32% of total revenues in the respective periods. Acquisition costs and other consist of impairment charges, amortization of intangibles, acquired in-process research and development costs and other acquisition related items. The increase in fiscal 2001 relative to prior years is attributable primarily to our June 2000 acquisition of Harbinger, our largest to date. During fiscal 2001, we wrote-off $490 million of related assets related primarily to an acquisition made in our e-markets group segment and investments made in our infrastructure management segment. We will continue to monitor the value of such assets in the future and may have future such impairment charges. The remaining dollar and percentage increases principally relate to our 2001 and 2000 acquisitions.

    PROVISION FOR INCOME TAXES

    Income tax expenses were $38.3 million, $16.5 million and $10.3 million for fiscal year 2001, 2000 and 1999, respectively. This increase in absolute dollars is attributable to an increase in taxable income. Excluding the effect on net income of acquisition costs, our effective tax rates were 33.0%, 32.5% and 33.3% for fiscal years 2001, 2000, and 1999, respectively. These costs are expected to increase in absolute dollars but remain consistent as a percentage of operating profits.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents increased to $286.7 million as of March 31, 2001 from $33.5 million as of March 31, 2000. This increase is primarily attributable to our issuance during fiscal 2001 of 5 1/2% convertible subordinated notes due 2007 in an aggregate principal amount of $270 million. The notes provide for annual aggregate interest payments of $14,850,000, payable semi-annually in arrears. During July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes including acquisitions. As of March 31, 2001, there were no amounts outstanding with respect to this facility.

    On June 11 2001, we announced that we entered into a definitive agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. This acquisition is subject to approval by Remedy's stockholders, regulatory approvals and customary closing conditions. Based on Remedy's outstanding shares as of June 7, 2001, we expect to pay out approximately $274.5 million as cash merger consideration. As of March 31, 2001, we had approximately $287 million in cash and cash equivalents, and Remedy Corporation had approximately $218 million in cash and cash equivalents. As a result of the acquisition, we would acquire all Remedy's cash and cash equivalents as of the date of the merger. We currently expect these amounts, together with our anticipated cash flows from operations, to be sufficient to satisfy our working capital requirements for the next 12 months. Nevertheless, in anticipation of the use of cash for payment to Remedy stockholders in the merger and to ensure adequate levels of working capital for the combined company after the merger, we are considering establishing a new bank facility or facilities. We may also consider in the future additional financing in the form of issuances of our common stock or the issuance of debt securities, including debt securities convertible into shares of our common stock. Additional financing may take the form of issuances of our common stock or the issuance of debt securities, including debt securities convertible into shares of our common stock. Additional financing may not be available when and as required on commercially reasonable terms, if at all. In addition, the issuance of additional equity securities, including securities convertible into our equity securities, would dilute the interests of our existing stockholders. Issuance of additional debt securities could impair our financial condition as we become increasingly leveraged, and interest payments would be expected to have an adverse effect on our results of operations.

    In connection with our acquisition of Harbinger, we assumed the defense of an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. Harbinger did not maintain directors' and officers' liability insurance to cover any liability resulting from this lawsuit, and Peregrine's insurance will not cover any liability of Harbinger or its former officers or directors resulting from the lawsuit. In October 2000, we entered into an agreement in principle to settle this class action lawsuit. If the settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, final settlement is subject to further documentation, various contingencies, and approval by the court. The court may not approve the settlement. If the court does not approve the settlement, the plaintiffs in the lawsuit may proceed with their claims, without prejudice. It is also possible that if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court. If the litigation were to continue to proceed, we could be required to spend substantial sums in an effort to litigate this matter. Continued litigation would be likely to result in a diversion of management's time and attention away from business operations. If the litigation were decided adversely to Harbinger, or we agree in the future to settle this litigation for a substantial sum as a result of failure to obtain court approval of the pending settlement or for any other reason, our financial condition and results of operations could be materially and adversely affected. Please refer to the section captioned "Factors that may affect our business, financial condition, and future operating results" for a more detailed description of the risks associated with this lawsuit.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Other than forward-rate currency contracts described below, which are used for hedging our foreign currency risk, we do not use derivative financial instruments in our investment portfolio. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable, and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

    We conduct business overseas in a number of foreign currencies, principally in Europe. During our fiscal year ended March 31, 2001, declines in the value of the Euro relative to the U.S. dollar had an adverse effect on our revenues and results of operations. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have fluctuated in value relative to the U.S. dollar more than European currencies. There can be no assurance that future fluctuations in the value of foreign currencies relative to the U.S. dollar will not have a material adverse effect on our business, financial condition, or results of operations.

    Currently, we attempt to mitigate our transaction currency risks through our foreign exchange hedging program. The hedging program consists primarily of using forward-rate currency contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations. To the extent not properly hedged by obligations denominated in local currencies, our foreign operations remain subject to the risks of future foreign currency fluctuations, and there can be no assurances that our hedging activities will adequately protect us against such risk.

    In the fall of 2000, the technology driven Nasdaq Stock Market began a steep decline in stock prices particularly in the e-commerce sectors. In early 2001, it became apparent to us that the downturn was other than temporary. In addition, it became apparent that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001.

    Accordingly, we determined a SFAS 121 triggering event had occurred related to certain of our tangible and intangible assets. We prepared analyses (such as cash flow projections) related to these tangible and intangible assets and as a result determined that certain assets had been impaired. We wrote these assets, along with any allocated goodwill, down to fair value based on the related discounted cash flows and similar evidence. During 2001, we wrote-off
$490 million of impaired intangibles, investments and other assets related primarily to an acquisition made in our e-markets group segment and investments made in our infrastructure management group segment. We will continue to monitor the value of these assets in the future and may have future such impairment charges.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," or SFAS No. 137. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," or SFAS No. 138. SFAS No. 137 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," or SFAS No. 133, and SFAS No. 138 amends SFAS No. 137. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. These new standards are effective beginning with our first quarter of fiscal 2002. Our management believes that adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 will not have a material impact on our consolidated results of operations, financial position or cash flows.

    In December 1999, the staff of the Securities Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. Our management believes that our accounting policies comply with the applicable provisions of SAB No. 101.

    In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25." FIN No. 44 affects certain awards and modifications made after December 15, 1998. Our management believes that our accounting policies comply with the applicable provisions of FIN No. 44.

FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND FUTURE OPERATING
  RESULTS

    THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR HISTORICAL RESULTS OR CURRENTLY ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

    WE HAVE A HISTORY OF LOSSES, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE, AND CANNOT ASSURE THAT WE WILL BE PROFITABLE IN THE FUTURE ON AN OPERATING BASIS OR OTHERWISE.

    We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Through March 31, 2001, we had recorded cumulative net losses of approximately $917.1 million, mainly comprised of acquisition costs related to the acquisitions completed since late 1997. We have incurred, and expect to continue to incur, substantial expenses associated with acquisition related costs, and amortization of goodwill and other intangible costs will result in our continuing to incur net losses for the foreseeable future. In addition, we do not believe recent revenue growth rates are sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed. A reduction in our revenue growth rate and/or an impairment of our financial results could lead to a dramatic decline in our stock price.

    OUR REVENUES ARE NOT PREDICTABLE AND VARY SIGNIFICANTLY FROM
QUARTER-TO-QUARTER FOR NUMEROUS REASONS BEYOND OUR CONTROL. QUARTER-TO-QUARTER VARIATIONS COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR STOCK PRICE IF OUR REVENUES OR OPERATING RESULTS ARE LESS THAN MARKET ANALYSTS ANTICIPATE.

    Our revenues or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in a substantial decline in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control, including those described in this section. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy.

    OUR REVENUE GROWTH IS INCREASINGLY DEPENDENT ON A SMALL NUMBER OF LARGE LICENSE TRANSACTIONS.

    Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter.

    Our revenue growth in recent periods has been attributable in part to an increase in the number of large license transactions sold to a limited number of large, enterprise customers during a given period. For the year ended March 31, 2001, sales to one of our customers accounted for approximately 10% of our total revenues. We expect our reliance on these large transactions with a limited number of customers to continue for the foreseeable future. If we are unable to complete one or more large license transactions by the end of a particular quarter, our revenues and operating results could be materially below the expectations of market analysts, and our stock price could fall. In particular, our dependence on a few relatively large license transactions could have an adverse effect on our quarterly revenues or revenue growth rates to the extent we are unable to complete a large license transaction because a large prospective customer determines to reduce its capital investments in technology in response to slowing economic growth.

    When negotiating large software licenses, many customers time their negotiations near quarter-end in an effort to improve their ability to negotiate more favorable pricing terms. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter. If we are unable to complete a sufficient number of license agreements during this short and intense sales period, our revenues could be substantially below the expectations of market analysts, and our stock price could decline.

    OUR QUARTERLY AND ANNUAL REVENUE AND REVENUE GROWTH RATES MAY BE AFFECTED IF OUR DISTRIBUTION PARTNERS ARE UNSUCCESSFUL IN SELLING OUR PRODUCTS OR IF WE ARE UNSUCCESSFUL IN ADDING NEW DISTRIBUTION PARTNERS.

    Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. We believe that these transaction partners are extremely important influencers of customer purchase decisions, particularly purchase decisions by large, enterprise customers. If the number or size of our partner-influenced transactions were to decrease for any reason, our revenue growth rates and operating results would be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Sales through indirect channels, including distributors, third party resellers, and system integrators, represent a significant percentage of our total sales, and this percentage has increased in recent periods. We expect this trend to continue in the future. As a result, we could experience a shortfall in our revenues, or a substantial decline in our rate of revenue growth, if sales through these channels were to decrease or were to increase at a slower rate than recently experienced. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility about our partners' success in selling our products. In addition, many of our distribution arrangements are non-exclusive, and these distributors may carry competing products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following: inability of our partners to sell our products; a decision by our partners to favor competing products; or inability of our partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by partners.

    OUR QUARTERLY AND ANNUAL REVENUES AND REVENUE GROWTH RATES ARE DEPENDENT ON THE BUDGETING CYCLES AND INVESTMENT CYCLES OF OUR CUSTOMERS.

    Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline. Many analysts predict substantially slower growth rates for, and potential reductions in, information technology capital investment in 2001 and potentially continuing in 2002. Moreover, many software companies, including Peregrine, have experienced increasing reluctance by customers to make substantial investments in new technologies. To the extent these projections prove accurate, we expect our quarterly revenues and operating results will be adversely affected. For example, quarter-to-quarter sales of our GET-IT e-procurement application fell for the first time since the product's introduction in the third quarter of fiscal 2000 as e-procurement applications proved more sensitive to the downturn in capital spending than our other flagship infrastructure management products. Moreover, during this downturn, we have been highly dependent on our SERVICECENTER, ASSETCENTER and FACILITYCENTER product lines to maintain our revenue growth rates, and we expect our dependence on these product lines to continue. If the capital investment downturn continues or worsens, we may experience reduced demand for these core products as well, which could have a material and adverse effect on our revenues, operating results, financial condition, and stock price. Most software companies, including Peregrine, currently have very limited visibility with respect to their near term quarters and are having difficulty predicting their revenues and operating results during these periods.

    OUR QUARTERLY AND ANNUAL REVENUES AND REVENUE GROWTH RATES COULD BE AFFECTED BY NEW PRODUCTS WE ANNOUNCE OR THAT OUR COMPETITORS ANNOUNCE.

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

    OUR PRODUCTS HAVE DIFFERENT MARGINS, AND CHANGES IN OUR PRODUCT MIX COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

    Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance and services. Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and could adversely affect our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance or subscription agreements, or a substantial failure to renew these contracts, would reduce our revenues and impact our operating results.

    THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE SUBSTANTIAL FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS.

    Delays in customer orders could result in our revenues being substantially below the expectations of market analysts. Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced, or we could experience a large loss. The sales cycle for our products typically takes four to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may be extended beyond four to nine months due to factors over which we have little or no control, including the size of the transaction and the level of competition we encounter. The average size of our license transactions has increased in recent periods as we have generated an increasingly larger percentage of our revenues from a limited number of large, enterprise customers. This trend, should it continue, could have the effect of further extending our sales cycle. During our sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.

    SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY RESULT IN PERIODIC REDUCTIONS IN OUR REVENUES AND IMPAIRMENT OF OUR OPERATING RESULTS.

    Seasonality in our business could result in our revenues in a given period being less than market estimates. Seasonality could also result in quarter-to-quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our December quarter have tended to benefit, relative to our June and September quarters, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Our June and September quarters tend to be our weakest. Revenues and operating results in the March quarter have tended to benefit from the efforts of our sales force to meet fiscal year-end sales quotas. Notwithstanding these seasonal factors, other factors, including those identified in this section, could still result in reduced revenues or operating results in our December and March quarters. For example, we may not experience the typical increase in demand in our December quarter if the downturn in capital spending and technology investment continues through the end of 2001 or beyond. In addition, our pending acquisition of Remedy Corporation could have an adverse effect on revenues during these periods if customers defer purchases as a result of uncertainty about the merger or in order to determine how Peregrine and Remedy will integrate their product lines. In addition, historical patterns may change over time, particularly as our operations become larger and the sources of our revenue change or become more diverse. For example, our international operations have expanded significantly in recent years, particularly in Europe. We also have an international presence in the Pacific Rim and Latin America. We may experience variability in demand associated with seasonal buying patterns in these foreign markets. As an example, our September quarter is typically weaker in part due to the European summer holiday season.

    OUR JUNE 2000 ACQUISITION OF HARBINGER CORPORATION MAY REDUCE OUR REVENUE GROWTH RATES AND MAKE PREDICTION OF OUR FUTURE REVENUES AND OPERATING RESULTS MORE DIFFICULT AS WE INTEGRATE OUR BUSINESSES AND ATTEMPT TO FOCUS THE STRATEGIC MODEL OF THE COMBINED COMPANY.

    Harbinger's revenues prior to the acquisition were growing at a substantially slower rate than our revenues, due in large part to declining revenues for Harbinger's legacy electronic commerce software business. If our efforts to refocus Harbinger's business and integrate it with that of Peregrine are not successful, our future revenue growth rates could be substantially less than our historic growth rates, and our future revenues and operating results could be impaired. We have already begun to de-emphasize and discontinue certain businesses of Harbinger that we do not believe are strategic to the combined company. In September 2000, we completed the sale of one of Harbinger's product lines, and we may sell or discontinue other Harbinger products or businesses in the future. We expect this recent divestiture and any future discontinuations or divestitures will result in revenue reductions that may not be offset by revenues from other sources. In particular, our future revenue and operating results may be adversely affected from the acquisition and subsequent integration processes for a number of reasons, including the following:

    - Revenues for Harbinger's e-commerce software products may continue to decline, and we may not be able to offset these declines with increased revenues from our infrastructure management or other product lines.

    - Harbinger's web-based supply catalog and vertical supply businesses are still in their early stages, and a sustainable market may not develop for these services as offered by our e-markets group.

    HARBINGER AND SOME OF ITS FORMER OFFICERS AND DIRECTORS ARE DEFENDANTS IN SHAREHOLDER LITIGATION FOR WHICH NEITHER PEREGRINE NOR HARBINGER IS INSURED. THE OUTCOME OF THIS LITIGATION, IF DETERMINED ADVERSELY TO HARBINGER, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

    In September 1999, a complaint was filed against Harbinger and some of its then-current and former officers and directors in the United States District Court for the Northern District of Georgia. The complaint alleges that the defendants misrepresented or omitted material facts in violation of federal securities laws. An amended complaint was filed in March 2000, expanding upon the allegations of the initial complaint by, among other things, alleging accounting improprieties. The complaint relates to actions by Harbinger during the period from February 1998 to October 1998. Harbinger did not maintain directors' and officers' liability insurance during this period. As a result, we are not insured with respect to any potential liability of Harbinger or any officer or director of Harbinger. Harbinger was, however, obligated under agreements with each of its officers and directors to indemnify them for the costs incurred in connection with defending themselves against this litigation and is obligated to indemnify them to the maximum extent permitted under applicable law if they are held liable. In connection with the acquisition, we agreed to honor these contractual arrangements.

    In October 2000, we entered into an agreement in principle to settle this class action lawsuit. If the settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, final settlement is subject to further documentation, various contingencies, and approval by the court. The court may not approve the settlement. If the court does not approve the settlement, the plaintiffs in the lawsuit may proceed with their claims without prejudice. It is also possible that, if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court. If the litigation were to continue to proceed, we could be required to spend substantial sums in an effort to litigate this matter. Continued litigation would be likely to result in a diversion of management's time and attention away from business operations. If the litigation were decided adversely to Harbinger, or if we were to agree in the future to settle this litigation for a substantial sum as a result of failure to obtain court approval of the pending settlement or for any other reason, our financial condition and results of operations could be materially and adversely affected.

    WE COULD EXPERIENCE LOSSES AS A RESULT OF OUR STRATEGIC INVESTMENTS.

    If our strategic investments in other companies are not successful, we could incur losses. We have made and expect to continue to make minority investments in companies with businesses or technologies that we consider to be complementary to our business or technologies. These investments have generally been made by issuing shares of our common stock or, to a lesser extent, paying cash. Many of these investments are in companies whose operations are not yet sufficient to establish them as profitable concerns. Adverse changes in market conditions or poor operating results of underlying investments could result in our incurring losses or our being unable to recover the carrying value of our investments. For example, during fiscal 2001, we recognized impairment charges totalling $490 million, associated principally with impairment of acquired assets but to a lesser extent with strategic investments. We will continue to monitor the value of these investments, and may have additional impairment charges in the future.

    OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED IF WE CANNOT COMPETE EFFECTIVELY AGAINST OTHER COMPANIES IN OUR MARKETS.

    The markets for our products are intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. We face competition from a number of sources in the markets for our infrastructure resource management, procurement and e-business connectivity solutions. We face competition from numerous companies that offer products that compete with one or more of our products and services. With respect to our infrastructure management products, these competitors include software companies as well as information technology and system management companies, such as Applix, Blue Ocean, Computer Associates, Control Software (a division of CSI-Maximus), FrontRange, Hewlett-Packard, IBM, Intraware, Main Control, Microsoft, MRO Software (formerly Project Software and Development Inc.), Network Associates, Nortel, PeopleSoft, Remedy, and Royal Blue Technologies. In the markets served by our e-commerce enablement technology, we face competition from providers of customer relationship portals, such as Aspect Communications; providers of catalog management solutions, such as Requisite Technology; providers of e-commerce enablement software such as webMethods; and providers of legacy e-commerce technology and services such as SBC Communications, through its acquisition of Sterling Commerce, and General Electric eXchange Solutions. In the markets for employee relationship management products, including procurement and e-procurement solutions, we face competition from established providers of business-to-business Internet commerce solutions such as Ariba and CommerceOne; established providers of enterprise resource planning software such as Oracle and SAP; and numerous start-up and other entrepreneurial companies offering products that provide one or more aspects of employee relationship management such as self-help service offerings, or web-based knowledge management systems.

    If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion and sale of their products, and they may be able to respond more quickly to new or emerging technologies and changes in customer needs.

    Additional competition from new entrepreneurial companies or established companies entering our markets could have an adverse effect on our business, revenues and operating results. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. Because few barriers to entry exist in the software industry, we anticipate additional competition from new and established companies as well as business alliances. We expect that the software industry will continue to consolidate. In particular, we expect that large software companies will continue to acquire or establish alliances with our smaller competitors, thereby increasing the resources available to those competitors. These new competitors or alliances could rapidly acquire significant market share at our expense.

    WE MAY EXPERIENCE INTEGRATION OR OTHER PROBLEMS WITH NEW ACQUISITIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS OR RESULTS OF OPERATIONS. NEW ACQUISITIONS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS, AND THE ANNOUNCEMENT OF NEW ACQUISITIONS COULD RESULT IN A DECLINE IN THE PRICE OF OUR COMMON STOCK.

    In addition to the acquisition of Harbinger, we have made a number of acquisitions of businesses and technologies over the last three years, and we expect to continue to make acquisitions as part of our growth strategy. We are frequently in formal or informal discussions with potential acquisition candidates. Accordingly, we may in the future make acquisitions of, or large investments in, businesses that offer products, services and technologies that we believe would complement our products or services. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even though we announce an acquisition, we may not be able to complete it. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

    - difficulty in combining the technology, operations or work force of the acquired business;

    - disruption of our on-going business;

    - difficulty in realizing the potential financial or strategic benefits of the transaction;

    - difficulty in maintaining uniform standards, controls, procedures and policies;

    - possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel; and

    - impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of goodwill and other intangible assets.

    We expect that future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for the transaction were paid in common stock, this would further dilute our existing stockholders. In addition, we may raise additional equity or debt capital to finance cash acquisitions. Raising additional equity capital would further dilute the interests of our existing stockholders, and additional debt could impair our operating results and financial condition. Additional financing may not be available when and as needed on commercially reasonable terms, if at all. If an inability to obtain financing were to preclude us from making an acquisition or completing a previously announced acquisition, our future operating results could be adversely affected, and our stock price could fall.

    In June 2001, we announced our proposed acquisition of Remedy Corporation. For additional factors related to that pending transaction, please refer to the additional information under the caption "Additional risks associated with our pending acquisition of Remedy Corporation" beginning on page 39 of this report.

    OUR FUTURE REVENUES AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED IF THE SOFTWARE APPLICATION MARKET CONTINUES TO EVOLVE TOWARD A SUBSCRIPTION-BASED MODEL, WHICH MAY PROVE LESS PROFITABLE FOR US.

    We expect our revenue growth rates and operating results to be adversely affected as customers require us to offer our products under a subscription-based application service provider model. Historically, we have sold our infrastructure management solutions on a perpetual license basis in exchange for an up-front license fee. Customers are increasingly attempting to reduce their up-front capital expenditures by purchasing software applications under a hosted subscription service model. Under the hosted model, the customer subscribes to use an application from the software provider. The application is generally hosted on a server managed by the software provider or a third-party hosting service. We expect that a substantial portion of future revenues generated by our e-markets group will be realized under a subscription-based model. We also expect that an increasing portion of future revenues generated by our infrastructure management group may be represented by subscriptions.

    Under the subscription revenue model, we generally will recognize revenue and receive payment ratably over the term of a customer's subscription. As a result, our rates of revenue growth under a subscription model may be less than our historical rates under a license model. In addition, the price of our services will be fixed at the time of entering into the subscription agreement. If we are unable to adequately predict the costs associated with maintaining and servicing a customer's subscription, then the periodic expenses associated with a subscription may exceed the revenues we recognize for the subscription in the same period, which would adversely affect our operating results.

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

    We currently use our own servers to deliver our Internet-based products to customers. We have, however, entered into agreements with a third party to provide a full complement of services that will enable us to outsource the delivery of these Internet-based products to our customers. For example, our third-party service providers will manage the application servers, maintain communications equipment, manage the network data centers where our software and data will be stored, and provide client support. If we are unable to adequately deliver our Internet-based applications, we may lose customers or be unable to attract new customers, which would adversely affect our revenues.

    In addition, the third-party service providers that we engage may not deliver adequate support or service to our clients, which may harm our reputation and our business. Because these third-party service providers handle the installation of the computer and communications equipment and software needed for the day-to-day operations of our Internet-based applications, we will be dependent on them to manage, maintain and provide adequate security for customer applications. If our customers experience any delays in response time or performance problems while using our Internet applications, as hosted by a third-party or by us, our customers may perceive the delays as defects with our products and may stop using our applications, which would adversely affect our revenues.

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

    IF WE CANNOT ATTRACT AND RETAIN QUALIFIED SALES PERSONNEL, SOFTWARE DEVELOPERS, AND CUSTOMER SERVICE PERSONNEL, WE WILL NOT BE ABLE TO SELL AND SUPPORT OUR PRODUCTS.

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

    Limitations under United States immigration laws could prevent us from recruiting skilled technical personnel from foreign countries, which could harm our business if we do not have sufficient personnel to develop new products and respond to technological changes. This inability to hire technical personnel could lead to future decreases in our revenues or decreases in our revenue growth rates, either of which would adversely affect our operating results. Because of severe shortages for qualified technical personnel in the United States, many companies, including Peregrine, have recruited engineers and other technical personnel from foreign countries. Foreign computer professionals such as those we have employed typically become eligible for employment in the United States by obtaining a nonimmigrant visa. The number of nonimmigrant visas is limited annually by federal immigration laws. In recent years, despite increases in the number of available visas, the annual allocation has been exhausted well before year-end.

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

    IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, THIS WILL PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL RESOURCES.

    Our recent growth rates, together with integration efforts resulting from our numerous acquisitions, have placed a significant strain on our management and operational resources. We have expanded the size and geographic scope of our operations rapidly in recent years, both internally and through acquisitions, and intend to continue to expand in order to pursue market opportunities that our management believes are attractive. Our customer relationships could be strained if we are unable to devote sufficient resources to them as a result of our growth, which could have an adverse effect on our future revenues and operating results.

    WE MAY BE UNABLE TO EXPAND OUR BUSINESS AND INCREASE OUR REVENUES IF WE ARE UNABLE TO EXPAND OUR DISTRIBUTION CHANNELS.

    If we are unable to expand our distribution channels effectively, our business, revenues and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, resellers and other third party partners who market and sell our products. If we cannot establish these relationships, or if our partners are unable to market our products effectively or provide cost-effective customer support and service, our revenues and operating results will be harmed. Even where we are successful in establishing a new third-party relationship, our agreement with the third party may not be exclusive and, as a result, our partner may carry competing product lines.

    IF WE ARE UNABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, OUR BUSINESS, REVENUES AND OPERATING RESULTS COULD BE HARMED.

    In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will be less than our management or market analysts anticipate, and our operating results will suffer. International revenues represented approximately 36%, 41% and 36% of our business in fiscal 1999, 2000 and 2001, respectively. We have several international sales offices in Europe, as well as offices in Japan, Singapore, Australia and elsewhere. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

    CONDUCTING BUSINESS INTERNATIONALLY POSES RISKS THAT COULD AFFECT OUR FINANCIAL RESULTS.

    Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. Moreover, exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to change our prices to reflect fluctuations in the exchange rate. In recent periods, for example, our revenues in Europe have been adversely affected by the decline in the value of the Euro and its component currencies relative to the U.S. dollar.

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

    Our operations, and those of third parties on which we rely, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our operating activities and facilities, including our headquarters and principal administrative facilities, are located in the State of California. California is in the midst of an energy crisis that could interrupt our power supply or that of our third-party service providers and thereby disrupt our operations and increase our expenses. In the event of an acute power shortage, California has implemented, and may in the future continue to implement, rolling blackouts throughout the state. In the event these blackouts continue or increase in severity, they could disrupt the operations of one or more of our facilities. We currently maintain back-up generators of power in the event of a blackout. Although our current insurance provides some coverage for any damages we, but not our customers, may suffer as a result of any interruption in our power supply, it may prove insufficient to cover any damages we might incur. We are in the process of developing a plan to permit us to continue to operate critical functions based in California during a blackout. Despite these precautions, we may experience an interruption in our power supply. If blackouts or other forces interrupt our power supply we would be temporarily unable to continue operations at our facilities. Any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

    OUR OUTSTANDING INDEBTEDNESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, AND WE MAY INCUR SUBSTANTIALLY MORE DEBT.

    As of the date of this report, we have approximately $265 million of indebtedness outstanding, consisting principally of our 5 1/2% convertible subordinated notes due 2007. Our indebtedness could adversely affect our results of operations and financial condition. For example, our results of operations will be adversely affected by approximately $15 million in annual interest expenses, payable semi-annually. In addition, our indebtedness could:

    - increase our vulnerability to general adverse economic and industry conditions;

    - limit our ability to obtain additional financing;

    - limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

    - place us at a competitive disadvantage relative to our competitors with less debt.

    Our indebtedness will require the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of the cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes.

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

    We have made substantial capital commitments as a result of recent growth in our business that could seriously harm our financial condition if our business does not grow and we do not have adequate resources to satisfy our obligations. In June 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space, including an option on approximately 118,000 square feet, for our headquarters in San Diego, California. This office space (including the option) relates to a five building campus in San Diego, California, of which four buildings are presently occupied. Our San Diego personnel occupy three of these buildings, and we sublease part of the fourth building. In June 2001, we exercised our option for the fifth and final building at the San Diego campus, which is scheduled to be completed in October 2002. Including the exercise of the option, the leases require minimum aggregate lease payments of approximately $201.2 million over their term, which is approximately twelve years. In Atlanta, we lease approximately 95,000 square feet of space, principally for our e-markets group, under a lease expiring in 2008. The capital commitments, construction oversight, and movement of personnel and facilities involved in a transaction of this type and magnitude present numerous risks, including:

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

    PRODUCT DEVELOPMENT DELAYS COULD HARM OUR COMPETITIVE POSITION AND REDUCE OUR REVENUES.

    If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. We have experienced product development delays in the past and may experience delays in the future. In particular, we may experience product development delays associated with the integration of recently acquired products and technologies. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of software bugs and errors, or a failure of our current or future products to conform to industry requirements.

    ERRORS OR OTHER SOFTWARE BUGS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT EXPENDITURES TO CORRECT THE ERRORS OR BUGS AND COULD RESULT IN PRODUCT LIABILITY CLAIMS.

    If we were required to expend significant amounts to correct software bugs or errors, our revenues could be harmed as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues. Errors can be detected at any point in a product's life cycle. We have experienced errors in the past that have resulted in delays in product shipment and increased costs. Discovery of errors could result in any of the following:

    - loss of or delay in revenues and loss of customers or market share;

    - failure to achieve market acceptance;

    - diversion of development resources and increased development expenses;

    - increased service and warranty costs;

    - legal actions by our customers; and

    - increased insurance costs.

    If we were held liable for damages incurred as a result of our products, our operating results could be significantly impaired. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. However, these limitations may not be effective under the laws of some jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of these claims.

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

    In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the software industry. We have from time to time in the past received correspondence from third parties alleging that we infringe the third party's intellectual property rights. We expect these claims to increase as Peregrine and its intellectual property portfolio become larger. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

    - cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

    - obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

    - redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

    If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or license the infringed intellectual property on acceptable terms and on a timely basis, our revenues could decline or our expenses could increase.

    We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention.

    CONTROL BY OUR OFFICERS AND DIRECTORS MAY LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT A CHANGE OF CONTROL, WHICH COULD PREVENT OUR STOCKHOLDERS FROM REALIZING A PREMIUM IN THE MARKET PRICE OF THEIR COMMON STOCK.

    The concentration of ownership of our common stock by our officers and directors could delay or prevent a change of control or discourage a potential acquirer from attempting to obtain control of Peregrine. This could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price in the event of an acquisition.

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

    Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preference, privileges, and restrictions of this preferred stock without any further vote or action by our stockholders. The issuance of preferred stock allows us to have flexibility in connection with possible acquisitions and for other corporate purposes. The issuance of preferred stock, however, may delay or prevent a change of control transaction. As a result, the market price of our common stock and other rights of holders of our common stock may be adversely affected, including the loss of voting control to others.

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

ADDITIONAL RISKS ASSOCIATED WITH OUR PENDING ACQUISITION OF REMEDY CORPORATION

    On June 11, 2001, we announced that we entered into a definitive merger agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. If the merger is completed, we will acquire all of the outstanding common stock of Remedy. Each outstanding share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of our common stock. In addition, we will assume options outstanding under Remedy's employee stock incentive plans. Excluding assumed options and based on Remedy's outstanding common stock as of June 7, 2001, we expect to issue approximately 28 million shares of our common stock in connection with the merger and to pay Remedy stockholders an aggregate of approximately $274.5 million in cash. We expect the acquisition will be accounted for using the purchase method of accounting and will be treated as a tax-free reorganization. The definitive agreement has been approved by the boards of directors of both Remedy and Peregrine.

    Closing of the acquisition is subject to approval by Remedy's stockholders, regulatory approvals (including United States and foreign antitrust approvals), and customary closing conditions. In connection with the proposed merger, we expect to file a Registration Statement on Form S-4 with the Securities and Exchange Commission. The registration statement will contain a proxy statement to be mailed to Remedy's stockholders containing additional information about the proposed merger. Investors and securities holders are urged to read the registration statement and the proxy statement when they are available. The registration statement and the proxy statement will contain important information about Remedy, Peregrine, the proposed merger, risks relating to the merger, the persons soliciting proxies relating to the proposed merger, their interests in the proposed merger, and related matters.

    WE MAY EXPERIENCE PROBLEMS INTEGRATING THE BUSINESSES OF PEREGRINE AND REMEDY. ANY INTEGRATION PROBLEMS COULD CAUSE US TO INCUR SUBSTANTIAL UNANTICIPATED COSTS AND EXPENSES, WHICH WOULD HARM OUR OPERATING RESULTS.

    If we fail to successfully integrate our business with Remedy's business, we will incur substantial costs, which will increase our expenses and increase our losses. Our target markets have differed historically. Specifically, Peregrine's customer base has been comprised principally of large, multinational enterprises, while Remedy's sales have historically focused primarily on small to mid-size businesses and organizations and to departments or divisions of large organizations. The characteristics of these two market segments may be sufficiently distinct so that we do not realize the anticipated synergies of the merger. We have less experience selling to smaller organizations, and our sales practices and processes may not be well-suited to success in these markets. In particular, our sales efforts tend to focus on senior executives, chief financial officers and chief technology officers of large, multinational corporations to whom we seek to sell large, enterprise-wide licenses of our infrastructure management products. In contrast, Remedy's transaction sizes tend to be substantially smaller, and their sales efforts, when targeted at larger organizations, have focused historically on managers of departments or divisions within the organization. In addition, Remedy markets and sells other products, such as its customer relationship management products, that we have no experience marketing or selling. If we are unsuccessful in integrating the companies' respective businesses, our combined revenues could fall or grow at a slower rate than anticipated, we could incur substantial unexpected expenses, and we could fail to realize the anticipated benefits of the merger.

    Any integration problems we experience could divert our management's attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. Integrating our business with Remedy's business will be complex, time-consuming, and expensive. The merger may disrupt both companies' businesses if not completed in a timely and efficient manner. Peregrine and Remedy are both global companies with substantial operations throughout the world, and integrating geographically separate and dispersed organizations may be difficult. Specific integration challenges faced by Peregrine and Remedy include the following:

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

    THE ANNOUNCEMENT OF THE MERGER COULD HAVE AN ADVERSE EFFECT ON ONE OR BOTH COMPANIES' REVENUES IN NEAR-TERM QUARTERS IF CUSTOMERS DELAY, DEFER, OR CANCEL PURCHASES PENDING RESOLUTION OF THE MERGER.

    The announcement of the merger could have an adverse effect on the near-term revenues and profitability of either or both of Peregrine and Remedy. In particular, prospective customers could be reluctant to purchase either company's products if they are uncertain about the direction of the combined company's product offerings and its willingness to support and service existing products. Since announcement of the merger, we have experienced questions from prospective customers about the status of the merger and our anticipated product integration plans, which have not yet been determined. We understand that Remedy is experiencing similar inquiries. The merger was announced on June 11, 2001, in the last month of Peregrine's first quarter of fiscal 2002 and the last month of Remedy's second quarter of fiscal 2001. Both Peregrine and Remedy tend to realize a substantial portion of their revenues during the last few weeks of a quarter. Accordingly, the announcement of the merger could create uncertainty among businesses and organizations contemplating software or service purchases and subscriptions. If one large customer, or a significant group of small customers, were to delay their purchase decisions pending resolution of the merger, the quarterly revenues of either Peregrine or Remedy could be substantially below the expectations of market analysts, which would have an adverse effect on their results of operations and could cause a dramatic reduction in either company's stock price. We anticipate announcement of the merger could have an adverse effect on either or both companies' revenues in the June 2001 and other near-term quarters pending completion of the merger and our announcements concerning product integration initiatives.

    THE MERGER COULD IMPAIR EXISTING RELATIONSHIPS OF PEREGRINE AND REMEDY WITH SUPPLIERS, CUSTOMERS, STRATEGIC PARTNERS, AND EMPLOYEES, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR INDIVIDUAL AND COMBINED BUSINESSES AND FINANCIAL RESULTS.

    The public announcement of the merger could substantially impair important business relationships of either Peregrine or Remedy. Impairment of these business relationships could reduce our revenues or increase our expenses, either of which would harm our financial results. Specific examples of situations in which we could experience problems include the following:

    - suppliers, distributors, or customers of either Peregrine or Remedy could decide to cancel or terminate existing arrangements, or fail to renew those arrangements, as a result of the merger;

    - customers of Remedy could terminate or delay orders with Remedy because they question Remedy's continued commitment to provide products and enhancements, or to support products;

    - key employees of Remedy may decide to terminate their employment; and

    - other current or prospective employees of Peregrine and Remedy may experience uncertainty about their future roles with the combined company, which could adversely affect our ability to attract and retain key management, sales, marketing, and technical personnel.

    OUR STOCKHOLDERS MAY NOT REALIZE A BENEFIT FROM THE MERGER COMMENSURATE WITH THE OWNERSHIP DILUTION THEY WILL EXPERIENCE IN CONNECTION WITH THE MERGER.

    If the combined company is unable to realize the strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. In connection with the merger, we anticipate that we will issue approximately 28 million shares of our common stock (including options being assumed), representing approximately 17.4% of our outstanding common stock as of March 31, 2001.

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

    - our stock price may decline because of uncertainty concerning our stand-alone prospects; and

    - some costs related to the merger, such as legal, accounting, financial advisory, and financial printing fees must be paid even if the merger is not completed.

    - the benefits that we expect to realize from the merger, such as the potentially enhanced financial position of the combined company, would not be realized; and

    - the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period before consummation of the merger may make it difficult for us to regain our financial market position if the merger does not occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of
Operations," beginning on page   .

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth in our consolidated financial statements and notes thereto beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PEREGRINE

    The following table sets forth information with respect to our executive officers and directors as of June 15, 2001.

NAME                                          AGE                           POSITION
----                                        --------   ---------------------------------------------------
Stephen P. Gardner........................     47      Chairman of the Board of Directors and Chief
                                                       Executive Officer

Matthew C. Gless..........................     35      Executive Vice President, Finance, Chief Financial
                                                         Officer and Director

Louis A. Blatt............................     39      President, E-Markets Group (EMG)

Andrew V. Cahill, Jr......................     43      President, Infrastructure Management Group (IMG)

Gary L. Lenz..............................     54      President, Integrated Solutions Group (ISG)

Eric P. Deller............................     40      Vice President, General Counsel and Assistant
                                                       Secretary

R. Stephen Kiser..........................     54      Senior Vice President, Research & Development and
                                                         Product Marketing

Frederic B. Luddy.........................     46      Chief Technology Officer

Daniel L. Manack..........................     43      Senior Vice President, EMG Operations

Richard T. Nelson.........................     41      Senior Vice President, IMG Operations and Secretary

Thomas A. Smith...........................     51      Senior Vice President, Corporate Marketing

Barry M. Ariko............................     55      Vice President and Director

Christopher A. Cole.......................     47      Director

John J. Moores (2)........................     56      Director

Charles E. Noell III (1)(2)...............     48      Director

William B. Richardson.....................     53      Director

William D. Savoy (1)......................     36      Director

Thomas G. Watrous, Sr. (1)(2).............     59      Director

------------------------

(1) Member of the audit committee.

(2) Member of the compensation committee.

    STEPHEN P. GARDNER became the chairman of our board of directors in July 2000 and has served as our chief executive officer since 1998. Mr. Gardner served as our president and as a director from April 1998 to July 2000. From January 1998 until April 1998, Mr. Gardner served as our executive vice president and principal executive officer. From May 1997 until January 1998, he served as vice president, strategic acquisitions. From May 1996 until May 1997, Mr. Gardner was president of Thunder & Lightning Company, an Internet software company. From March 1995 until May 1996, Mr. Gardner was president of
Alpharel, Inc., a document management software company. From March 1993 until March 1995, Mr. Gardner was vice president of Data General Corporation, a manufacturer of multiuser computer systems, peripheral equipment, communications systems, and related products.

    MATTHEW C. GLESS became our executive vice president, finance in May 2001 and has served as our chief financial officer and a member of our board of directors since October 2000. Mr. Gless served as our vice president, finance and chief accounting officer from October 1998 until October 2000. From

April 1996 until October 1998, Mr. Gless served as our corporate controller. From 1990 until April 1996, Mr. Gless held various accounting and financial management positions at BMC Software, Inc.

    LOUIS A. BLATT became president of our e-markets group in April 2001. From November 2000 to April 2001, Dr. Blatt served as the executive vice president and general manager of our e-markets group. Prior to joining Peregrine, Dr. Blatt served as executive vice president, strategy and business development at MediaBridge, Inc. From 1996 to 2000, Dr. Blatt served first as a principal and later as a partner of the firm of Arthur Andersen LLP. From 1994 to 1996 Dr. Blatt served as vice president of new media for Logica, Inc. Dr. Blatt earned a Ph.D. in psychology and computers at Boston University in 1990.

    ANDREW V. CAHILL, JR. became president of our infrastructure management group in May 2001. Mr. Cahill served as our senior vice president, worldwide sales from May 2000 to April 2001. From June 1998 to May 2000, Mr. Cahill served as senior vice president of worldwide sales for Candle Corporation, a privately held global software company. From September 1981 to May 1998, Mr. Cahill served in a variety of U.S. and international sales and marketing management roles at International Business Machines Corporation.

    GARY L. LENZ became president of our integrated solutions group in May 2001. Mr. Lenz served as our president and chief operating officer from May 2000 to April 2001. From 1983 until May 2000, Mr. Lenz held various positions at Arthur Andersen LLP and most recently served as managing partner of its worldwide real estate and hospitality industry practice.

    ERIC P. DELLER became assistant secretary in April 2001 and has served as our vice president and general counsel since March 2000. From May 1999 until March 2000, Mr. Deller served as our associate general counsel. From
February 1997 until April 1999, Mr. Deller served as executive vice president and general counsel of PeakCare LLC, an Internet-based provider of health care products. During the same period, he also served as general counsel of The Leeds Group, Inc., an investment and development firm that held a controlling interest in PeakCare. From February 1991 until February 1997, Mr. Deller was an associate at the law firm of McKenna & Cuneo.

    R. STEVEN KISER has served as senior vice president of research and development and product marketing since January 2001. Prior to joining Peregrine, Mr. Kiser served as vice president and group executive at Candle Corporation. From 1996 to 1999, Mr. Kiser served as chief executive officer and president of Chrystal Software, Inc. Before that, Mr. Kiser held various senior positions, including director of worldwide marketing, during his 23-year career with Xerox Corporation, and served as president of Xsoft, the software division of Xerox.

    FREDERIC B. LUDDY has served as our vice president, research and development and chief technology officer since January 1998. From October 1995 until January 1998, Mr. Luddy served as product architect for our SERVICECENTER product suite. From April 1990 to October 1995, Mr. Luddy was a product author.

    DANIEL L. MANACK has served as our senior vice president, EMG operations since April 2001. Mr. Manack was our senior vice president, professional services from July 2000 to April 2001. Mr. Manack held various positions at Harbinger from January 1997 until July 2000, and most recently served as its senior vice president of global operations. From September 1994 until December 1996, he was a principal with the information services unit of Unisys Corporation. From June 1980 until August 1994, Mr. Manack held various executive positions at Texas Instruments.

    RICHARD T. NELSON has served as our senior vice president, IMG operations since April 2001 and as our corporate secretary since February 1997. Mr. Nelson was our vice president, corporate development from March 2000 to April 2001. Mr. Nelson served as our vice president and general counsel from

November 1995 until March 2000. From August 1991 until November 1995, Mr. Nelson was an associate at the law firm of Jackson & Walker LLP.

    THOMAS A. SMITH has served as senior vice president, corporate marketing since August 2000. From 1996 to 2000, Mr. Smith was a partner at Arthur Andersen and director of global integrated marketing for Arthur Andersen's real estate and hospitality practice. Mr. Smith began his career as an investment broker at CB Richard Ellis, where he later served as an executive vice president from 1990 to 1996.

    BARRY M. ARIKO has served as vice president since June 2001 and has served as a member of our board of directors since April 2001. Mr. Ariko served as president and chief executive officer of Extricity, Inc. from February 2000 until Peregrine's acquisition of Extricity in March 2001. Mr. Ariko served as chairman of Extricity's board of directors from March 2000 to March 2001. From March 1999 to January 2000, Mr. Ariko was a senior vice president at America Online, Inc., where he had responsibility for the Netscape Enterprise Group. Prior to the acquisition of Netscape Communications Corp. by America Online in March 1999, Mr. Ariko served as executive vice president and chief operating officer of Netscape. From 1994 to August 1998, Mr. Ariko served as executive vice president and as a member of the executive management committee at Oracle Corporation. Mr. Ariko currently serves as a director of Autonomy Corporation PLC and Incyte Genomics, Inc.

    CHRISTOPHER A. COLE has served as a member of our board of directors since founding Peregrine in 1981. He also served as our president and chief executive officer from 1986 until 1989. Since 1992, Mr. Cole has served as president and chief executive officer of Questrel, Inc., Ur Studios, Inc., and Headlamp, Inc., each a software development company.

    JOHN J. MOORES has served as a member of our board of directors since
March 1989 and as chairman of our board from March 1990 until July 2000. In 1980, Mr. Moores founded BMC Software, Inc. and served as its president and chief executive officer from 1980 until 1986 and as chairman of its board of directors from 1980 until 1992. Since June 2001, Mr. Moores has served as the interim chief executive officer of Neon Systems, Inc., and he is also a director and member of the compensation committee of Neon Systems. Since December 1994, Mr. Moores has served as owner and chairman of the board of the San Diego Padres Baseball Club, L.P. Since September 1991 Mr. Moores has served as chairman of the board of JMI Services, Inc., a private investment company.

    CHARLES E. NOELL III has served as a member of our board of directors since January 1992. Since January 1992, Mr. Noell has served as president and chief executive officer of JMI Services, Inc., a private investment company, and as a general partner of JMI Equity Partners, L.P. Mr. Noell also serves as a director of Transaction Systems Architects, Inc., and as a director and member of the compensation committee of Neon Systems, Inc.

    WILLIAM B. RICHARDSON has served as a member of our board of directors since February 2001. Mr. Richardson is currently an adjunct professor at Harvard University's John F. Kennedy School of Government and is on the lecture circuit nationally. Mr. Richardson was sworn in as the U.S. Secretary of Energy in 1998. Mr. Richardson was appointed U.S. Ambassador to the United Nations from 1997 to 1998. From 1983 to 1997 Mr. Richardson was a member of the United States Congress representing New Mexico's 3rd Congressional district. Mr. Richardson currently serves as a director of Valero Energy Corporation, Diamond Offshore, Venoco Energy, Dev Co, Terra Solar, NRDC (Natural Resources Defense Counsel), and Freedom House.

    WILLIAM D. SAVOY has served as a director of Peregrine since June 2000. Since 1988, Mr. Savoy has served as President of Vulcan Northwest, Inc., a venture capital and investment firm. Mr. Savoy also serves as a director of Telescan, TicketMaster Online City Search, USA Networks, Metricom, Charter Communications, Drugstore.com, Go2Net, Value America and High Speed Access Corporation.

    THOMAS G. WATROUS, SR. has served as a member of our board of directors since January 1999. Prior to retiring from full-time employment in September 1999, Mr. Watrous was a senior partner with the management consulting firm of Andersen Consulting, a position he had held since 1990.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending March 31, 2001, except as described below, all executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements: Matthew C. Gless, an officer and a director, inadvertently failed to timely file a Form 4 covering one transaction; Christopher A. Cole, one of our directors, inadvertently failed to timely file a Form 4 covering two transactions; Stephen P. Gardner, an officer and a director, inadvertently failed to timely file two Forms 4 covering a total of two transactions; Charles E. Noell III, one of our directors, inadvertently failed to timely file two Forms 4 covering a total of four transactions; and John J. Moores, one of our directors, inadvertently failed to timely file a Form 4 covering a total of eighteen transactions. Each of the foregoing omissions has been corrected with a late filing.

ITEM 11. EXECUTIVE COMPENSATION

(A)  SUMMARY COMPENSATION TABLE

    The following Summary Compensation Table sets forth information regarding the compensation of our Chief Executive Officer and our five next most highly compensated executive officers for the fiscal year ended March 31, 2001 for services rendered in all capacities for the years indicated.

                                                                         LONG-TERM
                                                                    COMPENSATION AWARDS
                                                   ANNUAL           -------------------
                                                COMPENSATION            SECURITIES
                                  FISCAL    ---------------------       UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY      BONUS          OPTIONS (#)       COMPENSATION(9)
---------------------------      --------   --------   ----------   -------------------   ---------------
CURRENT EXECUTIVE OFFICERS
Stephen P. Gardner ............    2001     $450,007   $  400,000(1)           201             $4,230
  Chief Executive Officer          2000      250,000      137,500         291,850(8)            2,697
                                   1999      250,040      343,750         730,000               2,599

Frederic B. Luddy .............    2001     $222,912   $  867,171(2)       182,701             $2,017
  Chief Technology Officer         2000      150,000      605,532         313,212               3,385
                                   1999      150,000      555,726         112,564               3,143

Richard T. Nelson .............    2001     $180,000   $  670,352(3)        20,201             $4,747
  Senior Vice President,           2000      180,000      213,037          80,600               3,282
  Infrastructure Management        1999      180,000       83,790              --               4,751
  Operations

Gary L. Lenz ..................    2001     $212,183   $  312,559(4)       600,201             $  483
  President, Integrated            2000           --           --              --                  --
  Solutions Group                  1999           --           --              --                  --

Andrew V. Cahill, Jr. .........    2001     $241,676   $  357,917(5)       300,201             $  420
  President, Infrastructure        2000           --           --              --                  --
  Management Group                 1999           --           --              --                  --

FORMER EXECUTIVE OFFICERS
Douglas S. Powanda(6) .........    2001     $225,000   $1,167,628(7)        50,201             $3,822
  Executive Vice President,        2000      225,000      326,250             600               2,788
  Worldwide Operations             1999      180,000      359,991         400,000               3,143

------------------------

(1) Bonus compensation for fiscal 2001 includes $400,000 earned in fiscal 2001 and paid in fiscal 2002. Bonus compensation for 2000 consists of
    (i) $50,000 earned and paid in fiscal 2000 and (ii) $87,500 earned in fiscal 2000 and paid in fiscal 2001. Bonus compensation for 1999 consists of
    (i) $93,750 earned and paid in fiscal 1999 and (ii) $250,000 earned in fiscal 1999 and paid in fiscal 2000.

(2) Bonus compensation for fiscal 2001 consists of (i) $594,178 of product authorship commission income earned and paid in fiscal 2001, (ii) $162,993 of product authorship commission income earned in fiscal 2001 and paid in fiscal 2002, and (iii) $110,000 of bonus compensation earned fiscal 2001 and paid in fiscal 2002. Bonus compensation for 2000 consists of (i) $270,693 of product author commission and $6,000 of bonus earned and paid in fiscal 2000 and (ii) $253,839 of product author commission and $75,000 of bonus earned in fiscal 2000 and paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $381,406 of product author commission and $11,250 of bonus earned and paid in fiscal 1999 and (ii) $148,070 of product author commission and $15,000 of bonus earned in fiscal 1999 and paid in fiscal 2000.

(3) Bonus compensation for 2001 was all earned and paid in fiscal 2001. Bonus compensation for 2000 consists of (i) $43,037 earned and paid in fiscal 2000 and (ii) $170,000 earned in fiscal 2000 and paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $20,790 earned and paid in fiscal 1999 and (ii) $63,000 earned in fiscal 1999 and paid in fiscal 2000.

(4) Bonus compensation for fiscal 2001 consists of (i) $137,559 of bonus compensation earned and paid in fiscal 2001 and (ii) $175,000 of bonus compensation earned in fiscal 2001 and paid in fiscal 2002.

(5) Bonus compensation for fiscal 2001 consists of (i) $222,917 of bonus compensation earned and paid in fiscal 2001 and (ii) $135,000 of bonus compensation earned in fiscal 2001 and paid in fiscal 2002.

(6) Mr. Powanda resigned as an officer in February 2001 and from February to April 2001 worked on strategic projects in the office of our Chairman. He is currently on sabbatical.

(7) Bonus compensation for fiscal 2001 consists of (i) $715,178 of commission income earned and paid in fiscal 2001 and (ii) $452,450 of commission income earned in fiscal 2001 and paid in fiscal 2002. Bonus compensation for 2000 consists of (i) $55,875 of commission and $50,000 of bonus compensation earned and paid in fiscal 2000 and (ii) $45,375 of commission and $175,000 of bonus compensation earned in fiscal 2000 and paid in fiscal 2001. Bonus compensation for 1999 consists of (i) $91,648 of commission and $80,551 of bonus earned and paid in fiscal 1999 and (ii) $87,792 of commission and $100,000 of bonus earned in fiscal 1999 and paid in fiscal 2000.

(8) Includes an option to purchase 200,000 shares that was subsequently canceled.

(9) Consists of group life insurance excess premiums and matching contributions under our 401(k) plan.

(B)  OPTION GRANTS IN FISCAL YEAR 2001

    The following table provides information relating to options to purchase common stock granted to each of the executive officers named in the compensation table above during our fiscal year ended March 31, 2001. All of these options were granted under our 1994 stock plan and have a term of 10 years, subject to earlier termination in the event the optionee's services to us cease.

    The exercise price of the options we grant is equal to the fair market value of our common stock based on the closing sales price of our common stock in trading on the Nasdaq National Market on the trading day prior to the date of grant. The exercise price may be paid by cash or check. Alternatively, optionees may exercise their shares under a cashless exercise program. Under this program, the optionee may provide irrevocable instructions to sell the shares acquired on exercise and to remit to us a cash amount equal to the exercise price and all applicable withholding taxes. The options granted under our 1994 stock plan vest over a four year period, as long as the optionee continues to provide employment or consulting services to us. Twenty-five percent of the option vests on the first anniversary of the date of grant. The balance of the option vests over the remaining three years at the rate of 6.25% every three months.

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

    During fiscal 2001, we granted options to acquire 6,718,469 shares of common stock to employees and consultants under our 1994 stock plan and our 1999 nonstatutory stock option plan.

                                                   INDIVIDUAL GRANTS
                              ------------------------------------------------------------   POTENTIAL REALIZABLE VALUES
                              NUMBER OF     PERCENT OF                                         AT ASSUMED ANNUAL RATES
                              SECURITIES   TOTAL OPTIONS                                     OF STOCK PRICE APPRECIATION
                              UNDERLYING    GRANTED TO                                             FOR OPTIONS TERM
                               OPTIONS     EMPLOYEES IN    EXERCISE PRICE PER   EXPIRATION   ----------------------------
NAME                           GRANTED      FISCAL 2001          SHARE             DATE           5%             10%
----                          ----------   -------------   ------------------   ----------   ------------   -------------
Stephen P. Gardner..........       201        *                  $17.25          05/24/10     $    2,181     $     5,526

Frederic B. Luddy...........    32,500        *                   23.88          04/28/10        488,085       1,236,904
                                10,000        *                   17.25          05/23/10        108,484         274,921
                                10,201        *                   17.25          05/24/10        110,665         280,446
                               130,000         1.93%              15.63          11/23/10      1,277,851       3,328,325

Douglas S. Powanda..........    50,000        *                   23.88          04/28/10        750,900       1,902,928
                                   201        *                   17.25          05/24/10          2,181           5,526

Richard T. Nelson...........    20,201        *                   17.25          05/23/10        219,149         555,367

Gary L. Lenz................   500,201         7.45%              17.75          05/29/10      5,583,684      14,150,150
                               100,000         1.49%              16.57          10/04/10      1,042,078       2,640,831

Andrew V. Cahill, Jr........   250,000         3.72%              17.25          05/23/10      2,712,108       6,873,014
                                   201        *                   17.25          05/24/10          2,181           5,526
                                50,000        *                   15.63          11/23/10        491,481       1,245,510

------------------------

*  Less than 1%

(C) AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table provides information relating to option exercises by the executive officers identified in the summary compensation table during the fiscal year ended March 31, 2001. In addition, it indicates the number and value of vested and unvested options held by these executive officers as of March 31, 2001.

    The "Value Realized" on option exercises is equal to the difference between the fair market value of our common stock on the date of exercise less the exercise price. The "Value of Unexercised In-the-Money Options at March 31, 2001" is based on $19.50 per share, the closing sales price of our common stock in trading on the Nasdaq National Market on March 30, 2001, less the exercise price, multiplied by the aggregate number of shares subject to outstanding options.

                                                       NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                             SHARES                            MARCH 31, 2001                   MARCH 31, 2001
                            ACQUIRED      REALIZED    ---------------------------------   ---------------------------
NAME                       ON EXERCISE     VALUE      EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE   UNEXERCISABLE
----                       -----------   ----------   --------------   ----------------   -----------   -------------
Stephen P. Gardner.......     21,917     $  613,206      835,096           626,686        $11,908,949    $8,222,769
Frederic B. Luddy........    224,924      4,127,091           --           508,617                 --     2,842,653
Douglas S. Powanda.......    400,000      8,945,433       38,696           475,201            459,519     5,494,702
Richard T. Nelson........         --             --      159,600           107,701          2,216,558       504,802
Gary L. Lenz.............         --             --           --           600,201                 --     1,168,351
Andrew V. Cahill, Jr.....         --             --           --           300,201                 --       756,452

(D)  EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

    We do not currently have any employment contracts in effect with any of the executive officers named in the compensation table above.

    We are a party to a restricted stock agreement dated November 1, 1997 with Stephen P. Gardner, our chief executive officer, pursuant to which we issued Mr. Gardner 200,000 shares of our common stock. The shares issued to Mr. Gardner vest incrementally over ten years, subject to earlier vesting over six years contingent upon our achieving certain financial milestones. The restricted stock agreement permits Mr. Gardner to surrender shares to satisfy withholding tax obligations that arise as the shares vest. In connection with the lapsing of restrictions on 33,332 shares in April 2001, Mr. Gardner surrendered all 33,332 shares subject to his restricted stock agreement in connection with tax withholding obligations. In the event of our merger or change in control, Mr. Gardner's shares will become automatically vested.

    Under our 1994 stock plan, in the event of a merger or a change in control, vesting of options outstanding under the plan will automatically accelerate. Outstanding options will become fully exercisable, including with respect to shares for which such options would be otherwise unvested.

(E)  DIRECTOR COMPENSATION

    Each member of our board who is not also an employee receives $2,000 for each board meeting and $1,000 for each committee meeting he attends in person. We pay members of our board $500 for telephonic attendance at a board or committee meeting. Directors receive compensation for attendance at committee meetings only if they are members of the applicable committee.

    In September 1998, we granted each of Mr. Cole and Mr. Noell an option to acquire 50,000 shares of our common stock under our 1994 stock plan. The exercise price for these option grants was $7.50. These options become exercisable over four years, with 25% vesting after one year and the remaining shares vesting in quarterly installments thereafter. These grants expire if not exercised prior to September 2008.

    In May 1992, we granted each of Mr. Cole and Mr. Noell an option to acquire 180,000 shares of common stock under our 1991 nonqualified stock option plan at an exercise price of $0.34, the per share fair market value of our common stock on the date of grant. Each of these options vested in annual installments over four years, are now fully exercisable, and expire if not exercised prior to May 2002. These options have been exercised by Mr. Cole.

    In addition to the option grants described above, directors who are not also employees receive automatic option grants under our 1997 director option plan. Nonemployee directors who hold or are affiliated with a holder of three percent or more of our outstanding common stock do not receive these automatic option grants. Each new nonemployee director is automatically granted an option to purchase 25,000 shares of our common stock at the time he or she is first elected to our board of directors. Each nonemployee director receives a subsequent option grant to purchase 5,000 shares of our common stock at each annual meeting of our stockholders. All options granted under the director option plan are granted at the fair market value of our common stock on the date of grant. Options granted to nonemployee directors under the director plan become exercisable over four years, with 25% of the shares vesting after one year and the remaining shares vesting in quarterly installments thereafter.

(F)  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Our compensation committee is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees. It also administers various incentive compensation and benefit plans. Our compensation committee consists of Mr. Moores, Mr. Noell, and Mr. Watrous. Mr. Gardner, our chief executive officer, participates in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants. He is excluded, however, from discussions regarding his own salary and incentive compensation. No interlocking relationship exists between any member of our compensation committee and any member of any other company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information relating to the beneficial ownership of our common stock as of June 1, 2001 by:

    - each stockholder known by us to own beneficially more than 5% of our common stock;

    - each of our executive officers named in the summary compensation table on page 45;

    - each of our directors; and

    - all our current executive officers and directors as a group.

    Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column captioned "Number of Shares Beneficially Owned" includes the number of shares of our common stock subject to options held by that person that are currently exercisable or will become exercisable on or before July 30, 2001. The number of shares subject to options that each beneficial owner has the right to acquire on or before July 30, 2001 is listed separately under the column "Number of Shares Underlying Options." These shares are not deemed exercisable for purposes of computing the beneficial ownership of any other person. Percent of beneficial ownership is based upon 162,130,889 shares of our common stock outstanding as of June 1, 2001. The address for those individuals for which an address is not otherwise provided is c/o Peregrine Systems, Inc., 3611 Valley Centre Drive, San Diego, California 92130. Unless otherwise indicated, we believe the stockholders listed have sole voting or investment power with respect to all shares, subject to applicable community property laws.

                                                                                                   PERCENTAGE OF
                                                                       NUMBER OF                    OUTSTANDING
                                                                         SHARES     TOTAL SHARES      SHARES
                                                   NUMBER OF SHARES    UNDERLYING   BENEFICIALLY   BENEFICIALLY
NAME AND ADDRESS                                  BENEFICIALLY OWNED    OPTIONS        OWNED           OWNED
----------------                                  ------------------   ----------   ------------   -------------
PRINCIPAL STOCKHOLDERS
Putnam Investments, LLC (1).....................      19,443,554              --     19,443,554        11.99%
  One Post Office Square
  Boston, Massachusetts 02109
EXECUTIVE OFFICERS AND DIRECTORS
Stephen P. Gardner..............................         142,620       1,057,474      1,200,094        *
Frederic B. Luddy...............................              --          88,825         88,825        *
Douglas S. Powanda (3)..........................              --         152,076        152,076        *
Richard T. Nelson...............................          76,000         173,301        249,301        *
Gary L. Lenz....................................          56,338         125,200        181,538        *
Andrew V. Cahill, Jr............................           1,600          62,701         64,301        *
Matthew C. Gless................................         115,750         161,801        277,551        *
John J. Moores (2)..............................       1,107,422              --      1,107,422        *
Christopher A. Cole.............................       1,647,534          26,250      1,673,874         1.03%
Charles E. Noell III............................          13,078          58,125         71,203        *
Barry M. Ariko (4)..............................         565,591              --        565,591        *
William B. Richardson...........................              --              --             --        *
William D. Savoy................................       2,083,059          47,312      2,130,371         1.31%
Thomas G. Watrous, Sr...........................          10,000          51,875         61,875        *
All current executive officers and directors as
  a group (18 persons)..........................       5,820,470       1,899,744      7,720,214         4.71%

--------------------------

*  Less than 1%

(1) Based solely on a Schedule 13G/A, dated February 13, 2001, filed with the Securities and Exchange Commission on February 20, 2001.

(2) Includes 705,749 shares held by Mr. Moores as trustee under various trusts, substantially all of which were established for members of Mr. Moores's family.

(3) Mr. Powanda resigned as an officer in February 2001 and from February to April 2001 worked on strategic projects in the office of our Chairman. He is currently on sabbatical.

(4) Includes 62,550 shares held by Mr. Ariko as trustee under various trusts, all of which were established for members of Mr. Ariko's family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following is a description of transactions since April 1, 2000 to which we have been a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest other than compensation arrangements which are otherwise described under "Employment Agreements and Change in Control Arrangements" in Item 11 of this report.

    We are party to an agreement with JMI Services, Inc., an investment management company, in which we sublease approximately 13,310 square feet of office space in San Diego to JMI Services. The term of the sublease is from June 1, 1996 through October 21, 2003. The sublease provides for initial monthly rental payments of $16,638 to increase by $666 per month on each anniversary of the sublease. Mr. Moores, the chairman of our board of directors, also serves as chairman of the board of JMI Services, and Charles E. Noell III, a director on our board, serves as president and chief executive officer of JMI Services. We believe that the terms of the sublease are at competitive market rates.

    We also lease a suite at San Diego's Qualcomm Stadium at competitive rates and on an informal basis from the San Diego Padres Baseball Club, L.P.
Mr. Moores has served as owner and Chairman of the Board of the Padres since December 1994. Our annual payments for the suite and game tickets total approximately $50,000.

    We are a party to a restricted stock agreement with Mr. Gardner, our chief executive officer. Under this agreement, we issued 200,000 shares of our common stock. This agreement is discussed in detail under the caption "Employment Agreements and Change in Control Arrangements" in Item 11 of this report.

    During fiscal 2001, we purchased golf club memberships for business entertainment use by each of Gary L. Lenz, president of our integrated solutions group, and Andrew V. Cahill, Jr., president of our infrastructure management group. Each membership cost $150,000. Mr Lenz and Mr. Cahill may, but are not required to, purchase the membership from us at cost upon termination of their employment.

    During fiscal 2001, we issued options to purchase common stock to certain directors under our 1994 stock option plan. These grants are discussed in detail under the caption "Director Compensation" in Item 11 of this report.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, EXHIBITS, AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS

    The following consolidated financial statements are filed as part of this
Report:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

2.  FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                            BALANCE AT    ADDITIONS                              BALANCE
                                           BEGINNING OF    CHARGED     ADDITIONS                 AT END
                                              PERIOD      TO EXPENSE   ACQUIRED    DEDUCTIONS   OF PERIOD
                                           ------------   ----------   ---------   ----------   ---------
Year ended March 31, 2001
  Allowance for doubtful accounts........     $ 2,179       $2,791     $  7,743     $ (1,202)    $11,511
  Accrued acquisition costs..............     $15,100       $   --     $113,600     $(54,950)    $73,750

Year ended March 31, 2000
  Allowance for doubtful accounts........     $ 1,248       $  635     $    430     $   (134)    $ 2,179
  Accrued acquisition costs..............     $ 3,400       $   --     $ 16,055     $ (4,355)    $15,100

Year ended March 31, 1999
  Allowance for doubtful accounts........     $   485       $  516     $    325     $    (78)    $ 1,248
  Accrued acquisition costs..............     $ 1,100       $   --     $ 13,500     $(11,200)    $ 3,400

3.  EXHIBITS

                          EXHIBIT NO.                                           EXHIBIT TITLE
         (A)            ----------------                 ------------------------------------------------------------
                                    2.1         (a)      Agreement and Plan of Merger and Reorganization by and among
                                                         Peregrine Systems, Inc., Rose Acquisition Corporation and
                                                         Remedy Corporation, dated as of June 10, 2001.

                                    3.1         (h)      Amended and Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on February 11,
                                                         1997, and amendments thereto.

                                    3.2         (c)      Bylaws, as amended.

                                    4.1         (c)      Specimen Common Stock Certificate.

                                   10.1         (c)      Nonqualified Stock Option Plan, as amended, and forms of
                                                         Stock Option Agreement and Stock Buy-Sell Agreement.

                                   10.2         (c)      Nonqualified Stock Option Plan, as amended, and forms of
                                                         Stock Option Agreement and Stock Buy-Sell Agreement.

                                 10.3(a)        (e)      1994 Stock Option Plan, as amended through July 1998.

                                 10.3(b)        (e)      1995 Stock Option Plan for French Employees (a supplement to the 1994 Stock Option Plan).

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

                                   10.8         (g)      Credit Agreement dated as of July 30, 1999 by and between
                                                         the Registrant and Bank of America, N.A., Banc of America
                                                         Securities LLC and Bank Boston, N.A.

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

                                   10.18        (c)      Form of Stock Option Agreement under 1995 Stock Option Plan for French Employees.

                                   10.19        (c)      Form of Stock Option Agreement under 1997 Director Option
                                                         Plan.

                                   10.22        (b)      Form of Restricted Stock Agreement.

                                   10.24        (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                                         dated June 9, 1999 for Building No. 1 of the Registrant's
                                                         future campus in San Diego, CA.

                                   10.25        (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                                         dated June 9, 1999 for Building No. 2 of the Registrant's
                                                         future campus in San Diego, CA.

                                   10.26        (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                                         dated June 9, 1999 for Building No. 3 of the Registrant's
                                                         future campus in San Diego, CA.

                                   10.27        (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                                         dated June 9, 1999 for Building No. 5 of the Registrant's
                                                         future campus in San Diego, CA.

                                   10.28        (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                                         dated June 9, 1999 for Building No. 4 of the Registrant's
                                                         future campus in San Diego, CA.

                                   10.29        (g)      1999 Nonstatutory Stock Option Plan.

                                   10.40        (i)      First Amendment to the Credit Agreement dated as of December
                                                         31, 1999 by and between the Company and Bank of America,
                                                         N.A. and BankBoston, N.A.

                                   10.41        (i)      Second Amendment to the Credit Agreement dated as of
                                                         November 1, 2000 by and between the Company and Bank of
                                                         America, N.A. and Fleet National Bank.

                                   10.42        (i)      Indenture dated November 14, 2000 between Peregrine and
                                                         State Street Bank

                                   10.43        (i)      Registration Rights Agreement dated as of November 14, 2000 by and among the Company, Banc of America Securities LLC,
                                                         Bear, Stearns & Co. Inc. and Prudential Securities
                                                         Incorporated

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

(g) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

(h) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(i) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(B) REPORTS ON FORM 8-K

    We filed a Current Report on Form 8-K in March 2001 in connection with our acquisition of Extricity, Inc.

(C) EXHIBITS

    See Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this June 29, 2001.

                                                       PEREGRINE SYSTEMS, INC.

                                                       By:            /s/ STEPHEN P. GARDNER
                                                            -----------------------------------------
                                                                        Stephen P. Gardner
                                                                   CHIEF EXECUTIVE OFFICER AND
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:             /s/ MATTHEW C. GLESS
                                                            -----------------------------------------
                                                                         Matthew C. Gless
                                                                EXECUTIVE VICE PRESIDENT, FINANCE,
                                                               CHIEF FINANCIAL OFFICER AND DIRECTOR
                                                                  (PRINCIPAL FINANCIAL OFFICER)

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen P. Gardner and Eric P. Deller and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

                SIGNATURE                                     TITLE                        DATE
                ---------                                     -----                        ----
          /s/ STEPHEN P. GARDNER            Chief Executive Officer and Chairman of
    ---------------------------------         the Board of Directors (Principal        June 29, 2001
           (Stephen P. Gardner)               Executive Officer)

           /s/ MATTHEW C. GLESS             Executive Vice President, Finance, Chief
    ---------------------------------         Financial Officer and Director           June 29, 2001
            (Matthew C. Gless)                (Principal Financial Officer)

            /s/ BARRY M. ARIKO
    ---------------------------------       Vice President and Director                June 29, 2001
             (Barry M. Ariko)

                SIGNATURE                                     TITLE                        DATE
                ---------                                     -----                        ----
         /s/ CHRISTOPHER A. COLE
    ---------------------------------       Director                                   June 29, 2001
          (Christopher A. Cole)

            /s/ JOHN J. MOORES
    ---------------------------------       Director                                   June 29, 2001
             (John J. Moores)

         /s/ CHARLES E. NOELL III
    ---------------------------------       Director                                   June 29, 2001
          (Charles E. Noell III)

        /s/ WILLIAM B. RICHARDSON
    ---------------------------------       Director                                   June 29, 2001
         (William B. Richardson)

           /s/ WILLIAM D. SAVOY
    ---------------------------------       Director                                   June 29, 2001
            (William D. Savoy)

        /s/ THOMAS G. WATROUS, SR.
    ---------------------------------       Director                                   June 29, 2001
         (Thomas G. Watrous, Sr.)

                            PEREGRINE SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Peregrine Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Peregrine Systems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Systems, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

San Diego, California
April 26, 2001
(except with respect to the matter discussed in Note 13, as to which the date is June 11, 2001)

                            PEREGRINE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,    MARCH 31,
                                                                 2001        2000
                                                              ----------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  286,658   $ 33,511
  Accounts receivable, net of allowance for doubtful
    accounts of $11,511 and $2,179, respectively............     180,372     69,940
  Other current assets......................................      62,811     22,826
                                                              ----------   --------
    Total current assets....................................     529,841    126,277

Property and equipment, net.................................      82,717     29,537
Goodwill, net of accumulated amortization of $334,178 and
  $54,406, respectively.....................................   1,192,855    233,504
Other intangible assets, investments and other, net of
  accumulated amortization of $24,015 and $1,398,
  respectively..............................................     198,353    134,112
                                                              ----------   --------
                                                              $2,003,766   $523,430
                                                              ==========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   36,024   $ 19,850
  Accrued expenses..........................................     200,886     49,064
  Current portion of deferred revenue.......................      86,653     36,779
  Current portion of long-term debt.........................       1,731         74
                                                              ----------   --------
    Total current liabilities...............................     325,294    105,767

Deferred revenue, net of current portion....................       8,299      4,556
Other long-term liabilities.................................      17,197         --
Long-term debt, net of current portion......................         884      1,257
Convertible subordinated notes..............................     262,327         --
                                                              ----------   --------
    Total liabilities.......................................     614,001    111,580
                                                              ----------   --------
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized,
  no shares issued or outstanding...........................          --         --
Common stock, $0.001 par value, 500,000 shares authorized,
  160,359 and 109,501 shares issued and outstanding,
  respectively..............................................         160        110
Additional paid-in capital..................................   2,342,235    480,957
Accumulated deficit.........................................    (917,104)   (64,863)
Unearned portion of deferred compensation...................     (22,151)      (678)
Cumulative translation adjustment...........................      (3,950)      (666)
Treasury stock, at cost.....................................      (9,425)    (3,010)
                                                              ----------   --------
    Total stockholders' equity..............................   1,389,765    411,850
                                                              ----------   --------
                                                              $2,003,766   $523,430
                                                              ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PEREGRINE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                 2001        2000       1999
                                                              ----------   --------   --------
Revenues:
  Licenses..................................................  $  354,610   $168,467   $ 87,362
  Services..................................................     210,073     84,833     50,701
                                                              ----------   --------   --------
    Total revenues..........................................     564,683    253,300    138,063
                                                              ----------   --------   --------
Costs and Expenses:
  Cost of licenses..........................................       2,582      1,426      1,020
  Cost of services..........................................     111,165     51,441     31,561
  Amortization of purchased technology......................      11,844      1,338         50
  Sales and marketing.......................................     223,966    101,443     50,803
  Research and development..................................      61,957     28,517     13,919
  General and administrative................................      48,420     19,871     10,482
  Acquisition costs and other...............................     918,156     57,920     43,967
                                                              ----------   --------   --------
    Total costs and expenses................................   1,378,090    261,956    151,802
                                                              ----------   --------   --------
Loss from operations before interest (net) and income tax
  expense...................................................    (813,407)    (8,656)   (13,739)
Interest income (expense), net..............................        (538)        38        664
                                                              ----------   --------   --------
Loss from operations before income tax expense..............    (813,945)    (8,618)   (13,075)
Income tax expense..........................................      38,296     16,452     10,295
                                                              ----------   --------   --------
    Net loss................................................  $ (852,241)  $(25,070)  $(23,370)
                                                              ==========   ========   ========
Net loss per share basic and diluted:
  Net loss per share........................................  $    (6.16)  $  (0.24)  $  (0.27)
                                                              ==========   ========   ========
  Shares used in computation................................     138,447    102,332     87,166
                                                              ==========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PEREGRINE SYSTEMS, INC

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                    UNEARNED
                               NUMBER OF                                           PORTION OF
                                 SHARES                ADDITIONAL                   DEFERRED    CUMULATIVE
                                  OUT-       COMMON     PAID-IN     ACCUMULATED     COMPEN-     TRANSLATION   TREASURY
                                STANDING     STOCK      CAPITAL       DEFICIT        SATION     ADJUSTMENT     STOCK
                               ----------   --------   ----------   ------------   ----------   -----------   --------
Balance, March 31, 1998......    75,160       $ 75     $  74,295     $ (16,423)     $ (1,493)     $  (553)    $  (262)
Net loss.....................        --         --            --       (23,370)           --           --          --
Stock issued under employee
  plans......................     7,018          7         7,914            --            --           --          --
Stock issued for
  acquisitions...............    14,928         15       105,434            --            --           --          --
Stock option tax benefit.....        --         --         6,096            --            --           --          --
Deferred compensation........        --         --            --            --           474           --          --
Stock repurchased............        --         --            --            --            --           --      (1,463)
Equity adjustment from
  foreign currency
  translation................        --         --            --            --            --           35          --
                                -------       ----     ----------    ---------      --------      -------     -------
Balance, March 31, 1999......    97,106         97       193,739       (39,793)       (1,019)        (518)     (1,725)
Net loss.....................        --         --            --       (25,070)           --           --          --
Stock issued under employee
  plans......................     7,345          5        23,422            --            --           --          --
Stock issued for
  acquisitions...............     5,050          5       169,643            --            --           --          --
Stock issued for strategic
  investments................        --          3        83,558            --            --           --          --
Stock option tax benefit.....        --         --        10,595            --            --           --          --
Deferred compensation........        --         --            --            --           341           --          --
Stock repurchased............        --         --            --            --            --           --      (1,285)
Equity adjustment from
  foreign currency
  translation................        --         --            --            --            --         (148)         --
                                -------       ----     ----------    ---------      --------      -------     -------
Balance, March 31, 2000......   109,501        110       480,957       (64,863)         (678)        (666)     (3,010)
Net loss.....................        --         --            --      (852,241)           --           --          --
Stock issued under employee
  plans......................     6,320          6        42,495            --            --           --          --
Stock issued for
  acquisitions...............    44,538         44     1,762,908            --            --           --          --
Stock option tax benefit.....        --         --        16,384            --            --           --          --
Deferred compensation........        --         --        39,491                     (21,473)          --          --
Stock repurchased............        --         --            --            --            --           --      (6,415)
Equity adjustment from
  foreign currency
  translation................        --         --            --            --            --       (3,284)         --
                                -------       ----     ----------    ---------      --------      -------     -------
Balance, March 31, 2001......   160,359       $160     $2,342,235    $(917,104)     $(22,151)     $(3,950)    $(9,425)
                                =======       ====     ==========    =========      ========      =======     =======


                                   TOTAL       ACCUMULATED
                               STOCKHOLDERS'     COMPRE-
                                  EQUITY       HENSIVE LOSS
                               -------------   ------------
Balance, March 31, 1998......   $   55,639      $    (781)
                                                =========
Net loss.....................      (23,370)       (23,370)
Stock issued under employee
  plans......................        7,921
Stock issued for
  acquisitions...............      105,449
Stock option tax benefit.....        6,096
Deferred compensation........          474
Stock repurchased............       (1,463)
Equity adjustment from
  foreign currency
  translation................           35             35
                                ----------      ---------
Balance, March 31, 1999......      150,781        (24,116)
                                                =========
Net loss.....................      (25,070)       (25,070)
Stock issued under employee
  plans......................       23,427
Stock issued for
  acquisitions...............      169,648
Stock issued for strategic
  investments................       83,561
Stock option tax benefit.....       10,595
Deferred compensation........          341
Stock repurchased............       (1,285)
Equity adjustment from
  foreign currency
  translation................         (148)          (148)
                                ----------      ---------
Balance, March 31, 2000......      411,850        (49,334)
                                                =========
Net loss.....................     (852,241)      (852,241)
Stock issued under employee
  plans......................       42,501
Stock issued for
  acquisitions...............    1,762,952
Stock option tax benefit.....       16,384
Deferred compensation........       18,018
Stock repurchased............       (6,415)
Equity adjustment from
  foreign currency
  translation................       (3,284)        (3,284)
                                ----------      ---------
Balance, March 31, 2001......   $1,389,765      $(904,859)
                                ==========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PEREGRINE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                 2001        2000       1999
                                                              ----------   --------   --------
Cash flows from operating activities:
Net loss....................................................  $ (852,241)  $(25,070)  $(23,370)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation, amortization, acquisition costs and other...     954,231     68,293     47,781
    Increase (decrease) in cash resulting from changes in:
      Accounts receivable...................................    (100,474)   (24,364)   (18,984)
      Other current assets..................................     (25,955)     1,485     (5,678)
      Other assets..........................................       7,648      2,717       (245)
      Accounts payable and other liabilities................      18,563      4,755      2,939
      Accrued expenses......................................     (32,794)    17,328     12,486
      Deferred revenue......................................      20,851     12,467      4,874
                                                              ----------   --------   --------
        Net cash (used in) provided by operating
          activities........................................     (10,171)    57,611     19,803
                                                              ----------   --------   --------
Cash flows from investing activities:
  Acquisitions and investments, net of cash acquired........      17,974    (41,249)   (11,128)
  Purchases of short-term investments.......................          --         --    (49,000)
  Maturities of short-term investments......................          --      2,000     54,027
  Purchases of property and equipment.......................     (49,031)   (20,713)   (12,426)
                                                              ----------   --------   --------
        Net cash used in investing activities...............     (31,057)   (59,962)   (18,527)
                                                              ----------   --------   --------
Cash flows from financing activities:
  Issuance (repayments) of long-term debt...................       1,284     (7,832)    (1,174)
  Issuance of common stock..................................      42,501     23,427      7,921
  Issuance of notes receivable..............................      (1,611)        --         --
  Treasury stock purchased..................................      (6,415)    (1,285)    (1,463)
  Issuance of convertible subordinated notes................     261,900         --         --
                                                              ----------   --------   --------
        Net cash provided by financing activities...........     297,659     14,310      5,284
                                                              ----------   --------   --------
Effect of exchange rate changes on cash.....................      (3,284)         7         35
                                                              ----------   --------   --------
Net increase in cash and cash equivalents...................     253,147     11,966      6,595
Cash and cash equivalents, beginning of period..............      33,511     21,545     14,950
                                                              ----------   --------   --------
Cash and cash equivalents, end of period....................  $  286,658   $ 33,511   $ 21,545
                                                              ==========   ========   ========
Cash paid during the period for:
  Interest..................................................  $    1,069   $    451   $     26
  Income taxes..............................................  $    1,587   $  3,015   $    155
Supplemental Disclosure of Noncash Investing Activities:
  Stock issued and other noncash consideration for
    acquisitions and investments............................  $1,762,952   $253,209   $105,499

  The accompanying notes are an integral part of these consolidated financial statements.

                            PEREGRINE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) is a leading global provider of infrastructure resource management applications, employee relationship management solutions, and e-commerce technologies and services. Using common shared data, our infrastructure management applications help manage information technology assets as well as assets relating to corporate facilities and fleets. In addition, it offers employee relationship management products designed to improve employee productivity and lower costs by providing employees direct access to corporate resources and infrastructure. Our e-markets group provides products and services associated with the procurement of manufacturing supplies and materials as well as commodity assets. We sell our software and services in North America and internationally through both a direct sales force and through business partnerships.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of PSI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATION

    Certain amounts for prior years have been reclassified to conform to current year presentation.

USE OF ESTIMATES

    The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Our revenues are derived principally from product licensing and services. License fees are generally due upon the granting of the license and typically include a one-year warranty period as part of the license agreement. Service revenues are comprised of fees from maintenance (post-contract support), professional services (consulting), network services, and training. We also derive revenues from transaction fees, subscription fees, and maintenance fees associated with our e-markets group.

    Revenues from direct and indirect license agreements are recognized, provided that all of the following conditions are met: a noncancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and no other significant vendor obligations exist. We may grant extended payment terms of more than one year. Typically this is only done in limited circumstances where the contract is with customers having a proven credit history; when appropriate we discount the related receivable at the applicable market interest rate as a reduction of revenue. Revenues from maintenance services are recognized ratably over the term of the support period, generally one year. Maintenance revenues which are bundled with license agreements, are unbundled using vendor specific objective evidence. Consulting revenues are primarily related to

                            PEREGRINE SYSTEMS, INC.

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed. Transaction and subscription fees are recognized monthly as services are provided.

    Cost of licenses consists primarily of amounts paid to third-party vendors, product media, manuals, packaging materials, personnel, and related shipping costs. Cost of services consists primarily of salaries, benefits, and allocated overhead costs incurred in providing telephone support, professional services, training to customers, and other maintenance. Deferred revenues primarily relates to maintenance fees, which have been paid by our customers in advance of the performance of these services.

BUSINESS RISK AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments which may subject us to concentrations of credit risk consist principally of trade and other receivables. We perform ongoing credit evaluations of our customers' financial condition. We believe that the concentration of credit risk with respect to trade receivables is further mitigated as our customer base consists primarily of large, well established companies. We maintain reserves for credit losses and such losses historically have been within our expectations. For the year ended March 31, 2001, sales to one of our customers accounted for approximately 10% of our total revenues.

    In addition, our license revenue growth has become increasingly dependent on the successful completion of one or more large license transactions during a given quarter. As a result, failure to complete one or more of these transactions by quarter-end could have a material adverse effect on our license revenue, total revenue, and operating results.

CASH AND CASH EQUIVALENTS

    We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight money market accounts, time deposits, commercial paper and government agency notes. The carrying amount reported for cash and cash equivalents approximates its fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of certain of our financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying values of our notes payable approximate the fair values.

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

                            PEREGRINE SYSTEMS, INC.

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations for the applicable period.

LONG-LIVED ASSETS

    We evaluate potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS
No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset.

    In the fall of 2000 the technology driven NASDAQ Stock Market began a steep decline in stock prices, particularly in the e-commerce sectors. In early 2001 it became apparent to us that the downturn was other than temporary. In addition, it became apparent that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001.

    Accordingly, we determined a SFAS 121 triggering event had occurred related to certain of our tangible and intangible assets. We prepared analyses (such as cash flow projections) related to these tangible and intangible assets and as a result determined that certain assets had been impaired. We wrote these assets, along with any allocated goodwill, down to fair value based on the related discounted cash flows and similar evidence. During 2001, we wrote-off
$490 million of impaired intangibles, investments and other assets related primarily to an acquisition made in our e-markets group segment and investments made in our infrastructure management group segment. We will continue to monitor the value of such assets in the future and may have future such impairment charges.

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

    During fiscal 2001, we entered into a strategic relationship with Motive Communications, Inc. ("Motive"), a provider of intelligent service software, to offer advanced electronic service and support

                            PEREGRINE SYSTEMS, INC.

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) capabilities. As part of the agreement, we invested approximately $11.0 million in exchange for approximately a 3.5% ownership of Motive, subsequent to our investment. Our investment in Motive is being accounted for using the cost method.

    In addition, we have made several other strategic investments for aggregate consideration of approximately $17.5 million and $11.3 million during fiscal 2001 and 2000, respectively, all of which are being accounted for using the cost method.

    Many of our investments are in companies whose operations are not yet sufficient to establish them as profitable concerns and we have incurred impairments on some of these investments. Adverse changes in market conditions or poor operating results of underlying investments could result in additional future losses or an inability to recover the carrying value of our investments.

INTANGIBLE ASSETS AND GOODWILL

    Intangible assets and goodwill are comprised of purchase price in excess of identifiable tangible assets associated with our acquired businesses and purchased technology. Intangible assets and goodwill are carried at cost less accumulated amortization, which is being amortized on a straight-line basis over generally five years.

CAPITALIZED COMPUTER SOFTWARE

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", ("SFAS No. 86",) software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. Our basis for establishing technological feasibility in accordance with SFAS No. 86 is the working model method. During the three years in the period ended March 31, 2001, no internal software development costs were capitalized as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred.

ADVERTISING COSTS

    We expense advertising costs in the period they are incurred.

FOREIGN CURRENCY TRANSLATION AND RISK MANAGEMENT

    Assets and liabilities of our foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for each reporting period. Translation gains or losses of our foreign subsidiaries are not included in operations but are reported as other comprehensive income. The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions in denominations other than the functional currency of our foreign operations, while not significant in amount, are included in the results of operations.

    We enter into forward exchange contracts of approximately one month in length to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are

                            PEREGRINE SYSTEMS, INC.

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) designated and effective as a hedge and are inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts are included in income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

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

COMPUTATION OF NET LOSS PER SHARE

    Our computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 requires companies to compute net income
(loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of our equity and debt securities. For the years ended March 31, 2001, 2000, and 1999, the diluted loss per share calculation excludes the effect of certain equity and debt securities as inclusion would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS No. 138"). SFAS No. 137 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," ("SFAS No. 133"), and SFAS No. 138 amends SFAS No. 137. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. These new standards are effective beginning with our first quarter of fiscal 2002. We have determined that adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 will not have a material impact on our consolidated results of operations, financial position or cash flows.

    In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial

                            PEREGRINE SYSTEMS, INC.

1. COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. We believe that our accounting policies comply with the applicable provisions of SAB No. 101.

    In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25." FIN No. 44 affects certain awards and modifications made after December 15, 1998. We believe that our accounting policies comply with the applicable provisions of FIN No. 44.

2. ACQUISITIONS

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

    On March 24, 2000, we completed the acquisition of Barnhill Management Corporation ("Barnhill"), a provider of infrastructure management system solutions and related professional services. We issued approximately 273,000 shares of our Common Stock for all of the outstanding

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
shares of Barnhill for a total purchase price, including merger costs and assumed liabilities, of $32.2 million.

    On June 16, 2000, we completed the acquisition of Harbinger Corporation ("Harbinger"), a provider of electronic business connectivity software and services. We issued approximately 30,157,000 shares of our Common Stock (excluding approximately 6.0 million shares of Peregrine Common Stock issuable upon exercise of options and warrants assumed in connection with the acquisition) in exchange for all of the outstanding shares of Harbinger for a total purchase price, including merger related costs, of approximately $1,481.4 million.

    On September 1, 2000, we completed the acquisition of Loran Network Holding Corporation, Inc. ("Loran"), a provider of network discovery and management solutions. We issued approximately 2,861,000 shares of our Common Stock (excluding approximately 600,000 shares of Peregrine Common Stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all the outstanding shares of Loran for a total purchase price, including merger related costs, of approximately $109.8 million.

    On December 29, 2000, we completed the acquisition of the Tivoli Service Desk Suite of products ("Tivoli") and certain related assets from Tivoli Systems, Inc. We issued approximately 3,015,000 shares of our Common Stock and $45 million in cash for the entire Tivoli product suite for a total purchase price, including merger related costs, of approximately $133.1 million.

    On March 23, 2001, we completed the acquisition of Extricity, Inc. ("Extricity"), a provider of business-to-business relationship management software. We issued approximately 8,398,000 shares of our Common Stock (excluding approximately 707,000 shares of Peregrine Common Stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all of the outstanding shares of Extricity for a total purchase price, including merger related costs, of approximately $202.5 million.

ACCOUNTING TREATMENT OF ACQUISITIONS

    All of the transactions above were accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values at the date of acquisition and the results of operations for each of the acquisitions have been included in the consolidated financial statements for the periods subsequent to acquisition. The dollar amount assigned to the issued shares for each acquisition is based on the

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
market price of the securities over the five days before and after the terms of the acquisition are agreed to and announced. The purchase price allocations are as follows (in thousands):

                                                                              PURCHASE PRICE IN
                                    ACQUIRED IN-PROCESS                         EXCESS OF THE
                                       RESEARCH AND       FAIR VALUE OF NET       ACQUIRED
                                        DEVELOPMENT        ASSETS ACQUIRED         ASSETS           TOTAL
                                    -------------------   -----------------   -----------------   ----------
FISCAL 2001
Harbinger.........................        $64,100              $82,775            $1,334,563      $1,481,438
Loran.............................          6,000                  260               103,562         109,822
Tivoli............................          8,641                  120               124,301         133,062
Extricity.........................         14,619                5,241               182,632         202,492
                                          -------              -------            ----------      ----------
                                          $93,360              $88,396            $1,745,058      $1,926,814
                                          =======              =======            ==========      ==========
FISCAL 2000
FPrint............................        $ 4,194              $    --            $   22,018      $   26,212
Knowlix...........................          2,852                   --                14,973          17,825
Barnhill..........................             --                   --                32,192          32,192
Telco Research....................         17,459                7,520                98,934         123,913
                                          -------              -------            ----------      ----------
                                          $24,505              $ 7,520            $  168,117      $  200,142
                                          =======              =======            ==========      ==========
FISCAL 1999
Innovative........................        $18,907              $    --            $   67,032      $   85,939
ISS...............................          2,959                   --                12,614          15,573
Prototype.........................          4,139                   --                21,728          25,867
                                          -------              -------            ----------      ----------
                                          $26,005              $    --            $  101,374      $  127,379
                                          =======              =======            ==========      ==========

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

    We have completed many of the original research and development projects in accordance with our plans. We continue to work toward the completion of other projects. The majority of the projects

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
are on schedule, but delays may occur due to changes in technological and market requirements for our products. The risks associated with these efforts are still considered high and no assurance can be made that any upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect our revenues and earnings in future quarters.

IN-PROCESS RESEARCH AND DEVELOPMENT

    INNOVATIVE

    The R&D activities acquired in this acquisition focused on creating advanced computer-integrated facilities management technologies.

    We estimated that the projects under development were approximately 30% complete at the time of the acquisition. We also expected the initial phases of the R&D to reach technological feasibility within 12 to 18 months and begin generating revenues shortly thereafter. Costs to complete all phases on the R&D projects were estimated at approximately $3 to $5 million at the acquisition date, with the expectation that the initial phases of the R&D would reach technological feasibility, at the earliest, within one year of the acquisition date and begin generating revenues shortly thereafter. Substantial progress had been made on the next-generation software architecture and design.

    At the time of this acquisition, the engineers had not produced a working model of the future product. In order for the R&D to be technologically or commercially viable, complex functions needed to be fully architected, coded, developed, and tested to create a seamless, workable product. Revenues attributed to the in-process technologies were estimated based on forecasted sales and anticipated timing of new product introductions. Aggregate revenues for the in-process products are expected to peak in 2002 and then decline over the remaining forecast period. The overall technology life was estimated to be approximately 5 to 7 years for the in-process technologies. Expenses as a percentage of revenue for Innovative were expected to decrease over the projected period due primarily to cost efficiencies gained from a larger revenue base. We used a 30% discount rate in our calculations based on independent studies that analyze market return for various development-stage companies.

    We believe that the foregoing assumptions used in the in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual results for Innovative have been higher than forecasts with respect to acquired in-process revenues. However, we believe that expenses incurred to date associated with the development and integration of the in-process R&D projects were higher than previous estimates. The project was completed with minor delay, which did not have a material effect on the costs.

    ISS

    We believe that the assumptions used in the in-process R&D analysis were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual expenses were less than previous estimates. The project was completed on time and within budget.

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)

    PROTOTYPE

    We believe that the assumptions used in the in-process R&D analysis were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual revenues have been higher than forecast and expenses are consistent with previous estimates. All projects were completed on time and within budget.

    FPRINT

    We believe that the assumptions used in the in-process R&D analysis were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual expenses have been materially consistent with previous estimates. The FPrint version 5.0X project was modified after 3 months into an alternate UNIX supported project that was completed on time. The Cascade version
2.0 project was modified and its functionality was integrated into our existing products. The project was completed on time.

    KNOWLIX

    We believe that the assumptions used in the in-process R&D analysis were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual revenues have been lower than forecast and expenses are materially consistent with previous estimates. The iKnow enterprise (v2.0) project was completed on time and within budget. The iKnow Enterprise (v3.0) project was modified to create a more advanced product and this was not completed on time or within budget.

    TELCO RESEARCH

    At the acquisition date, the significant ongoing R&D projects were focused mainly on TRU Server version 5.0, TRU System version 6.0, and TRU Access Manager version 3.x. Development work on the TRU Server version 5.0 includes support for Oracle 8 and a new Distributed Cost Allocation module. In addition, these R&D efforts will result in a common platform for both TRU Server and TRU System. For the TRU System version 6.0, development efforts include migration to a 32-bit platform for the TRU System and moving to a SQL Server 7 back-end database and development efforts toward Integrated Data Collection release 3. Development activities for TRU Access Manager 3.x include: 1) moving away from Visual FoxPro to SQL Server 7 as the back-end database, 2) extending firewall support to Cisco PIX, Checkpoint Firewall-1, and Axent Raptor, 3) web-based querying tool, and
4) multi-user support.

    At the time of acquisition, TRU Server version 5.0 was 80% complete, TRU System version 6.0 was 60% complete, and TRU Access Manager version 3.x was 90% complete. It was estimated that to complete TRU Server version 5.0, $90,000 remained to complete the project. It was estimated that to complete TRU System version 6.0, $240,000 remained to complete the project. It was estimated that to complete TRU Access Manager version 3.x, $50,000 remained to complete the project. In addition, at the acquisition date, approximately $360,000, $360,000, and $475,000 had been spent on TRU Server version 5.0, TRU System version 6.0, and TRU Access Manager version 3.x, respectively. Furthermore, it was estimated that the TRU Server version 5.0 project would be complete and introduced during Q2 2000. It was estimated that the TRU System version 6.0 project would be complete and introduced

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
during Q3 2000. It was estimated that the TRU Access Manager version 3.x project would be complete and introduced during Q2 2001.

    The revenue projections used to value in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions. Future revenue estimates were aggregated for the voice and data product lines based on estimates of product life cycles and expected revenue contributions from each product line. Operating expenses were projected as a percentage of sales. We used a 20% discount rate in our calculations based on the weighted average cost of capital as based on the risk of realizing cash flows from products that had yet to reach technological feasibility.

    We believe that the foregoing assumptions used in the in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We believe that actual results for Telco have been consistent with forecasts with respect to acquired in-process revenues. However, we believe that expenses incurred to date associated with the development and integration of the in-process R&D projects are in excess of previous estimates. TRU Server version
5.0 was completed in the Beta phase in Q3 2001 and as a final product in Q4 2001. The project was completed with a cost in excess of budget. TRU System version 6.0 was renamed TeleCenter and was completed on time in Q3 2001. The project was completed with costs in excess of budget. TRU Access Manager version 3.x was completed on time and within the budget.

    HARBINGER

    At the acquisition date, the significant ongoing R&D projects were focused mainly on the TrustedLink Family, Harbinger.net-IVAS/Pipeline, and Next-Generation-FLD/SLD. We began development work on its TrustedLink e-Version 5 during Q2 1999. This server solution project includes development work related to the Unix, NT, and AS/400 editions. The project plan includes a phase 1 target of Q2 2000 and a phase 2 target of Q4 2000. Development work related to the TrustedLink AS/400 edition will be completed prior to that of the Unix and NT editions. The major development work focuses on the next-generation XML and Internet enablements. Development work related to the core technology underlying Harbinger.net includes IVAS 3. 4/3.5, Pipeline 3.0, as well as various other supporting core technologies. The major development work revolves around two core functionalities, connectivity (Pipeline) and message handling (IVAS). During 1999, the Harbinger labs development group initiated work on its next-generation e-commerce technologies. A component-based architecture using the Java programming language was adopted to lower development costs, shorten time to market and enhance product performance. In addition, this next-generation technology will support real-time transactions and true application-to-application integration, which will be a critical requirement with new Internet B2B applications.

    At the acquisition date, the Trusted/Link AS/400, Unix, NT project was 52% complete, the Harbinger.net-IVAS/Pipeline project was 49% complete, and the Next-generation-FLD/SLD project was 33% complete. In order to complete TrustedLink-AS/400, Unix, NT project, an additional $3.6 million in costs remained. $2 million in costs remained to complete the Harbinger.net-IVAS/Pipeline project. It was estimated that to complete the Next-generation-FLD/SLD project $4.5 million remained. At the date of acquisition, approximately $3.9 million, $2 million and $2.2 million had been spent on the TrustedLink-AS/400 Unix project, Harbinger.net-IVAS/Pipeline project and Next-generation-FLD/SLD

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
project, respectively. It was estimated that the TrustedLink-AS/400, Unix, NT project consists of two phases. The first phase is expected to be completed in Q2 2000 and phase two is expected to be completed in Q4 2000. It was estimated that the Harbinger.net-IVAS/Pipeline project will be completed in mid/late 2000. It was estimated that the Next-generation-FLD/SLD project will be completed in Q4 2000 to Q1 2001.

    The revenue projections used to value the developed technology and in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions. Future revenue estimates were aggregated for Harbinger's traditional revenue model (TrustedLink family/core software sale), as well as for the projected growth drivers (ASP/Portal model) based on management's estimate of product line cycles and expected revenue contributions from each revenue model. Operating expenses were projected as a percentage of sales. We used a 17.5% discount rate in our calculations based on the weighted average cost of capital as based on the risk of realizing cash flows from products that had yet to reach technological feasibility.

    We believe that the foregoing assumptions used in the in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We believe that actual results for Harbinger have been lower than forecasts with respect to acquired in-process revenues. However, we believe that expenses incurred to date associated with the development and integration of the in-process R&D projects is generally consistent with previous estimates. The TrustedLink project, the IVAS project and the FLD/SLD project (renamed Power.Enterprise) were completed generally on time and on budget.

    LORAN

    We believe that the assumptions used in the in-process R&D analysis were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual revenues and expenses have been consistent with previous estimates. The project was completed later than anticipated in Q3 2000, but was within budget. The delay in completion was due to the fact that additional functionalities were added.

    TIVOLI

    The R&D activities acquired in this acquisition focused on the development, engineering and testing activities associated with TSD version 7.x, which includes substantial new functionality and expanded HTML capabilities.

    We estimated that the projects under development were approximately 80% complete at the time of the acquisition. We also expected the initial phases of the R&D to reach technological feasibility within 12 to 15 months and begin generating revenues shortly thereafter. Costs to complete all phases on the R&D projects were estimated at approximately $1.3 million at the acquisition date, with the expectation that the initial phases of the R&D would reach technological feasibility, at the earliest, within one year of the acquisition date and begin generating revenues shortly thereafter.

    At the time of this acquisition, the engineers were completing development work. In order for the R&D to be technologically or commercially viable, development and testing needed to be completed to create a seamless, workable product. Revenues attributed to the in-process technologies were estimated

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
based on forecasted sales and anticipated timing of new product introductions. Aggregate revenues for the in-process products are expected to peak in 2002 and then decline over the remaining forecast period. The overall technology life was estimated to be approximately 3 to 5 years for the in-process technologies. Expenses as a percentage of revenue for Tivoli were expected to decrease over the projected period due primarily to cost efficiencies gained from a larger revenue base. We used a 22% discount rate in our calculations based on independent studies that analyze market returns.

    We believe that the assumptions used in the above in-process R&D analysis were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual revenues and expenses have been materially consistent with previous estimates.

    EXTRICITY

    The R&D activities acquired in this acquisition focused the development, engineering and testing activities associated with the completion of release 4.x of Extricity Alliance Manager and the development of several related Adapters and Channels technologies. R&D also included development efforts related to Extricity Alliance Manager release 5.x.

    We estimated that the 4.x and 5.x projects under development were approximately 80% and 10% complete, respectively, at the time of the acquisition. We also expected the initial phases of the R&D to reach technological feasibility within 3 to 12 months and begin generating revenues shortly thereafter. Costs to complete all phases on the R&D projects were estimated at approximately $7.3 million at the acquisition date, with the expectation that the initial phases of the R&D would reach technological feasibility, at the earliest, within three months of the acquisition date and begin generating revenues shortly thereafter.

    At the time of this acquisition, the engineers were completing development and testing activities related to release 4.x. R&D efforts related to release 5.x included completion of requirements definition and all subsequent development stages. In order for the R&D to be technologically or commercially viable, certain components of the R&D projects needed to be fully architected, coded, developed, and tested to create a seamless, workable product. Revenues attributed to the in-process technologies were estimated based on forecasted sales and anticipated timing of new product introductions. Aggregate revenues for the in-process products are expected to peak in fiscal 2005 and then decline over the remaining forecast period. The overall technology life was estimated to be approximately 5 to 7 years for the in-process technologies. Expenses as a percentage of revenue for Extricity were expected to decrease over the projected period due primarily to cost efficiencies gained from a larger revenue base. We used discount rates ranging from 22.5% to 25.0% in our calculations based on independent studies that analyze market returns for similar companies.

    We believe that the foregoing assumptions used in the in in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual revenues and expenses have been materially consistent with previous estimates.

    With respect to acquisition related liabilities at March 31, 2001, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the year to integrate the operations of these acquisitions. The plans provide for the

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
consolidation of duplicate facilities and infrastructure assets and the elimination of duplicative efforts and positions within the combined company. In connection with the integration plans we have accrued for acquisition related costs comprised principally of the following components (in thousands):

                                                              ESTIMATED LIABILITY
                                                              -------------------
Estimated advisory fees.....................................        $12,200
Employee severance and relocation...........................         17,100
Duplicative facilities, equipment and efforts...............         14,100
Other merger related costs..................................         30,350
                                                                    -------
                                                                    $73,750
                                                                    =======

    This accrual represents our best estimate, based on information available as of March 31, 2001, of the identifiable and quantifiable charges that we may incur as a result of the acquisition and integration plans, however these estimates may change. Any changes in the estimates during the twelve month period following the acquisition will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within the next twelve months.

    The following represents a detail, by acquisition, of our acquisition related liabilities (in thousands):

                         MARCH 31, 1999    ADDITIONS     USES     MARCH 31, 2000    ADDITIONS     USES     MARCH 31, 2001
                         ---------------   ---------   --------   ---------------   ---------   --------   ---------------
Prototype..............       $3,400        $    --    $(3,400)       $    --       $     --    $     --       $    --
Fprint.................           --          3,250       (750)         2,500             --      (2,500)           --
Knowlix................           --          1,305       (205)         1,100             --      (1,100)           --
Telco..................           --         11,500         --         11,500             --      (7,500)        4,000
Harbinger..............           --             --         --             --         73,600     (39,850)       33,750
Loran..................           --             --         --             --          8,500        (500)        8,000
Tivoli.................           --             --         --             --         13,500      (3,500)       10,000
Extricity..............           --             --         --             --         18,000          --        18,000
                              ------        -------    -------        -------       --------    --------       -------
                              $3,400        $16,055    $(4,355)       $15,100       $113,600    $(54,950)      $73,750
                              ======        =======    =======        =======       ========    ========       =======

    In addition to the costs included in the accrual for our acquisition and integration plans we will incur other incremental costs as a direct result of our integration efforts. These costs will be accounted for as incurred in future periods. To the extent these costs become significant they could have a material adverse effect on our future operating results.

PRO FORMA FINANCIAL INFORMATION

    The following table presents the unaudited pro forma results assuming we had acquired each of Harbinger and Telco Research at the beginning of fiscal 2001 and 2000, as applicable. This information may not necessarily be indicative of our future combined results.

                            PEREGRINE SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
    The unaudited pro forma results of operations exclude the results of operations of certain acquisitions consummated during fiscal 2001 and 2000. The inclusion of the results associated with these acquisitions would not materially affect the pro forma financial information presented below.

                                                        PRO FORMA RESULTS FOR THE
                                                               YEARS ENDED
                                                                MARCH 31,
                                                        -------------------------
                                                           2001          2000
                                                        -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER
                                                               SHARE DATA)
                                                               (UNAUDITED)
Revenues..............................................   $ 598,085     $ 444,329
Net loss..............................................   $(913,247)    $(333,864)
Basic and diluted loss per share......................   $   (6.60)    $   (3.26)

3. SENIOR CREDIT FACILITY

    In July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. Any borrowings under the credit facility are secured by substantially all assets and shall bear interest at a rate equal to LIBOR plus the applicable margin rate. Proceeds of the senior credit facility may be used for general corporate purposes, including acquisitions. As of March 31, 2001, there were no amounts outstanding with respect to this facility.

4. BALANCE SHEET COMPONENTS

    Other current assets consists of the following (in thousands):

                                                                 MARCH 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Prepaid expenses..........................................  $13,861    $ 8,505
Deferred tax assets.......................................   13,762      4,024
Other.....................................................   35,188     10,297
                                                            -------    -------
                                                            $62,811    $22,826
                                                            =======    =======

    Property and equipment (net) consists of the following (in thousands):

                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Furniture and equipment.................................  $111,157   $ 44,197
Leasehold improvements..................................    17,259      8,830
                                                          --------   --------
                                                           128,416     53,027
Less accumulated depreciation...........................   (45,699)   (23,490)
                                                          --------   --------
                                                          $ 82,717   $ 29,537
                                                          ========   ========

                            PEREGRINE SYSTEMS, INC.

4. BALANCE SHEET COMPONENTS (CONTINUED)
    Accrued expenses consists of the following (in thousands):

                                                                MARCH 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Employee compensation....................................  $ 20,904   $ 6,146
Commissions..............................................    18,611    11,673
Taxes....................................................    31,012     8,340
Acquisition related liabilities..........................    73,750    15,124
Other....................................................    56,609     7,781
                                                           --------   -------
                                                           $200,886   $49,064
                                                           ========   =======

5. CONVERTIBLE SUBORDINATED NOTES

    In November and December of 2000, we issued $270 million principal amount of 5.5% convertible subordinated notes (the "Convertible Notes") due November 2007 to qualified institutional buyers and non-U.S. persons in a private placement. After expenses, we received net proceeds of $261.9 million. Interest on the Convertible Notes is payable semi-annually on May 15th and November 15th. The Convertible Notes will mature on November 15, 2007, and are convertible into 10,800,000 shares of Peregrine common stock at the option of the holder at any time at a price of $25.00 per share. The Convertible Notes may be redeemed at our option on or after November 18, 2003 at a premium of 103.143% of principal value, plus accrued and unpaid interest, which declines annually to par value at maturity date, if the closing price of our common stock has exceeded 140% of the conversion price for a specified period of time before the redemption notice. In addition, holders may require us to repurchase the notes upon a change in control.

    Costs incurred to issue the debt have been deferred against the carrying value of the Convertible Notes and are being accreted over the term of the related debt using the effective interest method. The Convertible Notes are subordinate to substantially all of our existing and future outstanding debt. We are not restricted under the indenture from incurring additional debt.

                            PEREGRINE SYSTEMS, INC.

6. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Note payable to lessor. Unsecured; interest at 8%. Paid in
  full in 2001..............................................  $    --     $  158
Note payable to lessor. Unsecured; interest at 8%. Monthly
  payments of principal and interest through September
  2003......................................................       97        129
Note payable to shareholders of an acquired company.
  Secured; interest at 7%. Paid in full in 2001.............       --        700
Note payable to third party. Unsecured; interest at 9%. Paid
  in full in 2001...........................................       --        180
French Government Agency loans and other. Paid in full in
  2001......................................................       --        164
Note payable to third party. Unsecured; interest at 8%.
  Principal and interest due in full February 2002..........      766         --
Notes payable to third party. Unsecured; varied interest.
  Principal and interest due in full during fiscal 2002.....      646         --
Note payable to third party. Unsecured; interest at 8%.
  Quarterly payments of interest through March 2006.
  Principal due in annual payments beginning March 2004
  through March 2006........................................      300         --
Note payable to third party. Unsecured; interest at 8%.
  Quarterly payments of interest through March 2006.
  Principal due in annual payments beginning March 2004
  through March 2006........................................      433         --
Note payable to financial institution. Secured; interest at
  banks' prime plus 1.75% (9.75% at March 31, 2001). Monthly
  payments of principal and interest through October 2001...      105         --
Note payable to financial institution. Secured; interest at
  banks' prime plus 1.75%. (9.75% at March 31, 2001).
  Monthly payments of principal and interest through
  September 2002............................................      268         --
                                                              -------     ------
                                                                2,615      1,331
Less current portion........................................   (1,731)       (74)
                                                              -------     ------
                                                              $   884     $1,257
                                                              =======     ======

    Scheduled fiscal year principal payments on long-term debt due as of March 31, 2001 are as follows (in thousands):

                                                               FUTURE SCHEDULED
                                                              PRINCIPAL PAYMENTS
                                                              ------------------
2002........................................................        $1,731
2003........................................................           130
2004........................................................           266
2005........................................................           244
2006........................................................           244
                                                                    ------
                                                                    $2,615
                                                                    ======

                            PEREGRINE SYSTEMS, INC.

7. INCOME TAXES

    The geographic distribution of income (loss) before income taxes is as follows (in thousands):

                                                           MARCH 31,
                                                -------------------------------
                                                  2001        2000       1999
                                                ---------   --------   --------
Domestic......................................  $(848,528)  $(23,275)  $(21,041)
Foreign.......................................     34,583     14,657      7,966
                                                ---------   --------   --------
Total.........................................  $(813,945)  $ (8,618)  $(13,075)
                                                =========   ========   ========

    The income tax provision consisted of the following (in thousands):

                                                             MARCH 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
Current
  Federal........................................  $25,619    $ 9,670    $ 5,304
  State..........................................    2,488        925        792
  Foreign........................................   10,521      4,083      2,700
                                                   -------    -------    -------
Total current....................................   38,628     14,678      8,796
                                                   -------    -------    -------

Deferred
  Federal........................................     (298)     1,265      1,262
  State..........................................      (34)       331        188
  Foreign........................................       --        178         49
                                                   -------    -------    -------
Total deferred...................................     (332)     1,774      1,499
                                                   -------    -------    -------
Total provision..................................  $38,296    $16,452    $10,295
                                                   =======    =======    =======

    We realize an income tax benefit from disqualifying dispositions of certain stock options. This benefit results in a decrease to current income taxes payable and an increase to additional paid-in capital at the time the benefit is realized. The amount of the benefit realized for the years ended March 31, 2001, 2000, and 1999 was $16,384,000, $10,595,000, and $6,096,000, respectively.

                            PEREGRINE SYSTEMS, INC.

7. INCOME TAXES (CONTINUED)
    A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows (in thousands):

                                                                         MARCH 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
Federal tax provision (benefit) at the statutory rate.......  $(284,880)  $(3,016)   $(4,446)
State tax provision (benefit), net of federal effect........    (32,558)     (345)      (654)
Effect of foreign earnings taxed at different rates.........     (3,112)     (437)      (912)
Foreign sales corporation...................................         --      (985)        --
Tax credits.................................................     (1,061)   (1,184)      (860)
Non-deductible acquired R&D and amortization of
  intangibles...............................................    354,312    21,792     14,023
Other.......................................................      5,595        78          1
Change in valuation allowance...............................         --       549      3,143
                                                              ---------   -------    -------
Total income tax provision..................................  $  38,296   $16,452    $10,295
                                                              =========   =======    =======

    The amounts stated in the table above for the years ended March 31, 2001, 2000, and 1999 are based upon income before taxes which include expenses related to the acquisition of in-process research and development and amortization of purchased intangibles. Excluding these acquisition-related expenses, the effective tax rate for the years ended March 31, 2001, 2000, and 1999 was 33.0%, 32.5%, and 33.3%, respectively.

    U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $38.8 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside of the U.S.

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                                MARCH 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 35,870   $ 1,197
  Intangible assets......................................    13,221     5,192
  Deferred maintenance revenue...........................     1,600     1,576
  Bad debt reserves......................................     2,498        --
  Accrued vacation and bonuses...........................     3,555        --
  Tax credits............................................     4,973        --
  Other..................................................     1,550       726
                                                           --------   -------
Total gross deferred tax assets..........................    63,267     8,691

Deferred tax liabilities:
  Depreciation...........................................    (2,176)     (167)
                                                           --------   -------
Net deferred tax asset prior to valuation allowance......    61,091     8,524
Valuation allowance......................................   (47,329)   (4,500)
                                                           --------   -------
Net deferred tax assets..................................  $ 13,762   $ 4,024
                                                           ========   =======

                            PEREGRINE SYSTEMS, INC.

7. INCOME TAXES (CONTINUED)
    As of March 31, 2001, we had total net operating loss carryforwards of approximately $200.0 million for domestic federal income tax reporting purposes, which expire beginning in 2002. Approximately $117.0 million of the net operating loss carryforwards (excluded from the table above) relate to disqualifying dispositions of stock options which will result in an increase in additional paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized. In certain circumstances, as specified in the Internal Revenue Code, an ownership change of fifty percent or more by certain combinations of our stockholders during any three year period could result in an annual limitation on our ability to utilize portions of our domestic net operating loss carryforwards.

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

8. COMMITMENTS AND CONTINGENCIES

    We lease certain buildings and equipment under noncancelable operating lease agreements. The leases generally require us to pay all execution costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases totaled approximately $17.9 million, $9.1 million, and $4.6 million in fiscal years 2001, 2000, and 1999, respectively.

    Future minimum lease payments under noncancelable operating leases (net of sublease payments), at March 31, 2001 are as follows (in thousands):

                                                              OPERATING LEASES
                                                              ----------------
2002........................................................      $ 21,447
2003........................................................        22,565
2004........................................................        22,911
2005........................................................        21,361
2006........................................................        20,355
Thereafter..................................................       140,538
                                                                  --------
Total minimum lease payments................................      $249,177
                                                                  ========

    We sublease office space in San Diego to an affiliated company. The term of the sublease is from June 1996 to October 2003 and requires monthly rental payments of approximately $17,000.

    On June 9, 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space in San Diego, and an option to lease approximately 118,000 square feet of office space. In June 2001, we exercised our option to lease the additional space. To the extent we do not require all of the space under these leases, we have the right to sublet excess space. Currently, we have moved into a portion of the completed new facilities and are subleasing a portion to unaffiliated companies. The remaining uncompleted space is scheduled for completion over the next three years. The future minimum lease commitments detailed above contain our future commitments associated with these leases and are net of the sublease payments.

                            PEREGRINE SYSTEMS, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    We pay commissions to employees who have authored certain of our products based on a percentage of the respective product's sales. Commissions paid under such agreements are included in research and development expense in the accompanying consolidated statements of operations and were approximately
$5.4 million, $3.6 million, and $3.2 million for fiscal years 2001, 2000, and 1999, respectively.

    From time to time we are involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in our opinion, is expected to have a material adverse effect on our consolidated financial position or results of operations.

9. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    We have authorized 5,000,000, $0.001 par value, undesignated preferred shares, none of which were issued or outstanding at March 31, 2001 and 2000. Our Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by our shareholders.

TREASURY STOCK

    As of March 31, 2001, 2000 and 1999, shares of treasury stock held were 414,000, 157,000, and 29,000, respectively.

STOCK OPTIONS

    We have twelve stock option plans, the 1990 Peregrine Systems Nonqualified Stock Option Plan ("1990 PSI Plan"), the 1991 Peregrine Systems Nonqualified Stock Option Plan ("1991 PSI Plan"), the 1994 Peregrine Systems Stock Option Plan ("1994 PSI Plan"), the 1997 Peregrine Systems Director Option Plan ("PSI Director Plan"), the 1999 Peregrine Systems Nonqualified Stock Option Plan ("1999 PSI Plan"), the 1994 Innovative 1994 Stock Option Plan ("1994 Innovative Plan"), 1996 Harbinger Stock Option Plan ("1996 Harbinger Plan"), the 1997 Knowlix Amended and Restated 1997 Stock Option Plan ("1997 Knowlix Plan"), the Loran Share Option Plan ("Loran Plan"), the Barnhill Amended and Restated 1998 Stock Option Plan ("1998 Barnhill Plan"), the 1996 Extricity Stock Option Plan ("1996 Extricity Plan"), and the Telco Management Stock Option Plan ("Telco Plan"). Furthermore, we have stock option agreements related to the 1997 Apsylog acquisition ("Apsylog Agreements"). We may no longer grant options under the 1990 PSI Plan, the 1991 PSI Plan, the 1994 Innovative Plan, the 1996 Harbinger Plan, the 1997 Knowlix Plan, the Loran Plan, the 1998 Barnhill Plan, the 1996 Extricity Plan, the Telco Plan, or the Apsylog Agreements. We may grant up to 38,503,000, 600,000, and 4,996,000 options under the 1994 PSI Plan, the PSI
Director Plan and the 1999 PSI Plan, respectively. All options granted pursuant to the plans have an exercise price determined by our Board of Directors on a per-grant basis, which may not be less than fair market value on the date of grant. Option grants under all active stock option plans generally vest over four years.

                            PEREGRINE SYSTEMS, INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes our outstanding stock options at March 31, 2001, 2000, and 1999 as well as changes during the periods then ended.

                                                                   WEIGHTED AVERAGE
                                                                    EXERCISE PRICE
                                                NUMBER OF SHARES      PER SHARE
                                                ----------------   ----------------
                                                          (IN THOUSANDS)
Balances, March 31, 1998......................      14,294.9            $ 1.70
                                                    --------
Options assumed in acquisition................       2,038.4              1.72
Options granted...............................      12,029.0              7.44
Options exercised.............................      (7,201.5)             0.96
Options canceled..............................      (1,715.6)             1.52
                                                    --------
Balances, March 31, 1999......................      19,445.2              5.52
                                                    --------
Options assumed in acquisitions...............         132.3             20.95
Options granted...............................       5,857.3             19.18
Options exercised.............................      (4,791.0)             4.22
Options canceled..............................        (776.1)             8.35
                                                    --------
Balances, March 31, 2000......................      19,867.7              9.79
                                                    --------
Options assumed in acquisitions...............       7,632.7             16.16
Options granted...............................       6,776.3             18.30
Options exercised.............................      (6,262.8)             6.43
Options canceled..............................      (2,859.5)            14.83
                                                    --------
Balances, March 31, 2001......................      25,154.4            $14.32
                                                    ========

    As of March 31, 2001, the weighted average remaining life of the
25.2 million outstanding shares was approximately 7 years. As of March 31, 2001, 2000 and 1999 exercisable options outstanding were 8,738,000, 4,064,000, and 2,329,000, respectively, with weighted average exercise prices of $10.63, $5.21, and $2.00, respectively.

    We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). Accordingly, we continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees."

    Pursuant to SFAS No. 123, we are required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if we had elected to use the fair value approach to account for all of our employee stock-based compensation plans. Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS No. 123, our net income (loss)

                            PEREGRINE SYSTEMS, INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
and net income (loss) per share for the years ended March 31, 2001, 2000, and 1999 would have been as indicated below:

                                                    FOR THE YEARS ENDED MARCH 31,
                                                -------------------------------------
                                                   2001          2000         1999
                                                -----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss:
  As reported.................................   $(852,241)    $(25,070)    $(23,370)
  Pro forma expense effect of SFAS No. 123....     (34,202)     (15,216)      (5,546)
                                                 ---------     --------     --------
  Pro forma after giving effect to SFAS No.
    123.......................................   $(886,443)    $(40,286)    $(28,916)
                                                 =========     ========     ========
Basic and diluted pro forma net loss per share
  As reported.................................   $   (6.16)    $  (0.24)    $  (0.27)
  Pro forma expense effect of SFAS No. 123....        (.24)       (0.15)       (0.06)
                                                 ---------     --------     --------
  Pro forma after giving effect to SFAS No.
    123.......................................   $   (6.40)    $  (0.39)    $  (0.33)
                                                 =========     ========     ========

    The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

                                                              FOR THE YEARS ENDED
                                                                   MARCH 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
Risk-free interest rate................................    4.59%      6.38%      5.65%
Expected life (in years)...............................    4.5        4          4
Expected volatility....................................   99.14%     89.03%     78.92%

RESTRICTED STOCK

    During fiscal 1996, we granted 2,400,000 shares of nontransferable Common Stock under restricted stock agreements to certain employees. These shares were valued at a fair value of $0.59. During fiscal 1998, 808,000 of these shares were canceled. As of March 31, 2001, all restrictions have lapsed on the non-cancelled shares and compensation expense has been recognized.

    During fiscal year 1998, we granted an additional 200,000 shares of nontransferable Common Stock under restricted stock agreements valued at $3.16. These shares vest over a six-year term and deferred compensation of $631,000 is currently being amortized to income over this term.

1997 EMPLOYEE STOCK PURCHASE PLAN

    In February 1997, our Board of Directors adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan ("Purchase Plan") covering substantially all employees. We have reserved 1,000,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of our common stock on the first or last day of each option purchase period, as defined. During fiscal years 2001, 2000, and 1999 we issued 106,000, 100,000, and 124,000 shares, respectively, pursuant to the Purchase Plan.

                            PEREGRINE SYSTEMS, INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
DIRECTOR OPTION PLAN

    In February 1997, our Board of Directors adopted, and the stockholders approved, the 1997 Director Option Plan ("Director Plan"). We have reserved 600,000 shares of our Common Stock for issuance under the Director Plan. The Director Plan provides each new eligible outside PSI director an initial option grant to purchase 25,000 shares of our Common Stock upon election to our Board of Directors. In addition, commencing with the 1998 Annual Stockholders meeting, such eligible outside directors are granted an option to purchase 5,000 shares of our Common Stock at each annual meeting. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of our Common Stock on the date of grant. Options may be granted for periods up to ten years and generally vest over four years. We granted 70,000, 50,000 and 100,000 shares of our Common Stock under the Director Plan in fiscal 2001, 2000, and 1999, respectively.

10. EMPLOYEE BENEFIT PLAN

    We have a 401(k) Plan ("Plan") covering substantially all U.S. employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to make contributions of up to 20 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, we may also contribute to the Plan by matching 25% of employee contributions. Amounts we contributed to the Plan during fiscal 2001, 2000, and 1999 were $1,457,000, $905,000, and $467,000, respectively.

11. SEGMENT AND GEOGRAPHIC OPERATIONS

    We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). This statement requires disclosure of segment information in a manner consistent with the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Prior to the acquisition of Harbinger in June 2000, we operated exclusively in the Infrastructure Management industry. We now operate in two segments that meet the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. These reportable segments are the infrastructure management group and the e-markets group. Transactions between our reportable segments are made at terms which approximate arms length transactions and are in accordance with generally accepted accounting principles. There is no significant difference between the measurement of the reportable segment's assets and profits and losses disclosed below and the measurement of assets and profits and losses in our consolidated balance sheet and statement of income. Accounting allocations are made in the same manner for all operating segments.

                            PEREGRINE SYSTEMS, INC.

11. SEGMENT AND GEOGRAPHIC OPERATIONS (CONTINUED)
    Required reported segment information is as follows (in thousands):

                                           INFRASTRUCTURE
                                             MANAGEMENT     E-MARKETS
                                               GROUP          GROUP     CONSOLIDATED
                                           --------------   ---------   ------------
Year ended March 31, 2001
Revenues.................................    $  451,786     $ 112,897    $  564,683
Income (loss) from operations before
  income tax expense.....................    $ (466,019)    $(347,926)   $ (813,945)
Income tax expense.......................    $   21,926     $  16,370    $   38,296
Total assets.............................    $1,917,600     $  86,166    $2,003,766

    A summary of our operations by geographic area is as follows (in thousands):

                                                   NORTH
                                                  AMERICA       EMEA        APLA      CONSOLIDATED
                                                -----------   --------   ----------   ------------
Year ended March 31, 2001
Revenues......................................  $  363,999    $186,627    $14,057      $  564,683
Total assets..................................  $1,894,895    $ 98,098    $10,773      $2,003,766

Year ended March 31, 2000
Revenues......................................  $  149,582    $ 96,886    $ 6,832      $  253,300
Total assets..................................  $  503,237    $ 19,066    $ 1,127      $  523,430

Year ended March 31, 1999
Revenues......................................  $   88,649    $ 47,276    $ 2,138      $  138,063
Total assets..................................  $  179,376    $ 27,754    $   583      $  207,713

                            PEREGRINE SYSTEMS, INC.

12. QUARTERLY INFORMATION (UNAUDITED)

    The following unaudited quarterly financial information (in thousands) includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented.

                                                     FIRST      SECOND       THIRD      FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------   ---------   ---------   ---------
FISCAL 2001
Licenses revenue.................................  $  62,442   $  87,395   $  99,543   $ 105,230
Services revenue.................................     31,882      55,320      57,064      65,807
Total costs and expenses.........................   (183,561)   (216,552)   (229,558)   (748,419)
                                                   ---------   ---------   ---------   ---------
Income (loss) from operations....................    (89,237)    (73,837)    (72,951)   (577,382)
Interest income (expense), net...................         75           8         224        (845)
Income tax expense...............................      5,963       9,001      11,114      12,218
                                                   ---------   ---------   ---------   ---------
Net income (loss)................................  $ (95,125)  $ (82,830)  $ (83,841)  $(590,445)
                                                   ---------   ---------   ---------   ---------
Basic and diluted income (loss) per share........  $   (0.83)  $   (0.58)  $   (0.58)  $   (4.17)
                                                   ---------   ---------   ---------   ---------

FISCAL 2000
Licenses revenue.................................  $  32,092   $  37,102   $  46,524   $  52,749
Services revenue.................................     19,513      20,705      21,020      23,595
Total costs and expenses.........................    (53,093)    (56,006)    (63,233)    (89,624)
                                                   ---------   ---------   ---------   ---------
Income (loss) from operations....................     (1,488)      1,801       4,311     (13,280)
Interest income (expense), net...................         86           7           5         (60)
Income tax expense...............................      3,439       4,042       4,183       4,788
                                                   ---------   ---------   ---------   ---------
Net income (loss)................................  $  (4,841)  $  (2,234)  $     133   $ (18,128)
                                                   =========   =========   =========   =========
Basic and diluted income (loss) per share........  $   (0.05)  $   (0.02)  $      --   $   (0.17)
                                                   =========   =========   =========   =========

13. SUBSEQUENT EVENT

    On June 11, 2001, we announced that we entered into a definitive agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. This acquisition is subject to approval by Remedy's stockholders, regulatory approvals, and customary closing conditions. If the acquisition is completed, we will acquire all of the outstanding common stock of Remedy. Each outstanding share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of our common stock. In addition, we will assume options outstanding under Remedy's employee stock incentive plans. Excluding assumed options and based on Remedy's outstanding common stock as of June 7, 2001, we expect to issue approximately 28 million shares of our common stock in connection with the acquisition and to pay Remedy stockholders an aggregate cash consideration of approximately $274.5 million.

                                 EXHIBIT INDEX

       EXHIBIT NO.                                             EXHIBIT TITLE
  ---------------------                 ------------------------------------------------------------
          2.1                  (a)      Agreement and Plan of Merger and Reorganization by and among
                                        Peregrine Systems, Inc., Rose Acquisition Corporation and
                                        Remedy Corporation, dated as of June 10, 2001.

          3.1                  (i)      Amended and Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on February 11,
                                        1997, and amendments thereto.

          3.2                  (c)      Bylaws, as amended.

          4.1                  (c)      Specimen Common Stock Certificate.

         10.1                  (c)      Nonqualified Stock Option Plan, as amended, and forms of
                                        Stock Option Agreement and Stock Buy-Sell Agreement.

         10.2                  (c)      Nonqualified Stock Option Plan, as amended, and forms of
                                        Stock Option Agreement and Stock Buy-Sell Agreement.

         10.3A                 (e)      1994 Stock Option Plan, as amended through July 1998.

         10.3B                 (e)      1995 Stock Option Plan for French Employees (a supplement to the 1994 Stock Option Plan).

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

         10.8                  (g)      Credit Agreement dated as of July 30, 1999 by and between
                                        the Registrant and Bank of America, N.A., Banc of America
                                        Securities LLC and Bank Boston, N.A.

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

         10.18                 (c)      Form of Stock Option Agreement under 1995 Stock Option Plan for French Employees.

         10.19                 (c)      Form of Stock Option Agreement under 1997 Director Option
                                        Plan.

         10.22                 (b)      Form of Restricted Stock Agreement.

         10.24                 (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                        dated June 9, 1999 for Building No. 1 of the Registrant's
                                        future campus in San Diego, CA.

         10.25                 (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                        dated June 9, 1999 for Building No. 2 of the Registrant's
                                        future campus in San Diego, CA.

         10.26                 (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                        dated June 9, 1999 for Building No. 3 of the Registrant's
                                        future campus in San Diego, CA.

         10.27                 (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                        dated June 9, 1999 for Building No. 5 of the Registrant's
                                        future campus in San Diego, CA.

         10.28                 (f)      Lease between the Registrant and KR-Carmel Partners LLC
                                        dated June 9, 1999 for Building No. 4 of the Registrant's
                                        future campus in San Diego, CA.

       EXHIBIT NO.                                             EXHIBIT TITLE
  ---------------------                 ------------------------------------------------------------
         10.29                 (g)      1999 Nonstatutory Stock Option Plan.

         10.40                 (h)      First Amendment to the Credit Agreement dated as of
                                        December 31, 1999 by and between the Company and Bank of
                                        America, N.A. and BankBoston, N.A.

         10.41                 (h)      Second Amendment to the Credit Agreement dated as of
                                        November 1, 2000 by and between the Company and Bank of
                                        America, N.A. and Fleet National Bank.

         10.42                 (h)      Indenture dated November 14, 2000 between Peregrine and
                                        State Street Bank

         10.43                 (h)      Registration Rights Agreement dated as of November 14, 2000 by and among the Company, Banc of America Securities LLC,
                                        Bear, Stearns & Co. Inc. and Prudential Securities
                                        Incorporated

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

(g) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

(h) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(i) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.