Form 10-Q
period 2001-06-30
PEREGRINE SYSTEMS INC
filed 2001-08-14
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2001

or

/ /	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to               .

Commission file number: 000-22209

Peregrine Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3773312 (I.R.S. Employer Identification Number)

3611 Valley Centre Drive
San Diego, California 92130
(Address of principal executive offices, including zip code)

(858) 481-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes /x/  No / /

    The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 2001, was 162,762,158.

PEREGRINE SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and March 31, 2001 (audited)	1
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures		34

ii

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2001	March 31, 2001
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$232,374	$286,658
Accounts receivable, net of allowance for doubtful accounts of $12,531 and $11,511, respectively	187,833	180,372
Other current assets	74,359	62,811

Total current assets	494,566	529,841
Property and equipment, net of accumulated depreciation of $53,504 and $45,699, respectively	80,291	82,717
Goodwill, net of accumulated amortization of $409,944 and $334,178, respectively	1,103,230	1,192,855
Other intangible assets, investments and other, net of accumulated amortization of $32,057 and $24,015, respectively	240,469	198,353

	$1,918,556	$2,003,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,858	$36,024
Accrued expenses	157,365	200,886
Current portion of deferred revenue	87,561	86,653
Current portion of long-term debt	397	1,731

Total current liabilities	284,181	325,294
Deferred revenue, net of current portion	10,456	8,299
Other long-term liabilities	14,879	17,197
Long-term debt, net of current portion	3,697	884
Convertible subordinated notes	262,617	262,327

Total liabilities	575,830	614,001

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or Outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 162,762 and 160,359 shares issued and outstanding, respectively	163	160
Additional paid-in capital	2,361,035	2,342,235
Accumulated deficit	(984,530)	(917,104)
Unearned portion of deferred compensation	(19,608)	(22,151)
Cumulative translation adjustment	(3,991)	(3,950)
Treasury stock, at cost	(10,343)	(9,425)

Total stockholders' equity	1,342,726	1,389,765

	$1,918,556	$2,003,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2001	2000
Revenues:
Licenses	$100,199	$62,442
Services	71,845	31,882

Total revenues	172,044	94,324

Costs and Expenses:
Cost of licenses	620	478
Cost of services	35,651	16,898
Amortization of purchased technology	5,020	1,398
Sales and marketing	67,503	37,699
Research and development	24,487	12,841
General and administrative	14,463	8,445
Acquisition costs and other	81,946	105,802

Total costs and expenses	229,690	183,561

Loss from operations before interest (net) and income tax expense	(57,646)	(89,237)
Interest income (expense), net	(584)	75

Loss from operations before income tax expense	(58,230)	(89,162)
Income tax expense	9,196	5,963

Net loss	$(67,426)	$(95,125)

Net loss per share — basic and diluted:
Net loss per share	$(0.42)	$(0.83)

Shares used in computation	162,310	114,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(67,426)	$(95,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, acquisition costs and other	96,343	95,464
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(7,461)	(27,175)
Other current assets	(373)	(8,481)
Other assets	(40,679)	(3,216)
Accounts payable and other liabilities	516	12,611
Accrued expenses	(22,510)	16,251
Deferred revenue	3,065	4,487

Net cash used in operating activities	(38,525)	(5,184)

Cash flows from investing activities:
Acquisitions and investments, net of cash acquired	(25,450)	60,226
Purchases of property and equipment	(7,547)	(15,335)

Net cash provided by (used in) investing activities	(32,997)	44,891

Cash flows from financing activities:
Issuance (repayments) of long-term debt	1,479	(1,331)
Issuance of common stock	16,718	3,121
Treasury stock purchased	(918)	(5,619)

Net cash provided by (used in) financing activities	17,279	(3,829)

Effect of exchange rate changes on cash and cash equivalents	(41)	104

Net increase in cash and cash equivalents	(54,284)	35,982
Cash and cash equivalents, beginning of period	286,658	33,511

Cash and cash equivalents, end of period	$232,374	$69,493

Cash paid during the period for:
Interest	$7,568	$134
Income taxes	$1,099	$11
Supplemental Disclosure of Noncash Investing Activities:
Stock issued and other noncash consideration for acquisitions and investments	$—	$1,445,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

    The accompanying condensed consolidated balance sheet as of June 30, 2001, condensed consolidated statements of operations for the three month periods ended June 30, 2001 and 2000, and condensed consolidated statements of cash flows for the three month periods ended June 30, 2001 and 2000, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) and have not been audited. These condensed consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 2001, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The condensed consolidated financial statements include the accounts of PSI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to current year presentation.

    The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Our net loss for the three month periods ended June 30, 2001 and 2000 approximates comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," for both periods.

Note 2. Revenue Recognition

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

    Cost of licenses consists primarily of amounts paid to third-party vendors, product media, manuals, packaging materials, personnel, and related shipping costs. Cost of services consists primarily of salaries, benefits, and allocated overhead costs incurred in providing telephone support, professional services, training to customers, and other maintenance. Deferred revenues primarily relate to maintenance fees, which have been paid by our customers in advance of the performance of these services.

    On occasion, we purchase goods or services for our operations from certain limited vendors at or about the same time we license our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arms length.

Note 3. Computation of Net Loss Per Share

    Our computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of our equity and debt securities. For the three month periods ended June 30, 2001 and 2000, the diluted loss per share calculation excludes the effect of certain equity and debt securities as inclusion would be anti-dilutive.

Note 4. Acquisitions

    On June 11, 2001, we announced that we had entered into a definitive agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. This acquisition is currently subject to approval by Remedy's stockholders and customary closing conditions. If the acquisition is completed, we will acquire all of the outstanding common stock of Remedy. Each outstanding share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of our common stock. In addition, we will assume options outstanding under Remedy's employee stock incentive plans. Excluding assumed options and based on Remedy's outstanding common stock as of the record date of July 9, 2001, we expect to issue approximately 28 million shares of our common stock in connection with the acquisition and to pay Remedy stockholders an aggregate cash consideration of approximately $278.2 million.

    With respect to acquisition-related liabilities at June 30, 2001, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the year to integrate the operations of these acquisitions. The plans provide for the consolidation of duplicate facilities and infrastructure assets and the elimination of duplicative efforts and positions within the combined company. In connection with the integration plans we have accrued for acquisition-related costs comprised principally of the following components (in thousands):

Estimated Liability
Estimated advisory fees	$4,120
Employee severance and relocation	9,810
Duplicative facilities, equipment and efforts	4,230
Other merger related costs	13,090

$31,250

    This accrual represents our best estimate, based on information available as of June 30, 2001, of the identifiable and quantifiable charges that we may incur as a result of the acquisition and integration plans, however these estimates may change. Any changes in the estimates during the twelve month period following the acquisition will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within the next twelve months.

    The following represents a detail, by acquisition, of our acquisition related liabilities (in thousands):

	March 31, 2000	Additions	Uses	March 31, 2001	Additions	Uses		June 30, 2001
F.Print	$2,500	$—	$(2,500)	$—	$—	$—		$—
Knowlix	1,100	—	(1,100)	—	—	—		—
Telco	11,500	—	(7,500)	4,000	—	(4,000)		—
Harbinger	—	73,600	(39,850)	33,750	—	(25,750	)(1)	8,000
Loran	—	8,500	(500)	8,000	—	(1,000)		7,000
Tivoli	—	13,500	(3,500)	10,000	—	(4,000)		6,000
Extricity	—	18,000	—	18,000	—	(7,750)		10,250

	$15,100	$113,600	$(54,950)	$73,750	$—	$(42,500)		$31,250

(1)
Included is an $18 million reversal against goodwill.

    In addition to the costs included in the accrual for our acquisition and integration plans we will incur other incremental costs as a direct result of our integration efforts. These costs will be accounted for as incurred in future periods. To the extent these costs become significant they could have a material adverse effect on our future operating results.

Note 5. Segment and Geographic Operations

    We have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 requires disclosure of segment information in a manner consistent with the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Prior to the acquisition of Harbinger in June 2000, we operated exclusively in the Infrastructure Management industry. For the period of July 2000 through March 2001, we operated in two reportable segments, the infrastructure management group and the e-markets group. Effective April 2001, we operate in four segments that meet the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. These reportable segments are the infrastructure management group, the e-markets group, the integrated solutions group, and the shared-services group. Transactions between our reportable segments are made at terms which approximate arms length transactions and are in accordance with accounting principles generally accepted in the United States. There is no significant difference between the measurement of the reportable segment's profits and losses disclosed below and the measurement of profits and losses in our consolidated statements of operations. Certain management allocations are made between these segments. Prior periods have not been restated, as it would be impracticable to do so. Required reported segment information for the three month period ended June 30, 2001, inclusive of management allocations, is as follows (in thousands):

	Infrastructure Management Group	E-Markets Group	Integrated Solutions Group	Shared Services	Consolidated
Three month period ended June 30, 2001
Revenues	$124,136	$47,908	$—	$—	$172,044
Income (loss) from operations before income tax expense	$17,568	$(44,108)	$(16,916)	$(14,774)	$(58,230)

    A summary of our operations by geographic area is as follows (in thousands):

	North America	EMEA	APLA	Consolidated
Three month period ended June 30, 2001
Revenues	$121,481	$44,510	$6,053	$172,044
Three month period ended June 30, 2000
Revenues	$59,474	$32,711	$2,139	$94,324

Note 6. Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS No. 138"). SFAS No. 137 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," ("SFAS No. 133"), and SFAS No. 138 amends SFAS No. 137. SFAS No. 133, as amended, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We have adopted SFAS No. 133, as amended, in the quarter ended

June 30, 2001. SFAS No. 133 did not have a material effect on our consolidated results of operations, financial position or cash flows.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination and requires periodic evaluations of impairment of goodwill and intangible balances. SFAS No. 142 is effective April 1, 2002. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on goodwill and other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate," and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors that may affect our business, financial condition, and future operating results," beginning on page 16 of this report. In addition, investors are encouraged to review carefully the additional information contained under the caption "Additional risks associated with our pending acquisition of Remedy Corporation," beginning on page 29 of this report.

Overview

    Peregrine is a leading global provider of software and services that are designed to reduce the frictional cost of doing business for our clients' organizations. We offer products and services to address three principal domains:

  •
  infrastructure resource management;

  •
  employee relationship management (or employee self-service); and

  •
  e-commerce technologies and services.

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

  •
  life cycle management of infrastructure assets, from the point of procurement through deployment, use, maintenance, change, and ultimately disposition;

  •
  employee procurement of the infrastructure required to do their jobs, including e-procurement, employee self-service, knowledge access, and reservation of shared assets, such as conference rooms and office space in remote locations; and

  •
  e-transaction management, which eliminates friction points among buyers, suppliers, and market places as our customers attempt to transact business through a global web of connected trading partners.

    Peregrine is organized to provide its solutions to customers through three groups:

  •
  the infrastructure management group, referred to as "IMG";

  •
  the e-markets group, referred to as "EMG"; and

  •
  the integrated solutions group, referred to as "ISG."

    Our infrastructure management group provides software, technologies, and services to optimize and manage the procurement, maintenance, and disposition of business infrastructure. We believe the use of our products can result in more efficient deployment of capital and other resources and can lower the cost of operating and maintaining organizational infrastructure. We offer management solutions for diverse categories of business assets, including technology equipment and systems, telecommunications networks, corporate vehicle fleets, and physical plants and facilities. Our products offer complete life cycle management of infrastructure assets. At the beginning of the cycle, we offer technologies and services that enable buyers and sellers of infrastructure assets to purchase and sell assets electronically over the Internet. Once an asset has been made available for automated purchase or lease, we then automate and facilitate the management and maintenance of the asset as well as its ultimate disposition. In addition, our employee relationship management applications offer individual employees direct access to the resources, help, information, or infrastructure they require.

    Our e-markets group provides a suite of business-to-business software products and services to facilitate the processes of selling and purchasing direct goods among trading partners. Specifically, our e-markets group focuses on creating and delivering technology and services that enable e-commerce. We provide fundamental connection, transformation, cataloging, enterprise application integration, and business-to-business process integration in order to remove the frictional costs from the processes of electronic commerce. The e-markets group provides vertically focused solutions for electronic commerce that are primarily focused on the automotive, energy, industrial component, and retail/distribution industries. We believe that the combination of our technologies, as well as our hosted network service offerings, can result in lower costs, higher reliability, and easier use for creating business-to-business connections using the Internet.

    In April 2001, we announced the creation of our integrated solutions group. We created this group specifically to respond to the requirements of our large, multinational enterprise customers, who we believe require integrated and comprehensive solutions for both infrastructure management and e-transaction management. The group is intended to leverage the synergies between our infrastructure management and e-markets groups by working with our large alliance partners, including some of the world's largest consulting firms, managed service providers, and system integrators. These alliance partners serve as important and persuasive "influencers" for large enterprises considering technology purchases, and the integrated solutions group was created to continue to create and improve relationships with these partners. The integrated solutions group has two primary responsibilities within our organization. The first mission is to market and sell our comprehensive product portfolio to our large enterprise customers and strategic partners in a manner that is most efficient for both Peregrine and its largest customers. The group's second objective is to sponsor and evolve new business areas through an internal incubator process. An example of one such incubator activity currently managed by the integrated solutions group is our recent introduction of Real Estate Portfolio Manager, a web-based technology offered primarily as a hosted solution to large real estate owners, operators, leasing companies, and lessors to reduce the frictional costs associated with managing a host of complex tasks involved in corporate real estate investments.

    On June 11, 2001, we announced that we had entered into a definitive merger agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. The acquisition is subject to approval by Remedy's stockholders and customary closing conditions. If the merger is completed, we will acquire all of the outstanding common stock of Remedy. Each outstanding share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of our common stock. In addition, we will assume options outstanding under Remedy's employee stock incentive plans. Excluding assumed options and based on Remedy's outstanding common stock as of the record date of July 9, 2001, we expect to issue approximately 28 million shares of our common stock in connection with the merger and to pay Remedy stockholders an aggregate cash consideration of approximately $278.2 million.

    The pending acquisition of Remedy presents a number of risks, including the risk that the acquisition is not completed. For more information about the acquisition, please review the information under the caption "Additional risks associated with our pending acquisition of Remedy Corporation," beginning on page 29.

Results of Operations

    The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues:

	Three Months Ended June 30,
Statement of Operations Data:
	2001	2000
Revenues:
Licenses	58.2%	66.2%
Services	41.8	33.8

Total revenues	100.0	100.0

Costs and expenses:
Cost of licenses	0.4	0.5
Cost of services	20.7	17.9
Amortization of purchased technology	2.9	1.5
Sales and marketing	39.2	40.0
Research and development	14.2	13.6
General and administrative	8.4	8.9
Acquisition costs and other	47.7	112.2

Total costs and expenses	133.5	194.6

Loss from operations before interest and income tax expense, net	(33.5)	(94.6)
Interest income (expense), net	(0.3)	0.1

Loss from operations before income tax expense	(33.8)	94.5
Income tax expense	5.4	6.3

Net loss	(39.2)%	(100.8)%

Comparison of three month periods ended June 30, 2001 and 2000

Revenues

    Revenues.  Total revenues were $172.0 million and $94.3 million in the first quarters of fiscal 2002 and 2001, respectively, representing a period-to-period increase of 82%. The reasons for the revenue increase are more fully discussed below.

    Licenses.  License revenues were $100.2 million and $62.4 million in the first quarters of fiscal 2002 and 2001, respectively, representing 58% and 66% of total revenues in the respective periods. License revenues increased 61% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. License revenues declined as a percentage of total revenues as a result of increased services. The majority of this increase is attributable to increased demand for new and additional licenses of our infrastructure resource management applications. We believe license revenues will fluctuate period-to-period in absolute dollars and as a percentage of total revenues. In recent periods, our revenues and revenue growth rates have become increasingly dependent on our ability to complete one or more particularly large license transactions with a major enterprise customer. We expect larger transaction sizes from a limited number of customers to account for a large percentage of license revenues for the foreseeable future.

    Our products are distributed through our direct sales organization and indirect sales channels and alliance partners, including value added resellers and systems integrators. We believe that our alliance partners are particularly important in influencing the purchase decisions of our largest enterprise customers. We have substantially less ability to manage our sales through indirect channels and less visibility about our alliance partners' success in selling the products that they have purchased from us. To the extent indirect sales continue to increase as a percentage of total revenues, we could experience unforeseen variability in our future revenues and operating results if our alliance partners are unable to sell our products.

    Services.  Services revenues consist of support, consulting, and training services. Services revenues were $71.8 million and $31.9 million in the first quarter of fiscal 2002 and 2001, respectively, representing 42% and 34% of total revenues in the respective periods. Services revenues increased 125% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The dollar increases are primarily attributable to maintenance, consulting, and training related to the maintenance, implementation, and use of our software from license agreements and related expansion. While these revenues are increasing in absolute dollars, we expect service revenues to fluctuate as a percentage of total revenues.

Costs and Expenses

    Cost of Licenses.  Cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production. Cost of licenses was $0.6 million and $0.5 million in the first quarter of fiscal 2002 and 2001, respectively, each representing less than 1% of total revenues in the respective periods. These costs are expected to remain consistent as a percentage of total revenues.

    Cost of Services.  Cost of services primarily consists of personnel, facilities, and system costs in providing support, consulting, and training services. Cost of services was $35.7 million and $16.9 million in the first quarter of fiscal 2002 and 2001, respectively, representing 21% and 18% of total revenues in the respective periods.  The dollar increases are primarily attributable to an increase in personnel-related costs in order to support the related activities. Cost of services as a percentage of total revenues increased slightly, principally because service revenues grew at a faster rate than license revenues.

    Amortization of Purchased Technology.  Amortization of purchased technology was $5.0 million and $1.4 million in the first quarter of fiscal 2002 and 2001, respectively, representing 3% and 2% of total revenues in the respective periods. The increase is primarily due to the acquisitions we made during fiscal 2001.

    Sales and Marketing.  Sales and marketing expenses primarily consist of personnel-related costs, facilities and system costs, and travel and entertainment. Sales and marketing expenses were $67.5 million and $37.7 million in the first quarter of fiscal 2002 and 2001, respectively, representing 39% and 40% of total revenues in the respective periods. The dollar increases in sales and marketing expenses are primarily attributable to the significant expansion of both the North American and international sales and marketing forces. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing efforts and establish additional sales offices around the world. If we experience a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that our operating margins will decline as well.

    Research and Development.  Research and development expenses primarily consist of personnel-related costs. Research and development expenses were $24.5 million and $12.8 million in the first quarter of fiscal 2002 and 2001, respectively, each representing 14% of total revenues in these periods. The dollar increases in research and development are primarily attributable to an increase in the number of personnel conducting research and development associated with new product initiatives, and the integration of acquired software and multiple applications.

    General and Administrative.  General and administrative expenses primarily consist of employee salaries and overhead for administrative personnel. General and administrative expenses were $14.5 million and $8.4 million in the first quarter of fiscal 2002 and 2001, respectively, representing 8% and 9% of total revenues in the respective periods. The dollar increases in general and administrative expenses are primarily attributable to an increase in the number of personnel to support our growth.

    Acquisition Costs and Other.  Acquisition costs and other consist of amortization of intangibles, acquired in-process research and development costs and other acquisition-related items. Acquisition costs and other were $81.9 million and $105.8 million in the first quarter of fiscal 2002 and 2001, respectively, representing 48% and 112% of total revenues in the respective periods. The decrease is primarily attributable to our acquired in-process research and development costs recognized in the first quarter of fiscal 2001 associated with our June 2000 acquisition of Harbinger.

Income Tax Expense

    Income tax expenses were $9.2 million and $6.0 million in the first quarter of fiscal 2002 and 2001, respectively. This increase in absolute dollars is attributable to an increase in taxable income. Excluding the effect on net income of acquisition costs, our effective tax rates were 32.0% and 33.1% for the first quarter of fiscal 2002 and 2001, respectively. Income tax expense is expected to continue to increase in absolute dollars but remain consistent as a percentage of operating revenues.

Liquidity and capital resources

    Our cash and cash equivalents decreased to $232.4 million as of June 30, 2001 from $286.7 million as of March 31, 2001. This decrease is primarily attributable to the funding of acquisitions, investments and related costs as well as other capital expenditures.

    During December and November of 2000, we issued $270 million principle amount of 5 1/2% Convertible Subordinated Notes due 2007. The notes provide for annual aggregate interest payments of $14,850,000, payable semi-annually in arrears. During July 1999, we entered into a $20 million senior credit facility for a term of three years with a syndicate of financial institutions. The facility is available for general corporate purposes, including acquisitions. As of June 30, 2001, there were no amounts outstanding with respect to this facility.

    On June 11, 2001, we announced that we entered into a definitive agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. This acquisition is subject to approval by Remedy's stockholders and customary closing conditions. Based on Remedy's outstanding shares as of the record date of July 9, 2001, we expect to pay out approximately $278.2 million as cash merger consideration. As of June 30, 2001, we had approximately $232 million in cash and cash equivalents, and Remedy Corporation had approximately $219 million in cash, cash equivalents, and short-term investments. As a result of the acquisition, we would acquire all Remedy's cash and cash equivalents as of the date of the merger. We currently expect these amounts, together with our anticipated cash flows from operations, to be sufficient to satisfy our working capital requirements for the next 12 months. Nevertheless, in anticipation of the use of cash for payment to Remedy stockholders in the merger and to ensure adequate levels of working capital for the combined company after the merger, we are considering establishing a new bank facility or facilities. We may also consider in the future additional financing in the form of issuances of our common stock or the issuance of debt securities, including debt securities convertible into shares of our common stock. Additional financing may take the form of issuances of our common stock or the issuance of debt securities, including debt securities convertible into shares of our common stock. Additional financing may not be available when and as required on commercially reasonable terms, if at all. In addition, the issuance of additional equity securities, including securities convertible into our equity securities, would dilute the interests of our existing stockholders. Issuance of additional debt securities could impair our financial condition as we become increasingly leveraged, and interest payments would be expected to have an adverse effect on our results of operations.

    In connection with our acquisition of Harbinger, we assumed the defense of an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. Harbinger did not maintain directors' and officers' liability insurance to cover any liability resulting from this lawsuit, and Peregrine's insurance will not cover any liability of Harbinger or its former officers or directors resulting from the lawsuit. In July 2001, we received preliminary court approval of a proposed settlement of this class action lawsuit. If the settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, final settlement is subject to further documentation, various contingencies, and final approval by the court. The court may not approve the settlement. If the court does not approve the settlement, the plaintiffs in the lawsuit may proceed with their claims, without prejudice. It is also possible that if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court. If the litigation were to continue to proceed, we could be required to spend substantial sums in an effort to litigate this matter. Continued litigation would be likely to result in a diversion of management's time and attention away from business operations. If the litigation were decided adversely to Harbinger, or we agree in the future to settle this litigation for a substantial sum as a result of failure to obtain court approval of the pending settlement or for any other reason, our financial condition and results of operations could be materially and adversely affected. Please refer to the section captioned "Factors that may affect our business, financial condition, and future operating results" for a more detailed description of the risks associated with this lawsuit.

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

    In the fall of 2000, the technology driven Nasdaq Stock Market began a steep decline in stock prices particularly in the e-commerce sectors. In early 2001, it became apparent to us that the downturn was other than temporary. In addition, it became apparent that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001. Accordingly, we determined a SFAS 121 triggering event had occurred related to certain of our tangible and intangible assets. We prepared analyses (such as cash flow projections) related to these tangible and intangible assets and as a result determined that certain assets had been impaired. During fiscal 2001, we wrote-off $490 million of impaired intangibles, investments and other assets related primarily to an acquisition made in our e-markets group segment and investments made in our infrastructure management group segment. We will continue to monitor the value of these assets in the future and may have future impairment charges.

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS No. 138"). SFAS No. 137 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," ("SFAS No. 133"), and SFAS No. 138 amends SFAS No. 137. SFAS No. 133, as amended, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We have adopted SFAS No. 133, as amended, in the quarter ended June 30, 2001. SFAS No. 133 did not have a material effect on our consolidated results of operations, financial position or cash flows.

    During July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination and requires periodic evaluations of impairment of goodwill and intangible balances. SFAS No. 142 is effective April 1, 2002. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on goodwill and other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

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

    We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Through June 30, 2001, we had recorded cumulative net losses of approximately $984.5 million, principally as a result of acquisition costs related to the acquisitions completed since late 1997. We have incurred, and expect to continue to incur, substantial expenses associated with acquisition related costs, and amortization of goodwill and other intangible costs will result in our continuing to incur net losses for the foreseeable future. In addition, we do not believe recent revenue growth rates are sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed. A reduction in our revenue growth rate and/or an impairment of our financial results could lead to a dramatic decline in our stock price.

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

    Our revenue growth in recent periods has been attributable in part to an increase in the number of large license transactions sold to a limited number of large, enterprise customers during a given period. We expect our reliance on these large transactions with a limited number of customers to continue for the foreseeable future. If we are unable to complete one or more large license transactions by the end of a particular quarter, our revenues and operating results could be materially below the expectations of market analysts, and our stock price could fall. In particular, our dependence on a few relatively large license transactions could have an adverse effect on our quarterly revenues or revenue growth rates to the extent we are unable to complete a large license transaction because a prospective customer determines to reduce its capital investments in technology in response to slowing economic growth.

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

    Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. We believe that these transaction partners are extremely important influencers of customer purchase decisions, particularly purchase decisions by large, enterprise customers. If the number or size of our partner-sourced or partner-influenced transactions were to decrease for any reason, our revenue growth rates and operating results would be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Sales through indirect channels, including distributors, third party resellers, and system integrators, represent a significant percentage of our total sales, and this percentage has increased in recent periods. We expect this trend to continue in the future. As a result, we could experience a shortfall in our revenues, or a substantial decline in our rate of revenue growth, if sales through these channels were to decrease or were to increase at a slower rate than recently experienced. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility about our distribution partners' success in selling our products. In addition, many of our distribution arrangements are non-exclusive, and these distributors may carry competing products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following: inability of our distribution partners to sell our products; a decision by our distribution partners to favor competing products; or inability of our distribution partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by distribution partners.

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

    Our operating results could be adversely affected by changes in product mix and other factors, including factors related to the macroeconomic environment and competitive factors in our markets.

    Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance and services. Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and could adversely affect our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance or subscription agreements, or a substantial failure to renew these contracts, would reduce our revenues and impact our operating results. In addition, other factors, including indirect factors resulting from the macroeconomic climate, could have an adverse effect on our operating results in a given quarter or over several quarterly periods. For example, in the current economic environment, we have experienced increased demand from some customers for customer financing, including loan financing, and leasing solutions. We expect this demand for customer financing to continue, and we have engaged in customer financing where we believe it is a competitive factor in obtaining business. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing related credit risk. We have experienced losses due to customers failing to meet their obligations. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

    The long sales cycle for our products may cause substantial fluctuations in our revenues and operating results.

    Delays in customer orders could result in our revenues being substantially below the expectations of market analysts. Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings would be substantially reduced, and we could experience a large loss. The sales cycle for our products typically takes four to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may be extended beyond four to nine months due to factors over which we have little or no control, including the size of the transaction and the level of competition we encounter. The average size of our license transactions has increased in recent periods as we have generated an increasingly larger percentage of our revenues from a limited number of large, enterprise customers. This trend, should it continue, could have the effect of further extending our sales cycle. During our sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.

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

  •
  Revenues for Harbinger's e-commerce software products may continue to decline, and we may not be able to offset these declines with increased revenues from our infrastructure management or other product lines.

  •
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

    In July 2001, we received preliminary court approval of a proposed settlement of this class action lawsuit. If the settlement is finalized and approved by the court, we will be required to make an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger. Although the parties to the litigation have agreed in principle to this settlement, final settlement is subject to further documentation, various contingencies, and final approval by the court. The court may not approve the settlement. If the court does not approve the settlement, the plaintiffs in the lawsuit may proceed with their claims without prejudice. It is also possible that, if the settlement is approved by the court, claims could be pursued by class members who opt out of the class settlement by filing appropriate notices with the court. If the litigation were to continue to proceed, we could be required to spend substantial sums in an effort to litigate this matter. Continued litigation would be likely to result in a diversion of management's time and attention away from business operations. If the litigation were decided adversely to Harbinger, or if we were to agree in the future to settle this litigation for a substantial sum as a result of failure to obtain court approval of the pending settlement or for any other reason, our financial condition and results of operations could be materially and adversely affected.

  We could experience losses as a result of our strategic investments.

    If our strategic investments in other companies are not successful, we could incur losses. We have made and expect to continue to make minority investments in companies with businesses or technologies that we consider to be complementary to our business or technologies. These investments have generally been made by issuing shares of our common stock or, to a lesser extent, paying cash. Many of these investments are in companies whose operations are not yet sufficient to establish them as profitable concerns. Adverse changes in market conditions or poor operating results of underlying investments could result in our incurring losses or our being unable to recover the carrying value of our investments. For example, during fiscal 2001, we recognized impairment charges totaling $490 million, associated principally with impairment of acquired assets but to a lesser extent with strategic investments. We will continue to monitor the value of these investments, and may have additional impairment charges in the future.

    Our business and operating results will be harmed if we cannot compete effectively against other companies in our markets.

    The markets for our products are intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. We face competition from a number of sources in the markets for our infrastructure resource management, procurement and e-business connectivity solutions. We face competition from numerous companies that offer products that compete with one or more of our products and services. With respect to our infrastructure management products, these competitors include software companies as well as information technology and system management companies, such as Applix, Blue Ocean, Computer Associates, Control Software (a division of CSI-Maximus), FrontRange, Hewlett-Packard, IBM, Intraware, Main Control, Microsoft, MRO Software (formerly Project Software and Development Inc.), Network Associates, Nortel, PeopleSoft, and Royal Blue Technologies. Our e-commerce enablement technology faces competition from providers of customer relationship portals, such as Aspect Communications; providers of catalog management solutions, such as Requisite Technology; providers of e-commerce enablement software such as webMethods; and providers of legacy e-commerce technology and services such as SBC Communications, through its acquisition of Sterling Commerce; and General Electric eXchange Solutions. In the markets for employee relationship management products, including procurement and e-procurement solutions, we face competition from established providers of business-to-business Internet commerce solutions such as Ariba and CommerceOne; established providers of enterprise resource planning software such as Oracle and SAP; and numerous start-up and other entrepreneurial companies offering products that provide one or more aspects of employee relationship management such as self-help service offerings or web-based knowledge management systems.

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

  •
  difficulty in combining the technology, operations or work force of the acquired business;

  •
  disruption of our on-going business;

  •
  difficulty in realizing the potential financial or strategic benefits of the transaction;

  •
  difficulty in maintaining uniform standards, controls, procedures and policies;

  •
  possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel; and

  •
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

    In June 2001, we announced our proposed acquisition of Remedy Corporation. For additional factors related to that pending transaction, please refer to the additional information under the caption "Additional risks associated with our pending acquisition of Remedy Corporation" beginning on page 29 of this report.

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

    In addition, the third-party service providers that we engage may not deliver adequate support or service to our clients, which may harm our reputation and our business. Because these third-party service providers handle the installation of the computer and communications equipment and software needed for the day-to-day operations of our Internet-based applications, we will be dependent on them to manage, maintain and provide adequate security for customer applications. If our customers experience any delays in response time or other performance problems while using our Internet applications, as hosted by a third-party or by us, our customers may perceive the delays as defects with our products and may stop using our applications, which would adversely affect our revenues. We have limited experience outsourcing these services and may have difficulty managing this process. We will be required to monitor our third-party service providers to ensure that they perform these services adequately. In addition, if we do not maintain good relations with these third-party service providers, or if they go out of business, they may be unable to perform critical support functions for us. If we were unable to find replacement third-party service providers, we would be required to perform these functions ourselves. We may not be successful in obtaining or performing these services on a timely or cost-effective basis.

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

    Additional risks we face in conducting business internationally include the following:

  •
  longer payment cycles;

  •
  difficulties in staffing and managing international operations;

  •
  problems in collecting accounts receivable; and

  •
  the adverse effects of tariffs, duties, price controls or other restrictions that impair trade.

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

    As of June 30, 2001, we had approximately $267 million of indebtedness outstanding, consisting principally of our 5 1/2% convertible subordinated notes due 2007. Our indebtedness could adversely affect our results of operations and financial condition. For example, our results of operations will be adversely affected by approximately $15 million in annual interest expenses, payable semi-annually. In addition, our indebtedness could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our ability to obtain additional financing;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

  •
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

    We may incur substantial additional debt in the future. The terms of our existing indebtedness do not, and future indebtedness may not, prohibit us from doing so. If new debt is added to our current levels, the related risks described above could intensify.

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

    We have made substantial capital commitments as a result of recent growth in our business that could seriously harm our financial condition if our business does not grow and we do not have adequate resources to satisfy our obligations. In June 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space, including an option on approximately 118,000 square feet, for our headquarters in San Diego, California. This office space (including the option) relates to a five building campus in San Diego, California, of which four buildings are presently occupied. Our San Diego personnel occupy three of these buildings, and we sublease part of the fourth building. In June 2001, we exercised our option for the fifth and final building at the San Diego campus, which is scheduled to be completed in October 2002. Including the exercise of the option, the leases require minimum aggregate lease payments of approximately $201.2 million over their term, which is approximately twelve years. In Atlanta, we lease approximately 95,000 square feet of space, principally for our e-markets group, under a lease expiring in 2008. The capital commitments, construction oversight, and movement of personnel and facilities involved in a transaction of this type and magnitude present numerous risks, including:

  •
  failure to properly estimate the future growth of our business;

  •
  inability to sublease excess office space if we overestimate future growth;

  •
  disruption of operations; and

  •
  inability to match fixed lease payments with fluctuating revenues, which could impair our earnings or result in losses.

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

  •
  loss of or delay in revenues and loss of customers or market share;

  •
  failure to achieve market acceptance;

  •
  diversion of development resources and increased development expenses;

  •
  increased service and warranty costs;

  •
  legal actions by our customers; and

  •
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

  •
  cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

  •
  obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

  •
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

    The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  announcements of technological innovations;

  •
  new products or services offered by us or our competitors;

  •
  changes in financial estimates by securities analysts;

  •
  conditions or trends in the software industry generally or specifically in the markets for infrastructure management or e-business connectivity solutions;

  •
  changes in the economic performance and/or market valuations of our competitors and the software industry in general;

  •
  announcements by us or our competitors of significant contracts, changes in pricing policies, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, the standards;

  •
  adverse or unfavorable publicity regarding us or our products;

  •
  our loss of a major customer;

  •
  additions or departures of key personnel;

  •
  sales of our common stock in the public market; and

  •
  other events or factors that may be beyond our control.

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

Additional risks associated with our pending acquisition of Remedy Corporation

    On June 11, 2001, we announced that we entered into a definitive merger agreement under which we would acquire all the outstanding shares of Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. If the merger is completed, we will acquire all of the outstanding common stock of Remedy. Each outstanding share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of our common stock. In addition, we will assume options outstanding under Remedy's employee stock incentive plans. Excluding assumed options and based on Remedy's outstanding common stock as of the record date of July 9, 2001, we expect to issue approximately 28 million shares of our common stock in connection with the merger and to pay Remedy stockholders an aggregate of approximately $278.2 million in cash. We expect the acquisition will be accounted for using the purchase method of accounting and will be treated as a tax-free reorganization. The definitive agreement has been approved by the boards of directors of both Remedy and Peregrine.

    Closing of the acquisition is subject to approval by Remedy's stockholders and customary closing conditions. In connection with the proposed merger, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. The registration statement contains a proxy statement that was mailed to Remedy's stockholders containing additional information about the proposed merger. Investors and securities holders are urged to read the registration statement and the proxy statement. The registration statement and the proxy statement contain important information about Remedy, Peregrine, the proposed merger, risks relating to the merger, the persons soliciting proxies relating to the proposed merger, their interests in the proposed merger, and related matters.

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

    Any integration problems we experience could divert our management's attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. Integrating our business with Remedy's business will be complex, time-consuming, and expensive. The merger may disrupt both companies' businesses if not completed in a timely and efficient manner. Peregrine and Remedy are both global companies with substantial operations throughout the world, and integrating geographically separate and dispersed organizations may be difficult. Specific integration challenges faced by Peregrine and Remedy include the following:

  •
  retaining existing customers and strategic partners;

  •
  retaining and integrating management and other key employees of both companies;

  •
  combining product offerings and product lines effectively and quickly, including technical integration by our respective engineering teams;

  •
  integrating sales efforts so that customers can easily do business with the combined company;

  •
  transitioning multiple locations around the world to common systems, including common information technology systems;

  •
  persuading employees that the business cultures of the two companies are compatible;

  •
  successfully developing and promoting a unified brand strategy and marketing it to existing and prospective customers; and

  •
  developing and maintaining uniform standards, controls, procedures, and policies.

    The announcement of the merger could have an adverse effect on one or both companies' revenues in near-term quarters if customers delay, defer, or cancel purchases pending resolution of the merger.

    The announcement of the merger could have an adverse effect on the near-term revenues and profitability of either or both of Peregrine and Remedy. In particular, prospective customers could be reluctant to purchase either company's products if they are uncertain about the direction of the combined company's product offerings and its willingness to support and service existing products. Since announcement of the merger, we have experienced questions from prospective customers about the status of the merger and our anticipated product integration plans, which have not yet been determined. We understand that Remedy is experiencing similar inquiries. The announcement of the merger could create uncertainty among businesses and organizations contemplating software or service purchases and subscriptions. If one large customer, or a significant group of small customers, were to delay their purchase decisions pending resolution of the merger, the quarterly revenues of either Peregrine or Remedy could be substantially below the expectations of market analysts, which would have an adverse effect on their results of operations and could cause a dramatic reduction in either company's stock price. We anticipate announcement of the merger could have an adverse effect on either or both companies' revenues in near-term quarters pending completion of the merger and our announcements concerning product integration initiatives.

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

  •
  suppliers, distributors, or customers of either Peregrine or Remedy could decide to cancel or terminate existing arrangements, or fail to renew those arrangements, as a result of the merger;

  •
  customers of Remedy could terminate or delay orders with Remedy because they question Remedy's continued commitment to provide products and enhancements, or to support products;

  •
  key employees of Remedy may decide to terminate their employment; and

  •
  other current or prospective employees of Peregrine and Remedy may experience uncertainty about their future roles with the combined company, which could adversely affect our ability to attract and retain key management, sales, marketing, and technical personnel.

    Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

    If the combined company is unable to realize the strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. In connection with the merger, we anticipate that we will issue approximately 28 million shares of our common stock (including options being assumed), representing approximately 14.7% of our outstanding common stock as of June 30, 2001, given effect to the merger.

    Failure to complete the merger could have a negative impact on our stock price as well as a negative impact on our businesses and financial results.

    If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

  •
  the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed.

  •
  our stock price may decline because of uncertainty concerning our stand-alone prospects; and

  •
  some costs related to the merger, such as legal, accounting, financial advisory, and financial printing fees must be paid even if the merger is not completed.

  •
  the benefits that we expect to realize from the merger, such as the potentially enhanced financial position of the combined company, would not be realized; and

  •
  the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period before consummation of the merger may make it difficult for us to regain our financial market position if the merger does not occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations," beginning on page 9.

PART II.
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits:

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 13th day of August, 2001.

PEREGRINE SYSTEMS, INC.
By:	/s/ MATTHEW C. GLESS Matthew C. Gless Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES