Form 10-Q
period 2001-09-30
PEREGRINE SYSTEMS INC
filed 2001-11-13
CIK 1031107

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER: 000-22209

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


         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2001, was 191,377,736.

================================================================================

                             PEREGRINE SYSTEMS, INC.

                                TABLE OF CONTENTS






PART I.                                     FINANCIAL INFORMATION                                           PAGE NO.
-------                                     ---------------------                                           --------
Item 1.    Condensed Consolidated Financial Statements...............................................          1

           Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
           March 31, 2001 (audited)..................................................................          1

           Condensed Consolidated Statements of Operations for the Three and Six Months
           Ended September 30, 2001 and 2000 (unaudited).............................................          2

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           September 30, 2001 and 2000 (unaudited)...................................................          3

           Notes to Condensed Consolidated Financial Statements (unaudited)..........................          4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations   .............................................................................         12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................         35


PART II.                                       OTHER INFORMATION
--------                                       -----------------

Item  2.   Changes in Securities and Use of Proceeds.................................................         36

Item  4.   Submission of Matters to a Vote of Security Holders.......................................         36

Item  6.   Exhibits and Reports on Form 8-K..........................................................         36

Signatures...........................................................................................         37

                                     PART I
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PEREGRINE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 SEPTEMBER 30,     MARCH 31,
                                                                                      2001           2001
                                                                                  -----------    -----------
                                                                                  (UNAUDITED)     (AUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents ...................................................   $   163,553    $   286,658
  Short-term investments ......................................................       128,047           --
  Accounts receivable, net of allowance for doubtful accounts of $12,216
     and $11,511, respectively ................................................       219,887        180,372
  Other current assets ........................................................        72,828         62,811
                                                                                  -----------    -----------
     Total current assets .....................................................       584,315        529,841
Property and equipment, net of accumulated depreciation of $62,591 and
   $45,699, respectively ......................................................       104,441         82,717
Goodwill, net of accumulated amortization of $482,400 and $334,178,
  respectively ................................................................     1,465,718      1,192,855
Other intangible assets, investments and other, net of accumulated amortization
  of $40,511 and $24,015, respectively ........................................       379,958        198,353
                                                                                  -----------    -----------
                                                                                  $ 2,534,432    $ 2,003,766
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ............................................................   $    40,199    $    36,024
  Accrued expenses ............................................................       230,163        200,886
  Current portion of deferred revenue .........................................       137,325         86,653
  Current portion of long-term debt ...........................................       150,325          1,731
                                                                                  -----------    -----------
     Total current liabilities ................................................       558,012        325,294

Deferred revenue, net of current portion ......................................        15,068          8,299
Other long-term liabilities ...................................................        12,597         17,197
Long-term debt, net of current portion ........................................           402            884
Convertible subordinated notes ................................................       262,906        262,327
                                                                                  -----------    -----------
     Total liabilities ........................................................       848,985        614,001
                                                                                  -----------    -----------

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or
  outstanding .................................................................          --             --
Common stock, $0.001 par value, 500,000 shares authorized, 191,378 and 160,359
  shares issued and outstanding, respectively .................................           191            160
Additional paid-in capital ....................................................     3,237,124      2,342,235
Accumulated deficit ...........................................................    (1,506,761)      (917,104)
Unearned portion of deferred compensation .....................................       (31,810)       (22,151)
Cumulative translation adjustment .............................................        (2,954)        (3,950)
Treasury stock, at cost .......................................................       (10,343)        (9,425)
                                                                                  -----------    -----------
     Total stockholders' equity ...............................................     1,685,447      1,389,765
                                                                                  -----------    -----------
                                                                                  $ 2,534,432    $ 2,003,766
                                                                                  ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    2001         2000         2001         2000
                                                 ---------    ---------    ---------    ---------
Revenues:
  Licenses ...................................   $  87,877    $  87,395    $ 188,076    $ 149,837
  Services ...................................      87,129       55,320      158,974       87,202
                                                 ---------    ---------    ---------    ---------
     Total revenues ..........................     175,006      142,715      347,050      237,039
                                                 ---------    ---------    ---------    ---------

Costs and Expenses:
  Cost of licenses ...........................       1,582          532        2,202        1,010
  Cost of services ...........................      43,859       30,670       79,510       47,568
  Amortization of purchased technology .......       5,616        3,143       10,636        4,541
  Sales and marketing ........................      71,633       52,265      139,136       89,964
  Research and development ...................      29,187       18,471       53,674       31,312
  General and administrative .................      14,613       13,477       29,076       21,922
  Acquisition costs and other ................     524,999       97,994      606,945      203,796
                                                 ---------    ---------    ---------    ---------
     Total costs and expenses ................     691,489      216,552      921,179      400,113
                                                 ---------    ---------    ---------    ---------

Loss from operations before interest (net) and
  income tax expense .........................    (516,483)     (73,837)    (574,129)    (163,074)
Interest income (expense), net ...............      (1,802)           8       (2,386)          83
                                                 ---------    ---------    ---------    ---------

Loss before income tax expense ...............    (518,285)     (73,829)    (576,515)    (162,991)
Income tax expense ...........................       3,946        9,001       13,142       14,964
                                                 ---------    ---------    ---------    ---------

       Net loss ..............................   $(522,231)   $ (82,830)   $(589,657)   $(177,955)
                                                 =========    =========    =========    =========

Net loss per share--basic and diluted:
       Net loss per share ....................   $   (3.06)   $   (0.58)   $   (3.57)   $   (1.39)
                                                 =========    =========    =========    =========

     Shares used in computation ..............     170,658      142,105      164,974      128,340
                                                 =========    =========    =========    =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      2001           2000
                                                                                   -----------    -----------
Cash flows from operating activities:
 Net loss ......................................................................   $  (589,657)   $  (177,955)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation, amortization, acquisition costs and other ....................       634,473        201,746
      Increase (decrease) in cash resulting from changes in:
        Accounts receivable ....................................................       (14,959)       (63,269)
        Other current assets ...................................................        (4,269)       (14,712)
        Other assets ...........................................................       (42,808)        (3,150)
        Accounts payable and other liabilities .................................        (1,845)         9,914
        Accrued expenses .......................................................       (57,251)        15,865
        Deferred revenue .......................................................         7,172          7,173
                                                                                   -----------    -----------
          Net cash used in operating activities ................................       (69,144)       (24,388)
                                                                                   -----------    -----------

Cash flows from investing activities:
   Acquisitions and investments, net of cash acquired ..........................      (202,610)        55,940
   Purchases of property and equipment .........................................       (21,025)       (27,369)
                                                                                   -----------    -----------

          Net cash provided by (used in) investing activities ..................      (223,635)        28,571
                                                                                   -----------    -----------

Cash flows from financing activities:
   Issuance (repayments) of long-term debt .....................................       148,112         (1,331)
   Issuance of common stock ....................................................        21,484          4,547
   Treasury stock purchased ....................................................          (918)        (5,619)
                                                                                   -----------    -----------

          Net cash provided by financing activities ............................       168,678         (2,403)
                                                                                   -----------    -----------


Effect of exchange rate changes on cash and cash equivalents ...................           996            (57)
                                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents ...........................      (123,105)         1,723
Cash and cash equivalents, beginning of period .................................       286,658         33,511
                                                                                   -----------    -----------
Cash and cash equivalents, end of period .......................................   $   163,553    $    35,234
                                                                                   ===========    ===========

Cash paid during the period for:
   Interest ....................................................................   $    14,880    $       173
   Income taxes ................................................................   $     4,187    $       263

Supplemental Disclosure of Noncash Investing Activities:
   Stock issued and other noncash consideration for acquisitions and investments   $   874,615    $ 1,538,318

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             PEREGRINE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of September 30, 2001, condensed consolidated statements of operations for the three and six month periods ended September 30, 2001 and 2000, and condensed consolidated statements of cash flows for the six month periods ended September 30, 2001 and 2000, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) and have not been audited. These condensed consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 2001, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The condensed consolidated financial statements include the accounts of PSI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to current year presentation.

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

         Our net loss for the six month periods ended September 30, 2001 and 2000 approximates comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") for both periods.

NOTE 2. REVENUE RECOGNITION

         Our revenues are derived principally from product licensing and services. License fees are generally due upon the granting of the license and typically include a one-year warranty period as part of the license agreement. Service revenues are comprised of fees from maintenance (post-contract support), professional services (consulting), network services, and training. We also derive revenues from transaction fees, subscription fees, and maintenance fees associated with our business-to-business relationship management products.

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

NOTE 3. COMPUTATION OF NET LOSS PER SHARE

         Our computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of our equity and debt securities. For the three and six month periods ended September 30, 2001 and 2000, the diluted loss per share calculation excludes the effect of certain equity and debt securities as inclusion would be anti-dilutive.

NOTE 4. ACQUISITIONS

         On August 27, 2001, we completed the acquisition of Remedy Corporation ("Remedy"), a supplier of information technology service management and customer relationship management solutions. We issued approximately 28 million shares of our common stock (excluding assumed options) and paid approximately $280.8 million in cash in exchange for all of the outstanding shares of Remedy for a total purchase price, including merger related costs, of approximately $1.2 billion.

         The Remedy acquisition was accounted for under the purchase method of accounting, and accordingly, the assets, including in-process research and development, and liabilities were recorded based on their fair values at the date of acquisition. The results of operations of Remedy have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The dollar amount assigned to the issued shares was based on the market price of the securities over the five days before and after the terms of the acquisition were agreed to and announced. Other less significant acquisitions made during the quarter were accounted for in a similar manner.

         We have preliminarily allocated the $1.2 billion purchase price of Remedy as follows: acquired in-process research and development of $86.0 million, deferred compensation of $20.8 million, acquired developed technology of $53.0 million, acquired customer base of $125.0 million, fair value of the net assets acquired of $215.7 million, and goodwill of $714.1 million. In accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS No. 141"), and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets, " ("SFAS No. 142"), the acquired customer base and goodwill are not being amortized. The acquired developed technology is being amortized on a straight-line basis over its estimated useful life of five years.

         The value of the Remedy acquired in-process research and development was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to the acquired in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process research and development, the calculation of value was adjusted to reflect the value creation efforts of Remedy prior to the close of the acquisition.

         The nature of the efforts required to develop acquired in-process research and development into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the research and development projects and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         At the acquisition date, Remedy was completing research and development ("R&D") efforts on its Action Request System ("ARS") 5.0 release. In addition, the Information Technology Service Management ("ITSM") and Customer Relationship Management ("CRM") development groups were working on the development, engineering and testing activities associated with the completion of release 5.0 of the ITSM and CRM applications.

         We estimated that the ARS 5.0 release and the ITSM/CRM joint project were 85% and 45% complete, respectively, at the time of the acquisition. It was estimated that the ARS 5.0 release will be completed during our third quarter of fiscal 2002, and the ITSM/CRM joint project will be completed during our fourth quarter of fiscal 2002. At the date of acquisition, approximately $33 million had been spent on the ARS 5.0 release and the ITSM/CRM joint project combined.

         At the time of this acquisition, the engineers were completing testing activities related to the ARS 5.0 release. R&D efforts related to release 5.0 of the ITSM and CRM applications included completion of development work. In order for the R&D to be technologically or commercially viable, certain components of the R&D projects needed to be fully architected, coded, developed, and tested to create a seamless, workable product. Revenues attributed to the in-process technologies were estimated based on forecasted sales and anticipated timing of new product introductions. Expenses as a percentage of revenue for Remedy were expected to decrease over the projected period due primarily to cost efficiencies gained from a larger revenue base. We used a 20% discount rate in our calculations based on independent studies that analyze market returns for similar companies.

         We believe that the foregoing assumptions used in the in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used will transpire as estimated. We currently believe that actual revenues and expenses will be materially consistent with previous estimates.

PRO FORMA FINANCIAL INFORMATION

         The following table presents the unaudited pro forma results assuming we had acquired each of Harbinger and Remedy at the beginning of fiscal 2002 and 2001, as applicable. This information may not necessarily be indicative of our future combined results.

         The unaudited pro forma results of operations exclude the results of operations of certain other acquisitions consummated during fiscal 2002 and fiscal 2001. The inclusion of the results associated with these acquisitions would not materially affect the pro forma financial information presented below.

                                                     Pro Forma Results For the
                                                      Six Month Periods Ended
                                                            September 30,
                                                     -------------------------
                                                        2001             2000
                                                     (in thousands, except per
                                                             share data)
                                                     -------------------------
                                                             (unaudited)
Revenues .....................................       $ 440,567        $ 414,546
Net loss .....................................       $(604,641)       $(219,200)
Basic and diluted loss per share .............       $   (3.20)       $   (1.30)


ACQUISITION-RELATED LIABILITIES

         With respect to acquisition-related liabilities at September 30, 2001, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the next twelve months to integrate the operations of these acquisitions. The plans provide for the consolidation of duplicate facilities and infrastructure assets and the elimination of duplicative efforts and positions within the combined company. In connection with the integration plans, we have accrued for acquisition-related costs comprised principally of the following components (in thousands):

                                                               ESTIMATED LIABILITY
Estimated advisory fees.......................................      $ 11,010
Employee severance and relocation.............................        27,290
Duplicative facilities, equipment and efforts.................        11,450
Other merger related costs....................................        26,390
                                                                      ------
                                                                    $ 76,140
                                                                    ========

         This accrual represents our best estimate, based on information available as of September 30, 2001, of the identifiable and quantifiable charges that we may incur as a result of the acquisition and integration plans. However, these estimates may change. Any changes in the estimates during the twelve month period following the acquisition will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within the next twelve months.

The following represents a detail, by acquisition, of our acquisition-related liabilities (in thousands):


                   MARCH 31,                               MARCH 31,                              SEPTEMBER 30,
                     2000      ADDITIONS       USES          2001       ADDITIONS     USES             2001
                  ---------    ---------    ---------     ---------     ---------   ---------        --------
   F.Print        $   2,500    $      --    $  (2,500)    $      --     $      --   $       --       $     --
   Knowlix            1,100           --       (1,100)           --            --           --             --
   Telco             11,500           --       (7,500)        4,000            --      (4,000)             --
   Harbinger             --       73,600      (39,850)       33,750            --     (27,750)(1)       6,000
   Loran                 --        8,500         (500)        8,000            --      (1,000)          7,000
   Tivoli                --       13,500       (3,500)       10,000            --      (4,000)          6,000
   Extricity             --       18,000            --       18,000            --     (11,000)          7,000
   Remedy                --           --            --           --        79,570     (29,430)         50,140
                  ---------    ---------    ---------     ---------     ---------   ---------        --------
                  $  15,100    $ 113,600    $ (54,950)    $  73,750     $  79,570   $ (77,180)       $ 76,140
                  =========    =========    =========     =========     =========   =========        ========


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

NOTE 5. SEGMENT AND GEOGRAPHIC OPERATIONS

         We have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 requires disclosure of segment information in a manner consistent with the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Prior to the acquisition of Harbinger in June 2000, we operated exclusively in the infrastructure management industry. Effective April 2001 through September 2001, we operated in four segments that met the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. These reportable segments were the infrastructure management group, the e-markets group, the integrated solutions group, and the shared-services group. Effective October 2001, we reorganized into three distinct business groups designed to restructure our business with a functional, rather than product, orientation. These groups are the solutions group, the customer relationships group, and the Xanadu business group. Because this reorganization did not take effect until after the end of our second quarter of fiscal 2002, the below segment information relates to the organizational structure on September 30, 2001. Transactions between the reportable segments were made at terms which approximated arms length transactions and were in accordance with accounting principles generally accepted in the United States. There were no significant differences between the measurement of the reportable segment's profits and losses disclosed below and the measurement of profits and losses in our consolidated statements of operations. Certain management allocations were made between these segments. Prior periods have not been restated, as it would be impracticable to do so. Required reported segment information for the three and six months ended September 30, 2001, respectively, inclusive of management allocations, is as follows (in thousands):

                                             Infrastructure             Integrated
                                               Management    E-Markets   Solutions     Shared
                                                 Group        Group        Group      Services   Consolidated
                                               ---------    ---------    ---------    ---------  ------------
Three month period ended September 30, 2001:
Revenues ...................................   $ 135,661    $  39,345    $    --      $    --      $ 175,006
Loss before income tax expense .............   $(141,076)   $(324,774)   $ (13,045)   $ (39,390)   $(518,285)

Six month period ended September 30, 2001:

Revenues ...................................   $ 259,797    $  87,253    $    --      $    --      $ 347,050
Loss before income tax expense .............   $(123,508)   $(368,882)   $ (29,961)   $ (54,164)   $(576,515)


A summary of our operations by geographic area is as follows (in thousands):

                                   North
                                  America             EMEA          APLA            Consolidated
                                 ---------          --------       -------            --------
Three month periods ended:

September  30, 2001
Revenues.................        $ 125,050          $ 44,020      $  5,936            $ 175,006


September 30, 2000
Revenues.................        $ 100,139          $ 40,013      $  2,563            $ 142,715

Six month periods ended:

September  30, 2001
Revenues................         $ 246,531          $ 88,530      $ 11,989            $ 347,050

September 30, 2000
Revenues................         $ 159,613          $ 72,724      $  4,702            $ 237,039


NOTE 6. LONG-LIVED ASSETS

         We evaluate potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset.

         In the fall of 2000, the technology driven Nasdaq Stock Market began a steep decline in stock prices, particularly in the e-commerce sectors. In early 2001 it became apparent to us that the downturn was other than temporary. In addition, it became apparent that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001. Accordingly, during fiscal 2001 we determined a SFAS No. 121 triggering event had occurred related to certain of our tangible and intangible assets. At that time, we wrote-off $490 million of impaired intangibles, investments and other assets related primarily to an acquisition made in what was then our e-markets group and investments made in what used to be our infrastructure management group.

         The macroeconomic environment has not only remained weak throughout our major markets, but also was further intensified by the events of September 11. Thus, during the second quarter of fiscal 2002, we determined another SFAS No. 121 triggering event had occurred related to certain of our tangible and intangible assets. We prepared analyses (such as cash flow projections) related to these tangible and intangible assets and as a result determined that certain assets had been impaired. We wrote these assets, along with any allocated goodwill, down to fair value based on the related discounted cash flows. We wrote-off $359 million of impaired intangibles, investments and other assets related primarily to an acquisition made in what was then our e-markets group and investments made in what used to be our infrastructure management group. We will continue to monitor the value of such assets and may have further such impairment charges in the future.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

         During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination and requires periodic evaluations of impairment of goodwill and intangible balances. SFAS No. 142 will be adopted April 1, 2002. The impacts of the adoption of SFAS No. 141 and SFAS No. 142 are still being assessed, but amongst the immediate impacts is that goodwill and certain other intangible assets acquired on or after July 1, 2001 will no longer be amortized to income in the consolidated statement of operations. Furthermore, upon adoption, goodwill and certain other intangible assets acquired before July 1, 2001 will no longer be amortized to income in the consolidated statements of operations.

         During August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. SFAS No. 143 amends FASB statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and will be adopted April 1, 2003. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

         During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 will be adopted April 1, 2002. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

NOTE 8. SUBSEQUENT EVENT

         During August 2001, we entered into a $150 million short-term bridge credit facility with a syndicate of financial institutions. As of September 30, 2001, $150 million was outstanding on this facility. In October 2001, we replaced this bridge credit facility with a $150 million three-year revolving credit facility, also with a syndicate of financial institutions. This facility is available for general corporate development and capital purposes, including acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS CONCERNING OUR FUTURE OPERATIONS, FINANCIAL CONDITION AND PROSPECTS, AND BUSINESS STRATEGIES. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR FUTURE BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM OUR HISTORICAL RESULTS OR CURRENTLY ANTICIPATED RESULTS. INVESTORS SHOULD CAREFULLY REVIEW THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND FUTURE OPERATING RESULTS," BEGINNING ON PAGE 20 OF THIS REPORT.

OVERVIEW

         We are a leading provider of software and services that are designed to reduce the frictional cost of doing business for our clients' organizations. Our infrastructure resource management, employee relationship management, and business-to-business relationship management products and services permit businesses to eliminate points of friction in their business processes and improve their returns on capital with respect to investments in infrastructure and electronic business assets. Our solutions are intended to make our customers more competitive in their markets by removing the friction points associated with three primary business processes:

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

         Until October 2001, we were organized into distinct business units based on the products and services we offer. One unit focused on sales and marketing of our infrastructure management solutions, while another focused on our e-markets solutions. A third group, referred to as our integrated solutions group, focused on integrating our sales efforts for both our product families to large enterprise customers.

         In October 2001, we announced that we would immediately integrate these divisions and restructure our business with a functional, rather than product, orientation. Through this organization, we intend to combine our product development teams and sales forces, which were previously focused on specific product lines, in an effort to improve operational efficiencies and cross-sell our products. The infrastructure management and e-markets product development groups will be combined into one solutions group, responsible for all our product development and marketing activities. Our separate infrastructure management and e-markets sales forces will be combined into a new customer relationships group, responsible for customer sales and service. The customer relationships group will also manage our strategic relationships with alliance partners and other distributors.

         We also announced in October 2001 the introduction of Xanadu, an information technology asset management appliance. Xanadu will be targeted at small to medium-sized enterprises and will offer asset discovery and tracking, employee self-service, and help desk functionality. We will provide the software for Xanadu, which will be installed on network servers marketed and sold by distribution partners. We are currently negotiating agreements with potential distribution partners in the United States and Europe.

A third business group, called the Xanadu business group, will be formed to take the new product offering to market and cultivate and merge strategic relationships designed to distribute Xanadu.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues:

                                                                 THREE MONTHS         SIX MONTHS
                                                                    ENDED                ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                ---------------     ---------------
STATEMENT OF OPERATIONS DATA:                                   2001      2000      2001       2000
                                                                -----     -----     -----      ----
Revenues:
  Licenses ................................................      50.2%     61.2%     54.2%     63.2%
  Services ................................................      49.8      38.8      45.8      36.8
                                                                -----     -----     -----      ----
     Total revenues .......................................     100.0     100.0     100.0     100.0
                                                                -----     -----     -----      ----

Costs and expenses:
  Cost of licenses ........................................       0.9       0.4       0.6       0.4
  Cost of services ........................................      25.1      21.5      22.9      20.1
  Amortization of purchased technology ....................       3.2       2.2       3.0       1.9
  Sales and marketing .....................................      40.9      36.6      40.1      37.9
  Research and development ................................      16.7      12.9      15.5      13.2
  General and administrative ..............................       8.3       9.4       8.4       9.3
  Acquisition costs and other .............................     300.0      68.7     174.9      86.0
                                                                -----     -----     -----      ----

     Total costs and expenses .............................     395.1     151.7     265.4     168.8
                                                                -----     -----     -----      ----

Loss from operations before interest (net) and income tax
  expense .................................................    (295.1)    (51.7)   (165.4)    (68.8)
Interest income (expense), net ............................      (1.0)      --       (0.7)      --
                                                                -----     -----     -----      ----

Loss before income tax expense ............................    (296.1)    (51.7)   (166.1)    (68.8)
Income tax expense ........................................       2.3       6.3       3.8       6.3
                                                                -----     -----     -----      ----

Net loss ..................................................    (298.4)%   (58.0)%  (169.9)%   (75.1)%
                                                               ======     =====    ======     =====


COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

         REVENUES. Total revenues were $175.0 million and $142.7 million for the three months ended September 30, 2001 and 2000, respectively, representing a period-to-period increase of 23%. The reasons for the revenue increase are more fully discussed below.

         LICENSES. License revenues were $87.9 million and $87.4 million for the three months ended September 30, 2001 and 2000, respectively, representing 50% and 61% of total revenues in the respective periods. License revenues as a percentage of total revenues decreased as our services revenues increased primarily due to a larger installed customer base resulting from our fiscal 2001 and fiscal 2002 acquisitions. Our license revenues for the three months ended September 30, 2001 were less than originally anticipated by market analysts, in large part due to reluctance by our large enterprise customers to complete large license transactions in the wake of business uncertainty following the September 11, 2001 terrorist attacks. We cannot predict what continuing effects these events, in conjunction with a weakening economic environment, may have on our revenues in future quarters.

         We believe license revenues will fluctuate period-to-period in absolute dollars and as a percentage of total revenues. In recent periods, our revenues and revenue growth rates have become increasingly dependent on our ability to complete one or more particularly large license transactions with a major enterprise customer. We expect larger transaction sizes from a limited number of customers to account for a large percentage of license revenues in the foreseeable future.

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

         SERVICES. Services revenues consist of support, consulting, and training services. Services revenues were $87.1 million and $55.3 million for the three months ended September 30, 2001 and 2000, respectively, representing 50% and 39% of total revenues in the respective periods. The dollar increases are primarily attributable to expansion due to the acquisitions we made during fiscal 2001 and fiscal 2002. While service revenues are increasing in absolute dollars, we expect services revenues to fluctuate as a percentage of total revenues, given the variability of license revenues.

COSTS AND EXPENSES

          COST OF LICENSES. Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, and production. Cost of licenses was $1.6 million and $0.5 million for the three months ended September 30, 2001 and 2000, respectively, each representing less than 1% of total revenues in the respective periods. These costs are expected to remain consistent as a percentage of total revenues.

         COST OF SERVICES. Cost of services primarily consists of personnel, facilities, and system costs in providing support, consulting, and training services. Cost of services was $43.9 million and $30.7 million for the three months ended September 30, 2001 and 2000, respectively, representing 25% and 22% of total revenues in the respective periods. The dollar increases are primarily attributable to the acquisitions we made during fiscal 2001 and 2002. Cost of services as a percentage of total revenues increased, principally because service revenues grew at a faster rate than license revenues.

         AMORTIZATION OF PURCHASED TECHNOLOGY. Amortization of purchased technology was $5.6 million and $3.1 million for the three months ended September 30, 2001 and 2000, respectively, representing 3% and 2% of total revenues in the respective periods. This increase is due to the acquisitions we made during fiscal 2001 and fiscal 2002.

         SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel-related costs, facilities and system costs, advertising costs, and travel and entertainment. Sales and marketing expenses were $71.6 million and $52.3 million for the three months ended September 30, 2001 and 2000, respectively, representing 41% and 37% of total revenues in the respective periods. The dollar increases are primarily attributable to the significant expansion of both the North American and international sales and marketing forces due to the acquisitions we made during fiscal 2001 and fiscal 2002. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing efforts and establish additional sales offices around the world. If we experience a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that our operating margins will decline as well.

         RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel-related costs. Research and development expenses were $29.2 million and $18.5 million for the three months ended September 30, 2001 and 2000, respectively, representing 17% and 13% of total revenues in the respective periods. The dollar increases in research and development are primarily attributable to an increase in the number of personnel conducting research and development associated with new product initiatives, and the integration of applications acquired during fiscal 2001 and fiscal 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of employee salaries and overhead for administrative personnel. General and administrative expenses were $14.6 million and $13.5 million for the three months ended September 30, 2001 and 2000, respectively, representing 8% and 9% of total revenues in the respective periods. The dollar increases in general and administrative expenses are primarily attributable to an increase in the number of personnel to support our growth, due to the acquisitions we made during fiscal 2001 and fiscal 2002.

         ACQUISITION COSTS AND OTHER. Acquisition costs and other consist principally of amortization of intangibles, acquired in-process research and development costs and other items. Acquisition costs and other were $525.0 million and $98.0 million for the three months ended September 30, 2001 and 2000, respectively, representing 300% and 69% of total revenues in the respective periods. The increases are primarily attributable to approximately $359 million of impaired intangibles, investments and other assets written off in the second quarter of fiscal 2002, and $86.0 million of acquired in-process research and development costs recognized in the second quarter of fiscal 2002 associated with the Remedy acquisition.

         INCOME TAX EXPENSE Income tax expense was $3.9 million and $9.0 million for the three months ended September 30, 2001 and 2000, respectively. This decrease in absolute dollars is attributable to a decrease in taxable income. Excluding the effect on net income of acquisition costs and other, our effective tax rates were 32.0% and 33.0% for the three months ended September 30, 2001 and 2000, respectively. Income tax expense is expected to remain consistent as a percentage of operating revenues.

COMPARISON OF SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

         REVENUES. Total revenues were $347.1 million and $237.0 million for the six months ended September 30, 2001 and 2000, respectively, representing a period-to-period increase of 46%. The reasons for the revenue increase are more fully discussed below.

         LICENSES. License revenues were $188.1 million and $149.8 million for the six months ended September 30, 2001 and 2000, respectively, representing 54% and 63% of total revenues in the respective periods. License revenues increased 26% for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000. This increase is primarily attributable to increased demand for new and additional licenses of our infrastructure resource management applications in the first quarter of fiscal 2002, offset by relatively weaker demand in the second quarter of fiscal 2002. Relative weakness in our license revenues in the second quarter of fiscal 2002 was principally responsible for the decrease in license revenues as a percentage of total revenues.

         SERVICES. Services revenues consist of support, consulting, and training services. Services revenues were $159.0 million and $87.2 million for the six months ended September 30, 2001 and 2000, respectively, representing 46% and 37% of total revenues in the respective periods. The dollar increases are primarily attributable to the acquisitions we made during fiscal 2001 and fiscal 2002.

COSTS AND EXPENSES

          COST OF LICENSES. Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, and production. Cost of licenses was $2.2 million and $1.0 million for the six months ended September 30, 2001 and 2000, respectively, each representing less than 1% of total revenues in the respective periods. These costs are expected to remain consistent as a percentage of total revenues.

         COST OF SERVICES. Cost of services primarily consists of personnel, facilities, and system costs in providing support, consulting, and training services. Cost of services was $79.5 million and $47.6 million for the six months ended September 30, 2001 and 2000, respectively, representing 23% and 20% of total revenues in the respective periods. The dollar increases are primarily attributable to the acquisitions we made during fiscal 2001 and fiscal 2002. Cost of services as a percentage of total revenues increased slightly, principally because services revenues grew at a faster rate than license revenues, particularly during the second quarter of fiscal 2002.

         AMORTIZATION OF PURCHASED TECHNOLOGY. Amortization of purchased technology was $10.6 million and $4.5 million for the six months ended September 30, 2001 and 2000, respectively, representing 3% and 2% of total revenues in the respective periods. This increase is due to the acquisitions we made during fiscal 2001 and fiscal 2002.

         SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel-related costs, facilities and system costs, advertising costs, and travel and entertainment. Sales and marketing expenses were $139.1 million and $90.0 million for the six months ended September 30, 2001 and 2000, respectively, representing 40% and 38% of total revenues in the respective periods. The dollar increases are primarily attributable to the significant expansion of both the North American and international sales and marketing forces due to the acquisitions we made during fiscal 2001 and fiscal 2002.

         RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel-related costs. Research and development expenses were $53.7 million and $31.3 million for the six months ended September 30, 2001 and 2000, respectively, representing 16% and 13% of total revenues in the respective periods. The dollar increases in research and development are primarily attributable to an increase in the number of personnel conducting research and development associated with new product initiatives, and the integration of applications acquired during fiscal 2001 and fiscal 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of employee salaries and overhead for administrative personnel. General and administrative expenses were $29.1 million and $21.9 million for the six months ended September 30, 2001 and 2000, respectively, representing 8% and 9% of total revenues in the respective periods. The dollar increases in general and administrative expenses are primarily attributable to an increase in the number of personnel to support our growth, due to the acquisitions we made during fiscal 2001 and fiscal 2002.

         ACQUISITION COSTS AND OTHER. Acquisition costs and other consist principally of amortization of intangibles, acquired in-process research and development costs and other items. Acquisition costs and other were $606.9 million and $203.8 million for the six months ended September 30, 2001 and 2000, respectively, representing 175% and 86% of total revenues in the respective periods. The increases are primarily attributable to approximately $359 million of impaired intangibles, investments and other assets written off in the second quarter of fiscal 2002, and $86.0 million of acquired in-process research and development costs recognized in the second quarter of fiscal 2002 associated with the Remedy acquisition.

         INCOME TAX EXPENSE Income tax expense was $13.1 million and $15.0 million for the six months ended September 30, 2001 and 2000, respectively. This decrease in absolute dollars is attributable to a decrease in taxable income. Excluding the effect on net income of acquisition costs and other, our effective tax rates were 32.0% and 33.0% for the six months ended September 30, 2001 and 2000, respectively. Income tax expense is expected to remain consistent as a percentage of operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2001, we had a cash and cash equivalents, and short-term investments balance of $141.6 million, net of $150.0 million in short-term financing associated with the acquisition of Remedy in August 2001, discussed below. On March 31, 2001, we had $286.7 million in cash and cash equivalents. The decrease is attributable to the funding of the cash component of the Remedy acquisition, other acquisitions, and investments and related costs, as well as other capital expenditures.

         During August 2001, we entered into a $150 million short-term bridge credit facility with a syndicate of financial institutions. As of September 30, 2001, $150 million was outstanding on this facility. In October 2001, we replaced this bridge credit facility with a $150 million three-year revolving credit facility, also with a syndicate of financial institutions. This facility is available for general corporate development and capital purposes, including acquisitions.

          During November and December of 2000, we issued $270 million principal amount of 5 1/2% Convertible Subordinated Notes due 2007. The notes provide for annual aggregate interest payments of $14,850,000, payable semi-annually in arrears.

         We expect our cash and cash equivalents, and short-term investments, together with cash generated from operations and amounts available under our credit facility, to be sufficient to satisfy our working capital requirements for the next twelve months. We may, however, consider additional financing in the future in the form of issuances of our common stock or the issuance of debt securities, including debt securities convertible into shares of our common stock. On November 13, 2001, we filed a registration statement with the Securities and Exchange Commission ("SEC") allowing us to issue up to $250 million of our equity and/or debt securities. If the SEC declares the registration statement effective, we may from time to time issue securities under this registration statement. Additional financing may not be available to us on commercially reasonable terms when and as required, if at all. In addition, the issuance of additional equity securities, including securities convertible into our equity securities, would dilute the interests of our existing stockholders. Issuance of additional debt securities could impair our financial condition as we become increasingly leveraged, and interest payments could have an adverse effect on our results of operations.

         In connection with our acquisition of Harbinger, we assumed the defense of an outstanding shareholder class action lawsuit against Harbinger and several of its former officers and directors. Harbinger did not maintain directors' and officers' liability insurance to cover any liability resulting from this lawsuit, and Peregrine's insurance will not cover any liability of Harbinger or its former officers or directors resulting from the lawsuit. In July 2001, we received preliminary court approval of a proposed settlement of this class action lawsuit. During our second quarter of fiscal 2002, the settlement was finalized and approved by the court, and we made an aggregate cash payment of $2.25 million to a class of former shareholders of Harbinger in exchange for dismissal of all claims against Harbinger.

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

         In the fall of 2000, the technology driven Nasdaq Stock Market began a steep decline in stock prices, particularly in the e-commerce sectors. In early 2001 it became apparent to us that the downturn was other than temporary. In addition, it became apparent that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001. Accordingly, during fiscal 2001 we determined a SFAS No. 121 triggering event had occurred related to certain of our tangible and intangible assets. At that time, we wrote-off $490 million of impaired intangibles, investments, and other assets related primarily to an acquisition made in what was then our e-markets group and investments made in what used to be our infrastructure management group. The macroeconomic environment has not only remained weak throughout our major markets, but also was further intensified by the events of September 11. Thus, during the second quarter of fiscal 2002, we determined another SFAS No. 121 triggering event had occurred related to certain of our tangible and intangible assets. We prepared analyses (such as cash flow projections) related to these tangible and intangible assets and as a result determined that certain assets had been impaired. We wrote these assets, along with any allocated goodwill, down to fair value based on the related discounted cash flows and similar evidence. We wrote-off $359 million of impaired intangibles, investments and other assets related primarily to an acquisition made in what was then our e-markets group and investments made in what used to be our infrastructure management group. We will continue to monitor the value of such assets in the future and may have future such impairment charges.

RECENT ACCOUNTING PRONOUNCEMENTS

         During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination and requires periodic evaluations of impairment of goodwill and intangible balances. SFAS No. 142 will be adopted April 1, 2002. The impacts of the adoption of SFAS No. 141 and SFAS No. 142 are still being assessed, but amongst the immediate impacts is that goodwill and certain other intangible assets acquired on or after July 1, 2001 will no longer be amortized to income in the consolidated statement of operations. Furthermore, upon adoption, goodwill and certain other intangible assets acquired before July 1, 2001 will no longer be amortized to income in the consolidated statements of operations.

         During August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. SFAS No. 143 amends FASB statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and will be adopted April 1, 2003. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

         During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 will be adopted April 1, 2002. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows

FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND FUTURE OPERATING RESULTS

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

         We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Through September 30, 2001, we had recorded cumulative net losses of approximately $1.5 billion, principally as a result of acquisition costs related to acquisitions completed since late 1997. We have incurred, and expect to continue to incur, substantial expenses associated with acquisition related costs. The amortization of goodwill and other intangible costs will result in our continuing to incur net losses for the foreseeable future, which could lead to a dramatic decline in our stock price.

         OUR REVENUES ARE NOT PREDICTABLE AND VARY SIGNIFICANTLY FROM QUARTER-TO-QUARTER FOR NUMEROUS REASONS BEYOND OUR CONTROL. QUARTER-TO-QUARTER VARIATIONS COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR STOCK PRICE IF OUR REVENUES OR OPERATING RESULTS ARE LESS THAN MARKET ANALYSTS ANTICIPATE.

         Our revenues or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in a substantial decline in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control, including those described in this section. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. In addition, we do not believe historical revenue growth rates are sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed, which could lead to a dramatic decline in our stock price.

         OUR REVENUE GROWTH IS INCREASINGLY DEPENDENT ON A SMALL NUMBER OF LARGE LICENSE TRANSACTIONS.

         Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter.

         Our revenue growth in recent periods has been attributable in part to an increase in the number of large license transactions sold to a limited number of large, enterprise customers during a given period. We expect our reliance on these types of transactions to continue for the foreseeable future. If we are unable to complete one or more large license transactions by the end of a particular quarter, our revenues and operating results could be materially below the expectations of market analysts, and our stock price could fall. For example, in the second quarter of fiscal 2002, our revenues and operating results were less than expected by market analysts because a number of our large license customers cancelled or deferred purchases as a result of business uncertainty created by the September 11 terrorist attacks in New York and Washington, which exacerbated an already weak environment for information technology spending.

Our dependence on a few relatively large license transactions could continue to have an adverse effect on our quarterly revenues, revenue growth rates, or operating results in future quarters if the slow-down in technology investment continues as a result of economic or political factors.

         In addition, when negotiating large software licenses, many customers time their negotiations near quarter-end in an effort to improve their ability to negotiate more favorable pricing terms. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter. If we are unable to complete a sufficient number of license agreements during this short and intense sales period, our revenues could be substantially below the expectations of market analysts, and our stock price could decline.

         OUR QUARTERLY AND ANNUAL REVENUE AND REVENUE GROWTH RATES MAY BE AFFECTED IF OUR DISTRIBUTION PARTNERS ARE UNSUCCESSFUL IN SELLING OUR PRODUCTS OR IF WE ARE UNSUCCESSFUL IN ADDING NEW DISTRIBUTION PARTNERS.

         Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. We believe that these transaction partners are extremely important influencers of customer purchase decisions, particularly purchase decisions by large, enterprise customers. If the number or size of our partner-sourced or partner-influenced transactions were to decrease for any reason, our revenue growth rates and operating results would be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Sales through indirect channels, including distributors, third party resellers, and system integrators, represent a significant percentage of our total sales, and this percentage has increased in recent periods. We expect this trend to continue in the future. As a result, we could experience a shortfall in our revenues, or a substantial decline in our rate of revenue growth, if sales through these channels were to decrease or were to increase at a slower rate than recently experienced. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility about our distribution partners' success in selling our products. In addition, many of our distribution arrangements are non-exclusive, and these distributors may carry competing products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following: inability of our distribution partners to sell our products; a decision by our distribution partners to favor competing products; or an inability of our distribution partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by distribution partners.

         OUR QUARTERLY AND ANNUAL REVENUES AND REVENUE GROWTH RATES ARE DEPENDENT ON THE BUDGETING CYCLES AND INVESTMENT CYCLES OF OUR CUSTOMERS.

         Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline. Many analysts predict substantially slower growth rates for, and potential reductions in, information technology capital investment in 2001 and potentially continuing in 2002 and 2003. Moreover, many software companies, including Peregrine, have experienced increasing reluctance by customers to make substantial investments in new technologies. In our second quarter of fiscal 2002, economic and political uncertainty resulting from the September 11 terrorist attacks resulted in even greater reluctance by customers to make large investments in our products. To the extent these trends continue, we expect our quarterly revenues and operating results could be adversely affected.

         Moreover, during this downturn, we have been highly dependent on our ServiceCenter, AssetCenter, and FacilityCenter product lines to maintain our revenue growth rates, and we expect our dependence on these product lines to continue. If the capital investment downturn continues or worsens, we may experience reduced demand for these core products as well, which could have a material and adverse effect on our revenues, operating results, financial condition, and stock price. Most software companies, including Peregrine, currently have very limited visibility with respect to their near term quarters and are having difficulty predicting their revenues and operating results during these periods.

         THE RECENT TERRORIST ATTACKS IN NEW YORK AND WASHINGTON COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

         The September 11, 2001 terrorist attacks in New York City and Washington, D.C. could have an adverse effect on our revenues, results of operations, and financial condition. Throughout 2001, capital investment by businesses, particularly capital investment in technology, has experienced substantial weakness. Economic and political uncertainty resulting from the attacks could result in further declines in new technology investments. Some analysts have predicted that revenues of application software companies could be particularly weak in the periods following the attacks, and our revenue and operating results in the second quarter of fiscal 2002 were adversely affected by the attacks. We do not know what continuing effect the September attacks, any new attacks, or the war in Afghanistan could have on our business, revenues, or results of operations. If businesses decide to defer or cancel purchases of new software, our revenues will be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

         OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY CHANGES IN PRODUCT MIX AND OTHER FACTORS, INCLUDING FACTORS RELATED TO THE MACROECONOMIC ENVIRONMENT AND COMPETITIVE FACTORS IN OUR MARKETS.

         Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance and services. Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and could adversely affect our operating results. Our operating margins were adversely affected by the shortfall in license revenues that occurred in our second quarter of fiscal 2002, and we would expect an adverse effect on our margins if our license revenues continue to fall short of current expectations.

         Our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance or subscription agreements, or a substantial failure to renew these contracts, would reduce our revenues and impact our operating results. Other factors, including indirect factors resulting from the macroeconomic climate, could also have an adverse effect on our operating results in a given quarter or over several quarterly periods. For example, in the current economic environment, we have experienced increased demand from some customers for customer financing, including loan financing, and leasing solutions. We expect this demand for customer financing to continue, and we have engaged in customer financing where we believe it is a competitive factor in obtaining business. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing related credit risk. We have experienced losses due to customers' failing to meet their obligations. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

         THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE SUBSTANTIAL FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS.

         Delays in customer orders could result in our revenues being substantially below the expectations of market analysts. Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings would be substantially reduced, and we could experience a large loss. The sales cycle for our products typically takes four to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may be extended beyond four to nine months due to factors over which we have little or no control, including the size of the transaction and the level of competition we encounter. Until the second quarter of fiscal 2002, the average size of our license transactions had been increasing as we generated an increasing percentage of our revenues from a limited number of large, enterprise customers. Our average license size decreased in the second quarter of fiscal 2002, however, because we were unable to complete several large transactions and also because Remedy's average transaction size has historically been smaller than Peregrine's. Nevertheless, we expect our dependence on large transactions to continue, which could have the effect of further extending our sales cycle. During our sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.

         WE RECENTLY ANNOUNCED A REORGANIZATION OF OUR BUSINESS OPERATIONS, WHICH COULD RESULT IN UNEXPECTED NEAR-TERM REORGANIZATION EXPENSES.

         Any disruption in our sales processes resulting from our recent reorganization could have an adverse effect on our revenues and results of operations in near-term periods. In October 2001, we announced that we were integrating our infrastructure management and e-markets operating units. Rather than focusing our operations based on product distinctions, we will in the future be organized on a functional basis. Our new organizational units will focus on product development and marketing and sales and customer service. In addition, a separate business group will focus on our new Xanadu information asset management appliance for small to medium-sized companies. Reorganizations such as the one we are undertaking can pose near term risks, particularly the risk of disruptions in our sales processes as we combine the previously product-focused sales forces in our infrastructure management and e-markets groups. Among other things, we will need to train our previously separate sales forces to sell and market our full portfolio of products. In addition, we may incur related unexpected costs as we identify and address redundancies in the sales, management, and administration organizations previously dedicated to separate business units.

         OUR NEW PRODUCT INTRODUCTIONS MAY NOT BE SUCCESSFUL IN INCREASING OUR REVENUES, AND NEW PRODUCT INTRODUCTIONS BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR REVENUES AND OPERATING RESULTS.

         If our new product introductions are not successful, our revenues, revenue growth rates, and operating results could be adversely affected, particularly if we invest substantial resources in the development and marketing of new products that do not generate sufficient offsetting revenue. In October 2001, we introduced Xanadu, an information technology asset management appliance. Xanadu will be targeted at small to medium-sized enterprises and will offer asset discovery and tracking, employee self-service, and help desk functionality. We will provide the software for Xanadu, which will be installed on network servers marketed and sold by our distribution partners. As a result, our success in selling and marketing Xanadu will depend largely on the efforts of distribution partners over whom we have little or no control. The market for Xanadu is currently unproven, and we cannot predict whether it will gain market acceptance or generate material revenues. In the meantime, we are investing substantial resources in this new product line, including dedicating one of our operating divisions to developing this business.

         Announcements of new products by our competitors, or enhancements to their existing products, could delay purchases by our customers pending the introduction of the new product or enhancements. Similarly, announcements by us or our competitors concerning pricing policies could have an adverse effect on our revenues in a given quarter. Any announcement having the effect of deferring or delaying customer purchase decisions would be expected to have an adverse effect on our revenues and results of operations.

         SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY RESULT IN PERIODIC REDUCTIONS IN OUR REVENUES AND IMPAIRMENT OF OUR OPERATING RESULTS.

         Seasonality in our business could result in our revenues in a given period being less than market estimates. Seasonality could also result in quarter-to-quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our third quarter have tended to benefit, relative to our first and second quarters, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Our first and second quarters tend to be our weakest. Revenues and operating results in the fourth quarter have tended to benefit from the efforts of our sales force to meet fiscal year-end sales quotas. Notwithstanding these seasonal factors, other factors, including those identified in this section, could still result in reduced revenues or operating results in our third and fourth quarters. For example, we may not experience the typical increase in demand in our third quarter of fiscal 2002 if the downturn in capital spending and technology investment continues into 2002 or beyond. The recent terrorist attacks in New York and Washington could also change, or magnify, our historical patterns of seasonality. Our international revenues in the second quarter of fiscal 2002, for example, were adversely affected by traditional European summer holiday seasonality, which was further exacerbated by uncertainty from the terrorist attacks. Historical patterns may change over time, particularly as our operations become larger and the sources of our revenue change or become more diverse. For example, our international operations have expanded significantly in recent years, particularly in Europe. We also have an international presence in the Pacific Rim and Latin America. We may experience variability in demand associated with seasonal buying patterns in these foreign markets.

         WE MAY EXPERIENCE PROBLEMS INTEGRATING OUR BUSINESS WITH REMEDY'S BUSINESS. ANY INTEGRATION PROBLEMS COULD CAUSE US TO INCUR SUBSTANTIAL UNANTICIPATED COSTS AND EXPENSES, WHICH WOULD HARM OUR OPERATING RESULTS.

         On August 27, 2001, we acquired Remedy Corporation, a supplier of information technology service management and customer relationship management solutions. If we fail to successfully integrate our business with Remedy's business, we will incur substantial costs, which will increase our expenses and increase our losses. Our target markets have differed historically from those of Remedy. Specifically, our customer base has been comprised principally of large, multinational enterprises, while Remedy's sales historically focused primarily on small to mid-size businesses and organizations. To the extent it sold software to larger companies, Remedy typically sold its software on a departmental or divisional, as opposed to enterprise, basis. The characteristics of these two market segments may be sufficiently distinct so that we do not realize the anticipated synergies of the merger. We have less experience selling to smaller organizations, and our sales practices and processes may not be well-suited to success in these markets. In particular, our sales efforts tend to focus on senior executives, chief financial officers and chief technology officers of large, multinational corporations to whom we seek to sell large, enterprise-wide licenses of our infrastructure management products. In contrast, Remedy's transaction sizes tend to be substantially smaller, and their sales efforts, when targeted at larger organizations, have focused historically on managers of departments or divisions within the organization. In addition, Remedy markets and sells other products, such as its customer relationship management products, that we have no experience marketing or selling. If we are unsuccessful in integrating the companies' respective businesses, our combined revenues could fall or grow at a slower rate than anticipated, we could incur substantial unexpected expenses, and we could fail to realize the anticipated benefits of the merger.

         Any integration problems we experience could divert our management's attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. Integrating our business with Remedy's business will be complex, time-consuming, and expensive. The merger may disrupt both companies' businesses if not completed in a timely and efficient manner. Peregrine and Remedy are both global companies with substantial operations throughout the world, and integrating geographically separate and dispersed organizations may be difficult. Specific integration challenges we will face include the following:

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

         WE COULD EXPERIENCE LOSSES AS A RESULT OF OUR STRATEGIC INVESTMENTS.

         If our strategic investments in other companies are not successful, we could incur losses. We have made and expect to continue to make minority investments in companies with businesses or technologies that we consider to be complementary to our business or technologies. These investments have generally been made by issuing shares of our common stock or, to a lesser extent, paying cash. Many of these investments are in companies whose operations are not yet sufficient to establish them as profitable concerns. Adverse changes in market conditions or poor operating results of underlying investments could result in our incurring losses or our being unable to recover the carrying value of our investments. For example, during fiscal 2001 and the first six months of fiscal 2002, we recognized impairment charges totaling $490 million and $359 million, respectively, associated principally with impairment of acquired assets but to a lesser extent with strategic investments. We will continue to monitor the value of these investments, and may have additional impairment charges in the future.

         OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED IF WE CANNOT COMPETE EFFECTIVELY AGAINST OTHER COMPANIES IN OUR MARKETS.

         The markets for our products are intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. We face competition from a number of sources in the markets for our infrastructure resource management, procurement, and e-business connectivity solutions. We face competition from numerous companies that offer products that compete with one or more of our products and services. With respect to our infrastructure management products, these competitors include software companies as well as information technology and system management companies, such as Applix, Blue Ocean, Computer Associates, Control Software (a division of CSI-Maximus), FrontRange, Hewlett-Packard, IBM, Intraware, Main Control, Microsoft, MRO Software (formerly Project Software and Development Inc.), Network Associates, Nortel, PeopleSoft, and Royal Blue Technologies. Our e-commerce enablement technology faces competition from providers of customer relationship portals, such as Aspect Communications; providers of catalog management solutions, such as Requisite Technology; providers of e-commerce enablement software such as webMethods; and providers of legacy e-commerce technology and services such as SBC Communications, through its acquisition of Sterling Commerce; and General Electric eXchange Solutions. In the markets for employee relationship management products, including procurement and e-procurement solutions, we face competition from established providers of business-to-business Internet commerce solutions such as Ariba and CommerceOne; established providers of enterprise resource planning software such as Oracle and SAP; and numerous start-up and other entrepreneurial companies offering products that provide one or more aspects of employee relationship management such as self-help service offerings or web-based knowledge management systems.

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

         In addition to the acquisitions of Harbinger and Remedy, we have made a number of acquisitions of businesses and technologies over the last four years, and we expect to continue to make acquisitions as part of our growth strategy. We are frequently in formal or informal discussions with potential acquisition candidates. Accordingly, we may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even though we announce an acquisition, we may not be able to complete it. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

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

         We expect our revenue growth rates and operating results to be adversely affected as customers require us to offer our products under a subscription-based application service provider model. Historically, we have sold our infrastructure management solutions on a perpetual license basis in exchange for an up-front license fee. Customers are increasingly attempting to reduce their up-front capital expenditures by purchasing software applications under a hosted subscription service model. Under the hosted model, the customer subscribes to use an application from the software provider. The application is generally hosted on a server managed by the software provider or a third-party hosting service. We expect that a substantial portion of future revenues generated by our business-to-business relationship management products will be realized under a subscription-based model. We also expect that an increasing portion of future revenues generated by our infrastructure resource management products may be represented by subscriptions.

         Under the subscription revenue model, we generally will recognize revenue and receive payment ratably over the term of a subscription. As a result, our rates of revenue growth under a subscription model may be less than our historical rates under a license model. In addition, the price of our services will be fixed at the time of entering into the subscription agreement. If we are unable to adequately predict the costs associated with maintaining and servicing a customer's subscription, then the periodic expenses associated with a subscription may exceed the revenues we recognize for the subscription in the same period, which would adversely affect our operating results.

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

         We have entered into agreements with a third party to provide a full complement of services that will enable us to outsource the delivery of Internet-based products to our customers. For example, our third-party service providers will manage the application servers, maintain communications equipment, manage the network data centers where our software and data will be stored, and provide client support. If we are unable to adequately deliver our Internet-based applications, we may lose customers or be unable to attract new customers, which would adversely affect our revenues.

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

         WE MAY BE UNABLE TO EXPAND OUR BUSINESS AND INCREASE OUR REVENUES IF WE ARE UNABLE TO EXPAND OUR DISTRIBUTION CHANNELS.

         If we are unable to expand our distribution channels effectively, our business, revenues and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, resellers, and other third party partners who market and sell our products. If we cannot establish these relationships, or if our business partners are unable to market our products effectively or provide cost-effective customer support and service, our revenues and operating results will be harmed. Even where we are successful in establishing a new third-party relationship, our agreement with the third party may not be exclusive and, as a result, our business partner may carry competing product lines.

         IF WE ARE UNABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, OUR BUSINESS, REVENUES, AND OPERATING RESULTS COULD BE HARMED.

         In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will be less than our management or market analysts anticipate, and our operating results will suffer. We have several international sales offices in Europe, as well as offices in Japan, Singapore, Australia, and elsewhere. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

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

         Our operations, and those of third parties on which we rely, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. A substantial portion of our operating activities and facilities, including our headquarters and principal administrative facilities, are located in the State of California. California is in the midst of an energy crisis that could interrupt our power supply or that of our third-party service providers and thereby disrupt our operations and increase our expenses. In the event of an acute power shortage, California has implemented, and may in the future continue to implement, rolling blackouts throughout the state. In the event these blackouts continue or increase in severity, they could disrupt the operations of one or more of our facilities. We currently maintain back-up generators of power in the event of a blackout. Although our current insurance provides some coverage for any damages we, but not our customers, may suffer as a result of any interruption in our power supply, it may prove insufficient to cover any damages we might incur. We are in the process of developing a plan to permit us to continue to operate critical functions based in California during a blackout. Despite these precautions, we may experience an interruption in our power supply. If blackouts or other forces interrupt our power supply we would be temporarily unable to continue operations at our facilities. Any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

         OUR OUTSTANDING INDEBTEDNESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, AND WE MAY INCUR SUBSTANTIALLY MORE DEBT.

         As of September 30, 2001, we had approximately $420 million of indebtedness outstanding, consisting principally of $270,000,000 in outstanding principal (including unamortized purchasers' discount) under our 5 1/2% convertible subordinated notes due 2007 and $150 million in short-term financing associated with the August 2001 Remedy acquisition. In October 2001, we replaced the short-term financing with a $150 million three-year revolving credit. Our indebtedness could adversely affect our results of operations and financial condition. For example, our results of operations will be adversely affected by approximately $15 million in annual interest expense associated with the Convertible Subordinated Notes, payable semi-annually. In addition, our indebtedness could:

         - increase our vulnerability to general adverse economic and industry conditions;

         -        limit our ability to obtain additional financing;

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

         - place us at a competitive disadvantage relative to our competitors with less debt.

         Our indebtedness will require the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow to fund our growth strategy, working capital, capital expenditures, and other general corporate purposes.

         We may incur substantial additional debt in the future, as the terms of our existing indebtedness do not, and future indebtedness may not, prohibit us from doing so. If new debt is added to our current levels, the related risks described above could intensify.

         WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE
OBLIGATIONS.

         We will be required to generate cash sufficient to pay all amounts due on our outstanding indebtedness and to conduct our business operations. We have incurred net losses, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make payments on our indebtedness. Our ability to meet our future debt service obligations will be dependent upon our future operating performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

         WE HAVE MADE SUBSTANTIAL CAPITAL COMMITMENTS THAT COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION IF OUR BUSINESS DOES NOT GROW.

         We have made substantial capital commitments as a result of recent growth in our business that could seriously harm our financial condition if our business does not grow and we do not have adequate resources to satisfy our obligations. In June 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space, including an option on approximately 118,000 square feet, for our headquarters in San Diego, California. This office space (including the option) relates to a five building campus in San Diego, California, of which four buildings are presently occupied. Our San Diego personnel occupy three of these buildings, and we sublease part of the fourth building. In June 2001, we exercised our option for the fifth and final building at the San Diego campus, which is scheduled to be completed in October 2002. Including the exercise of the option, the leases require minimum aggregate lease payments of approximately $201.2 million over their term, which is approximately twelve years. In Atlanta, we lease approximately 95,000 square feet of space, principally for our e-markets group, under a lease expiring in 2008. In the San Francisco Bay Area, we lease approximately 283,000 square feet of space under multiple leases expiring between 2003 and 2006. The capital commitments, construction oversight, and movement of personnel and facilities involved in a transaction of this type and magnitude present numerous risks, including:

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

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. We may issue shares of preferred stock pursuant to this prospectus. The board of directors can fix the price, rights, preference, privileges, and restrictions of this preferred stock without any further vote or action by our stockholders. The issuance of preferred stock allows us to have flexibility in connection with possible acquisitions and for other corporate purposes. The issuance of preferred stock, however, may delay or prevent a change of control transaction. As a result, the market price of our common stock and other rights of holders of our common stock may be adversely affected, including the loss of voting control to others.

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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 12.

PART II.                   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 2001, we issued 202,422 shares of our common stock (excluding 39,406 shares of our common stock issuable upon exercise of assumed options) in connection with the acquisition of all the outstanding shares of eRevenue, Inc., a Georgia corporation. The acquisition was effected pursuant to an Agreement and Plan of Reorganization. The shares of our common stock issued to former shareholders of eRevenue were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 set forth under Regulation D.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of the Stockholders of the Company was held on September 11, 2001 in San Diego, California. Barry M. Ariko, John J. Moores, Christopher A. Cole, Rod Dammeyer, Stephen P. Gardner, Matthew C. Gless, William
B. Richardson, William D. Savoy, Charlie E. Noell, III, and Thomas G. Watrous, Sr. were elected to the Board of Directors. In addition, the following item was voted upon and passed.

         (i) To ratify the Board's selection of Arthur Andersen as independent public accountants for the Company for the fiscal year ending March 31, 2002.

                Votes For               Votes Against          Abstentions
          ---------------------    ---------------------   ---------------------
               141,147,375                4,957,435               53,093



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                      Exhibit       Exhibit Title
                      -------      ---------------
                      10.44        Revolving Credit Agreement dated as of
                                   October 29, 2001 among Peregrine Systems,
                                   Inc., Fleet National Bank, and certain other lenders.


b)       Reports on Form 8-K:

                  On September 10, 2001, we filed a Current Report on Form 8-K in connection with our acquisition of Remedy Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 13th day of November, 2001.


                                       PEREGRINE SYSTEMS, INC.


                                       By:    /s/ Matthew C. Gless
                                           ----------------------------
                                                 Matthew C. Gless
                                           EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

     Exhibit        Exhibit Title
     -------       ---------------
      10.44        Revolving Credit Agreement dated as of October 29, 2001 among
                   Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.