Form 10-Q
period 2001-12-31
PEREGRINE SYSTEMS INC
filed 2002-02-14
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

/x/	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

/ /	Transition report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

COMMISSION FILE NUMBER: 000-22209

PEREGRINE SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-3773312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3611 Valley Centre Drive
San Diego, California 92130
(Address of principal executive offices, including zip code)

(858) 481-5000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes /x/    No / /

        The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 2001, was 192,308,453.

PEREGRINE SYSTEMS, INC.

TABLE OF CONTENTS

ii

PART I
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2001	March 31, 2001
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$180,558	$286,658
Short-term investments	28,836	—
Accounts receivable, net of allowance for doubtful accounts of $14,784 and $11,511, respectively	190,096	180,372
Other current assets	77,326	57,044

Total current assets	476,816	524,074
Property and equipment, net of accumulated depreciation of $75,234 and $45,699, respectively	105,845	82,717
Goodwill, net of accumulated amortization of $533,924 and $334,178, respectively	1,417,199	1,192,855
Other intangible assets, investments and other, net of accumulated amortization of $52,227 and $24,015, respectively	348,170	204,120

	$2,348,030	$2,003,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,216	$36,024
Accrued expenses	202,628	200,886
Current portion of deferred revenue	126,875	86,653
Current portion of long-term debt	2,361	1,731
Revolving line of credit	100,000	—

Total current liabilities	457,080	325,294
Deferred revenue, net of current portion	16,111	8,299
Other long-term liabilities	10,096	17,197
Long-term debt, net of current portion	4,035	884
Convertible subordinated notes	263,196	262,327

Total liabilities	750,518	614,001

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 192,308 and 160,359 shares issued and outstanding, respectively	192	160
Additional paid-in capital	3,235,859	2,342,235
Accumulated deficit	(1,595,062)	(917,104)
Unearned portion of deferred compensation	(28,027)	(22,151)
Cumulative translation adjustment	(5,107)	(3,950)
Treasury stock, 492,677 and 414,154 shares held at cost, respectively	(10,343)	(9,425)

Total stockholders' equity	1,597,512	1,389,765

	$2,348,030	$2,003,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Revenues:
Licenses	$75,145	$99,543	$263,221	$249,380
Services	100,010	57,064	258,984	144,266

Total revenues	175,155	156,607	522,205	393,646

Costs and Expenses:
Cost of licenses	861	435	3,063	1,445
Cost of services	50,458	30,211	129,968	77,779
Amortization of purchased technology	7,669	3,321	18,305	7,862
Sales and marketing	83,575	60,362	222,711	150,326
Research and development	39,808	19,138	93,482	50,450
General and administrative	20,299	13,001	49,375	34,923
Acquisition costs and other	64,536	103,090	671,481	306,886

Total costs and expenses	267,206	229,558	1,188,385	629,671

Loss from operations before interest (net) and income tax benefit (expense)	(92,051)	(72,951)	(666,180)	(236,025)
Interest income (expense), net	(3,823)	224	(6,209)	307

Loss before income tax benefit (expense)	(95,874)	(72,727)	(672,389)	(235,718)
Income tax benefit (expense)	7,574	(11,114)	(5,568)	(26,078)

Net loss	$(88,300)	$(83,841)	$(677,957)	$(261,796)

Net loss per share—basic and diluted:
Net loss per share	$(0.46)	$(0.58)	$(3.90)	$(1.95)

Shares used in computation	191,801	145,590	173,964	134,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(677,957)	$(261,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, acquisition costs and other	719,320	331,288
Increase (decrease) in cash resulting from changes in:
Accounts receivable	9,332	(63,749)
Other current assets	(15,134)	(18,876)
Other assets	(18,591)	(10,958)
Accounts payable and other liabilities	(19,709)	5,488
Accrued expenses	(98,582)	(19,009)
Deferred revenue	(2,236)	11,165

Net cash used in operating activities	(103,557)	(26,447)

Cash flows from investing activities:
Acquisitions and investments, net of cash acquired	(96,272)	11,265
Purchases of property and equipment	(34,190)	(37,502)

Net cash used in investing activities	(130,462)	(26,237)

Cash flows from financing activities:
Issuance of note receivable	—	(1,000)
Issuance of long-term debt, net	103,781	260,569
Issuance of common stock	26,213	14,047
Treasury stock purchased	(918)	(5,619)

Net cash provided by financing activities	129,076	267,997

Effect of exchange rate changes on cash and cash equivalents	(1,157)	47

Net increase (decrease) in cash and cash equivalents	(106,100)	215,360
Cash and cash equivalents, beginning of period	286,658	33,511

Cash and cash equivalents, end of period	$180,558	$248,871

Cash paid during the period for:
Interest	$14,880	$364
Income taxes	$4,187	$1,547
Supplemental Disclosure of Noncash Investing Activities:
Stock issued and other noncash consideration for acquisitions and investments	$877,090	$1,601,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

        The accompanying condensed consolidated balance sheet as of December 31, 2001, condensed consolidated statements of operations for the three and nine month periods ended December 31, 2001 and 2000, and condensed consolidated statements of cash flows for the nine month periods ended December 31, 2001 and 2000, have been prepared by Peregrine Systems, Inc. (unless otherwise noted, "Peregrine Systems," "we," "PSI," "us," or "our" refers to Peregrine Systems, Inc.) and have not been audited. These condensed consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the year ended March 31, 2001, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period. The condensed consolidated financial statements include the accounts of PSI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to current year presentation.

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

        Revenues from direct and indirect license agreements are recognized, provided that all of the following conditions are met: a noncancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and no other significant vendor obligations exist. We may grant payment terms of more than one year. Typically this is only done in limited circumstances where the contract is with customers having a proven credit history; when appropriate we discount the related receivable at the applicable market interest rate as a reduction of revenue. Revenues from maintenance services that are sold separately from license revenue are recognized ratably over the term of the support period, generally one year. Maintenance revenues that are bundled with license agreements are unbundled using vendor specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed. Transaction and subscription fees are recognized monthly as services are provided.

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

Note 3. Computation of Net Loss Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of our equity and debt securities. For the three and nine month periods ended December 31, 2001 and 2000, the diluted loss per share calculation excludes the effect of certain equity and debt securities as inclusion would be anti-dilutive.

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

	Pro Forma Results For the Nine Month Periods Ended December 31,
	2001	2000
	(in thousands, except per share data) (unaudited)
Revenues	$615,722	$653,626
Net loss	$(692,941)	$(296,861)
Basic and diluted net loss per share	$(3.64)	$(1.74)

Acquisition-related Liabilities

        With respect to acquisition-related liabilities at December 31, 2001, we have both approved and preliminary plans of integration and consolidation. These plans include the steps we believe will be necessary within the next twelve months to integrate the operations of these acquisitions. The plans provide for the consolidation of duplicate facilities and infrastructure assets and the elimination of duplicate efforts and positions within the combined company. In connection with these integration and consolidation plans, we have accrued for acquisition-related costs comprised principally of the following components as of December 31, 2001 (in thousands):

Acquisition-related Liabilities
Advisory fees	$1,010
Employee severance and relocation	19,290
Duplicate facilities, equipment and efforts	9,150
Other merger related costs	18,220

$47,670

        This accrual represents our best estimate, based on information available as of December 31, 2001, of the identifiable and quantifiable charges that we may incur as a result of these integration and consolidation plans. However, these estimates may change. Any changes in the estimates during the twelve month period following the acquisition will increase or decrease goodwill as appropriate. We believe substantially all of the above costs will be paid for within twelve months.

        The following represents a detail, by acquisition, of our acquisition-related liabilities (in thousands):

	March 31, 2000	Additions	Uses	March 31, 2001	Additions	Uses		December 31, 2001
F.Print	$2,500	$—	$(2,500)	$—	$—	$—		$—
Knowlix	1,100	—	(1,100)	—	—	—		—
Telco	11,500	—	(7,500)	4,000	—	(4,000)		—
Harbinger	—	73,600	(39,850)	33,750	—	(30,000	)(1)	3,750
Loran	—	8,500	(500)	8,000	—	(2,000)		6,000
Tivoli	—	13,500	(3,500)	10,000	—	(5,000)		5,000
Extricity	—	18,000	—	18,000	—	(12,000)		6,000
Remedy	—	—	—	—	79,570	(52,650)		26,920

	$15,100	$113,600	$(54,950)	$73,750	$79,570	$(105,650)		$47,670

(1)
Included is an $18 million reversal against goodwill.

        In addition to the costs included in the accrual for our integration and consolidation plans, we will incur other incremental costs as a direct result of our efforts. These costs will be accounted for as incurred in future periods. To the extent these costs become significant they could have a material adverse effect on our future operating results.

Note 5. Revolving Line of Credit

        In August 2001, we entered into a $150 million short-term bridge facility with a syndicate of financial institutions. In October 2001, we replaced this facility with a $150 million three-year revolving line of credit facility, also with a syndicate of financial institutions. This facility is secured by a pledge of certain tangible and intellectual property assets and interests in the outstanding capital stock of some of our domestic and foreign subsidiaries. The terms of the revolving line of credit facility include covenants that require us to attain certain financial criteria. Based upon our financial results reported as of December 31, 2001, we determined that we did not comply with some of these covenants. In February 2002, we entered into an amendment to the revolving line of credit facility that suspends certain of our financial covenants through March 31, 2002, imposes additional other financial covenants, and waives the covenant non-compliance existing as of December 31, 2001.

        In February 2002, all amounts outstanding under the revolving line of credit facility were repaid, with the exception of outstanding letters of credit under the facility of approximately $18.6 million. The changes to the facility may limit our current ability to make further borrowings. We may not be able to satisfy the new financial covenants or we may decide to terminate the facility if we conclude that the terms of the facility, as amended, are not favorable from a business perspective.

Note 6. Comprehensive Loss

        Total comprehensive loss is determined as follows:

	For the Three Month Periods Ended December 31,		For the Nine Month Periods Ended December 31,
	2001	2000	2001	2000
Net loss	$(88,300)	$(83,841)	$(677,957)	$(261,796)
Net unrealized gain on investments	254	—	2	—
Foreign currency translation adjustment	(2,407)	104	(1,159)	47

Total comprehensive loss	$(90,453)	$(83,737)	$(679,114)	$(261,749)

Note 7. Segment and Geographic Operations

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") requires disclosure of segment information in a manner consistent with the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Prior to the acquisition of Harbinger in June 2000, we operated exclusively in the infrastructure management industry. Effective April 2001 through September 2001, we operated in four segments that met the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. These reportable segments were the infrastructure management group, the e-markets group, the integrated solutions group, and the shared-services group. Effective October 2001, we reorganized into three distinct business groups designed to restructure our business with a functional, rather than product, orientation. These groups are the customer relationships group, the solutions group, and the shared services group. Transactions between the reportable segments were made at terms which approximated arms length transactions and were in accordance with accounting principles generally accepted in the United States. There were no significant differences between the measurement of the reportable segment's profits and losses disclosed below and the measurement of profits and losses in our consolidated statements of operations. Certain management allocations were made between these segments. Prior periods have not been presented, as it would be impracticable to do so. The segment information for the three and nine month periods ended December 31, 2001, respectively, inclusive of management allocations, is as follows (in thousands):

	Customer Relationships Group	Solutions Group	Shared Services Group	Consolidated
Three month period ended December 31, 2001:
Revenues	$175,155	$—	$—	$175,155
Loss before income tax benefit	$(21,222)	$(50,530)	$(24,122)	$(95,874)
Nine month period ended December 31, 2001:
Revenues	$522,205	$—	$—	$522,205
Loss before income tax expense	$(483,604)	$(133,201)	$(55,584)	$(672,389)

        A summary of our operations by geographic area is as follows (in thousands):

	North America	EMEA	APLA	Consolidated
Three month periods ended:
December 31, 2001:
Revenues	$120,529	$46,674	$7,952	$175,155
December 31, 2000:
Revenues	$103,785	$49,684	$3,138	$156,607
Nine month periods ended:
December 31, 2001:
Revenues	$366,060	$136,204	$19,941	$522,205
December 31, 2000:
Revenues	$263,398	$122,408	$7,840	$393,646

Note 8. Recent Accounting Pronouncements

        During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, and requires periodic evaluations of impairment of goodwill and intangible balances. SFAS No. 142 will be adopted April 1, 2002. The impacts of the adoption of SFAS No. 141 and SFAS No. 142 are still being assessed, but amongst the immediate impacts is that goodwill and certain other intangible assets acquired on or after July 1, 2001 will no longer be amortized to income in the consolidated statements of operations. Furthermore, upon adoption, goodwill and certain other intangible assets acquired before July 1, 2001 will no longer be amortized to income in the consolidated statements of operations.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses the timing of the liability recognition, the initial measurement of the liability, the allocation of asset retirement cost to expense, the subsequent measurement of the liability, and the financial statement disclosures for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain lessee obligations. SFAS No. 143 will be adopted April 1, 2003. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") and the accounting and reporting provision of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 will be adopted April 1, 2002. The provisions of SFAS No. 144 are generally to be applied prospectively. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

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

        Until October 2001, we were organized into distinct business units based on the products and services we offered. One unit focused on sales and marketing of our infrastructure management solutions, while another focused on our e-markets solutions. A third group, referred to as our integrated solutions group, focused on integrating our sales efforts for both our product families to large enterprise customers.

        In October 2001, we announced that we would integrate these divisions and restructure our business with a functional, rather than product, orientation. Through this organization, we combined our product development teams and sales forces, which were previously focused on specific product lines, in an effort to improve operational efficiencies and cross-sell our products. Our separate infrastructure management and e-markets sales forces were combined into a new customer relationships group, responsible for customer sales and service. The customer relationships group also manages our strategic relationships with alliance partners and other distributors. The infrastructure management and e-markets product development groups were combined into one solutions group, responsible for all our product development and marketing activities.

        We also announced in October 2001 the introduction of Xanadu, an information technology asset management appliance. Xanadu is targeted at small to medium-sized enterprises and offers asset discovery and tracking, employee self-service, and help desk functionality. Xanadu is a component of the customer relationships group.

Results of Operations

        The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues:

	Three Month Periods Ended December 31,		Nine Month Periods Ended December 31,
	2001	2000	2001	2000
Statements of Operations Data:
Revenues:
Licenses	42.9%	63.6%	50.4%	63.4%
Services	57.1	36.4	49.6	36.6

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of licenses	0.5	0.3	0.6	0.4
Cost of services	28.8	19.3	24.9	19.8
Amortization of purchased technology	4.4	2.1	3.5	2.0
Sales and marketing	47.7	38.5	42.6	38.2
Research and development	22.7	12.2	17.9	12.8
General and administrative	11.6	8.3	9.5	8.9
Acquisition costs and other	36.8	65.8	128.6	77.9

Total costs and expenses	152.5	146.5	227.6	160.0

Loss from operations before interest (net) and income tax benefit (expense)	(52.5)	(46.5)	(127.6)	(60.0)
Interest income (expense), net	(2.2)	0.1	(1.2)	0.1

Loss before income tax benefit (expense)	(54.7)	(46.4)	(128.8)	(59.9)
Income tax benefit (expense)	4.3	(7.1)	(1.0)	(6.6)

Net loss	(50.4)%	(53.5)%	(129.8)%	(66.5)%

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

Revenues

        Revenues.    Total revenues were $175.2 million and $156.6 million for the three months ended December 31, 2001 and 2000, respectively, representing a period-to-period increase of 12%. The reasons for the revenue increase are more fully discussed below.

        Licenses.    License revenues were $75.1 million and $99.5 million for the three months ended December 31, 2001 and 2000, respectively, representing 43% and 64% of total revenues in the respective periods. License revenues as a percentage of total revenues decreased as our services revenues increased due to lower than anticipated license revenues and increased services revenues attributable to a larger installed customer base resulting from our fiscal 2001 and fiscal 2002 acquisitions. Our license revenues were adversely affected in the three months ended September 30, 2001 and December 31, 2001 by continuing economic weakness, particularly continuing unwillingness by our large enterprise customers to make substantial new technology investments. In addition, during the three months ended December 31, 2001, revenues generated in EMEA declined substantially. We have reorganized our sales and operations in EMEA, but cannot predict when, or to what extent, our sales will improve. International sales had accounted for an increasing percentage of our total sales in recent periods.

        We believe license revenues will fluctuate from period-to-period in absolute dollars and as a percentage of total revenues. In recent periods, our revenues and revenue growth rates have continued to be dependent on our ability to complete one or more particularly large license transactions with our major enterprise customers. We expect that future periods' revenue will continue to be dependent on large transaction sizes from a limited number of customers.

        Our products are distributed through our direct sales organization, indirect sales channels, and alliance partners, including value added resellers and systems integrators. We believe that our alliance partners are particularly important in influencing the purchase decisions of our largest enterprise customers. We have substantially less ability to manage our sales through indirect channels and less visibility about our alliance partners' success in selling the products that they have purchased from us. To the extent indirect sales continue to increase as a percentage of total revenues, we could experience unforeseen variability in our future revenues and operating results if our alliance partners are unable to sell our products.

        Services.    Services revenues consist of support, consulting, and training services. Services revenues were $100.0 million and $57.1 million for the three months ended December 31, 2001 and 2000, respectively, representing 57% and 36% of total revenues in the respective periods. The increases are primarily attributable to expansion due to the acquisitions we made during fiscal 2001 and fiscal 2002. While services revenues are increasing in absolute dollars, we expect services revenues to fluctuate as a percentage of total revenues, given the variability of license revenues.

Costs and Expenses

        Cost of Licenses.    Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, and production. Cost of licenses was $0.9 million and $0.4 million for the three months ended December 31, 2001 and 2000, respectively, each representing less than 1% of total revenues in the respective periods. These costs are expected to remain consistent as a percentage of total revenues.

        Cost of Services.    Cost of services primarily consists of personnel-related costs and facilities and systems costs used in providing support, consulting, and training services. Cost of services was $50.5 million and $30.2 million for the three months ended December 31, 2001 and 2000, respectively, representing 29% and 19% of total revenues in the respective periods. The dollar increases are primarily attributable to the acquisitions we made during fiscal 2001 and fiscal 2002. Cost of services as a percentage of total revenues increased principally because services revenues grew at a faster rate than license revenues.

        Amortization of Purchased Technology.    Amortization of purchased technology was $7.7 million and $3.3 million for the three months ended December 31, 2001 and 2000, respectively, representing 4% and 2% of total revenues in the respective periods. This increase is due to the amortization of purchased technology acquired in acquisitions we made during fiscal 2001 and fiscal 2002.

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel-related costs, facilities and systems costs, advertising costs, and travel and entertainment costs. Sales and marketing expenses were $83.6 million and $60.4 million for the three months ended December 31, 2001 and 2000, respectively, representing 48% and 39% of total revenues in the respective periods. The dollar increases are primarily attributable to the significant expansion of both the North American and international sales and marketing forces due to the acquisitions we made during fiscal 2001 and fiscal 2002. Sales and marketing as a percentage of total revenues increased principally because license revenues were less than originally anticipated. If we continue to experience a decrease in sales force productivity or for any other reason a decline in revenues, it is likely that our operating margins will decline as well.

        Research and Development.    Research and development expenses primarily consist of personnel-related costs and facilities and systems costs. Research and development expenses were $39.8 million and $19.1 million for the three months ended December 31, 2001 and 2000, respectively, representing 23% and 12% of total revenues in the respective periods. The dollar increases in research and development are primarily attributable to an increase in the number of personnel conducting research and development associated with new product initiatives, and the integration of applications acquired during fiscal 2001 and fiscal 2002. Research and development as a percentage of total revenues increased principally because license revenues were less than originally anticipated.

        General and Administrative.    General and administrative expenses primarily consist of employee salaries and overhead for administrative personnel. General and administrative expenses were $20.3 million and $13.0 million for the three months ended December 31, 2001 and 2000, respectively, representing 12% and 8% of total revenues in the respective periods. The dollar increases in general and administrative expenses are primarily attributable to an increase in the number of personnel to support our growth, due to the acquisitions we made during fiscal 2001 and fiscal 2002. The increase in general and administrative expenses as a percentage of total revenues reflects lower than anticipated license revenues.

        Acquisition Costs and Other.    Acquisition costs and other consist principally of amortization of intangibles, acquired in-process research and development costs and other items. Acquisition costs and other were $64.5 million and $103.1 million for the three months ended December 31, 2001 and 2000, respectively, representing 37% and 66% of total revenues in the respective periods. The decreases are primarily attributable to acquired in-process research and development costs and other acquisition related items recognized in the third quarter of fiscal 2001 associated with the acquisitions of the Tivoli Service Desk Suite of products and Loran Network Holding Corporation, Inc.

        Income Tax Benefit (Expense)    We recorded an income tax benefit of $7.6 million for the three months ended December 31, 2001, and an income tax expense of $11.1 million for the three months ended December 31, 2000. The income tax benefit for the three months ended December 31, 2001 is due to a net taxable loss during the quarter. Excluding the effect of acquisition costs and other, our effective tax rate was 33.0% for the three months ended December 31, 2000. For the three months ended December 31, 2001, we recognized a tax benefit. However, the effective tax rate on a year-to-date basis has remained consistent at 32%. Income tax expense is expected to remain consistent as a percentage of operating revenues.

COMPARISON OF NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

Revenues

        Revenues.    Total revenues were $522.2 million and $393.6 million for the nine months ended December 31, 2001 and 2000, respectively, representing a period-to-period increase of 33%. The reasons for the revenue increase are more fully discussed below.

        Licenses.    License revenues were $263.2 million and $249.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing 50% and 63% of total revenues in the respective periods. License revenues increased 6% for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000. The dollar increases are primarily due to a larger installed customer base resulting from our fiscal 2001 and fiscal 2002 acquisitions, offset by relatively weaker demand in the third quarter of fiscal 2002. This relative weakness, discussed above in the comparison of our three months ended December 31, 2001 and 2000, was principally responsible for the decrease in license revenues as a percentage of total revenues.

        Services.    Services revenues consist of support, consulting, and training services. Services revenues were $259.0 million and $144.3 million for the nine months ended December 31, 2001 and 2000, respectively, representing 50% and 37% of total revenues in the respective periods. The increases are primarily attributable to the support, consulting, and training services related to acquisitions we made during fiscal 2001 and fiscal 2002.

Costs and Expenses

        Cost of Licenses.    Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, and production. Cost of licenses was $3.1 million and $1.4 million for the nine months ended December 31, 2001 and 2000, respectively, each representing less than 1% of total revenues in the respective periods. These costs are expected to remain consistent as a percentage of total revenues.

        Cost of Services.    Cost of services primarily consists of personnel-related costs and facilities and systems costs used in providing support, consulting, and training services. Cost of services was $130.0 million and $77.8 million for the nine months ended December 31, 2001 and 2000, respectively, representing 25% and 20% of total revenues in the respective periods. The dollar increases are primarily attributable to the acquisitions we made during fiscal 2001 and fiscal 2002. Cost of services as a percentage of total revenues increased principally because services revenues grew at a faster rate than license revenues, particularly during the third quarter of fiscal 2002.

        Amortization of Purchased Technology.    Amortization of purchased technology was $18.3 million and $7.9 million for the nine months ended December 31, 2001 and 2000, respectively, representing 4% and 2% of total revenues in the respective periods. This increase is due to the amortization of purchased technology acquired in acquisitions we made during fiscal 2001 and fiscal 2002.

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel-related costs, facilities and systems costs, advertising costs, and travel and entertainment costs. Sales and marketing expenses were $222.7 million and $150.3 million for the nine months ended December 31, 2001 and 2000, respectively, representing 43% and 38% of total revenues in the respective periods. The dollar increases are primarily attributable to the significant expansion of both the North American and international sales and marketing forces due to the acquisitions we made during fiscal 2001 and fiscal 2002. Sales and marketing as a percentage of total revenues increased, principally because license revenues were less than originally anticipated.

        Research and Development.    Research and development expenses primarily consist of personnel-related costs and facilities and systems costs. Research and development expenses were $93.5 million and $50.5 million for the nine months ended December 31, 2001 and 2000, respectively, representing 18% and 13% of total revenues in the respective periods. The dollar increases in research and development are primarily attributable to an increase in the number of personnel conducting research and development associated with new product initiatives, and the integration of applications acquired during fiscal 2001 and fiscal 2002. The increase in research and development expenses as a percentage of total revenues reflects lower than anticipated license revenues.

        General and Administrative.    General and administrative expenses primarily consist of employee salaries and overhead for administrative personnel. General and administrative expenses were $49.4 million and $34.9 million for the nine months ended December 31, 2001 and 2000, respectively, representing 10% and 9% of total revenues in the respective periods. The dollar increases in general and administrative expenses are primarily attributable to an increase in the number of personnel to support our growth, due to the acquisitions we made during fiscal 2001 and fiscal 2002.

        Acquisition Costs and Other.    Acquisition costs and other consist principally of amortization of intangibles, acquired in-process research and development costs and other items. Acquisition costs and other were $671.5 million and $306.9 million for the nine months ended December 31, 2001 and 2000, respectively, representing 129% and 78% of total revenues in the respective periods. The increases are primarily attributable to a charge associated with impaired intangibles, investments and other assets written off in the second quarter of fiscal 2002.

        Income Tax Expense.    Income tax expense was $5.6 million and $26.1 million for the nine months ended December 31, 2001 and 2000, respectively. This decrease in absolute dollars is attributable to a decrease in taxable income. Excluding the effect on net income of acquisition costs and other, our effective tax rates were 32.0% and 33.0% for the nine months ended December 31, 2001 and 2000, respectively. Income tax expense is expected to remain consistent as a percentage of operating revenues.

Liquidity and Capital Resources

        On December 31, 2001, we had cash, cash equivalents, and short-term investments totalling $109.4 million, net of $100.0 million in principal then outstanding under our revolving line of credit, discussed further below. Short-term investments on December 31, 2001 consisted primarily of investment-grade corporate bonds, municipal bonds, and commercial paper.

        In August 2001, we entered into a $150 million short-term bridge facility with a syndicate of financial institutions. In October 2001, we replaced this facility with a $150 million three-year revolving line of credit facility, also with a syndicate of financial institutions. This facility is secured by a pledge of certain tangible and intellectual property assets and interests in the outstanding capital stock of some of our domestic and foreign subsidiaries. The terms of the revolving line of credit facility include covenants that require us to attain certain financial criteria. Based upon our financial results reported as of December 31, 2001, we determined that we did not comply with some of these covenants. In February 2002, we entered into an amendment to the revolving line of credit facility that suspends certain of our financial covenants through March 31, 2002, imposes additional other financial covenants, and waives the covenant non-compliance existing as of December 31, 2001.

        In February 2002, all amounts outstanding under the revolving line of credit facility were repaid, with the exception of outstanding letters of credit under the facility of approximately $18.6 million. The changes to the facility may limit our current ability to make further borrowings. We may not be able to satisfy the new financial covenants or we may decide to terminate the facility if we conclude that the terms of the facility, as amended, are not favorable from a business perspective.

        We currently expect our available cash, cash equivalents, and short-term investments, together with cash currently anticipated to be generated from business operations, to be sufficient to satisfy our forseeable working capital requirements. Our ability to generate cash from operations is subject to substantial risks described below under the caption "Factors that may effect our business, financial condition, and future operating results." We encourage you to review these risks carefully. If we are unable to generate sufficient cash from our operations, it would have a material adverse effect on our business and financial condition.

        We may consider additional sources of financing in the future, which may take the form of issuances of our common or preferred stock, or the issuance of debt securities, including debt securities convertible into shares of our capital stock. In November 2001, we filed a registration statement with the Securities and Exchange Commission ("SEC") allowing us to issue up to $250 million of our equity and/or debt securities. The SEC has declared the registration statement effective, and we may from time to time issue securities under it. If we require additional financing, however, it may not be available to us or may not be available on commercially reasonable terms. The issuance of additional equity securities, including securities convertible into our equity securities, would dilute the interests of our existing stockholders. Issuance of additional debt securities, if sources of debt financing were available, could impair our financial condition as we become increasingly leveraged, and interest payments could have an adverse effect on our results of operations. We currently have outstanding approximately $270 million in aggregate principal amount of our 5 1/2% Convertible Subordinated Notes dues 2007. These notes provide for annual aggregate interest payments of $14,850,000, payable semi-annually in arrears.

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

        In the fall of 2000, the technology driven Nasdaq Stock Market began a steep decline in stock prices, particularly in the e-commerce sectors. In early 2001 it became apparent to us that the downturn was other than temporary. In addition, it became apparent that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001. Accordingly, during fiscal 2001 we determined a SFAS No. 121 triggering event had occurred related to certain of our tangible and intangible assets. At that time, we wrote-off impaired intangibles, investments, and other assets related primarily to an acquisition made in what was then our e-markets group and investments made in what used to be our infrastructure management group. The macroeconomic environment not only remained weak throughout our major markets, but also was further intensified by the events of September 11. Thus, during the second quarter of fiscal 2002, we determined another SFAS No. 121 triggering event had occurred related to certain of our tangible and intangible assets and we took an additional write-off. We will continue to monitor the value of such assets in the future and may have future such impairment charges.

Recent Accounting Pronouncements

        During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, and requires periodic evaluations of impairment of goodwill and intangible balances. SFAS No. 142 will be adopted

April 1, 2002. The impacts of the adoption of SFAS No. 141 and SFAS No. 142 are still being assessed, but amongst the immediate impacts is that goodwill and certain other intangible assets acquired on or after July 1, 2001 will no longer be amortized to income in the consolidated statements of operations. Furthermore, upon adoption, goodwill and certain other intangible assets acquired before July 1, 2001 will no longer be amortized to income in the consolidated statements of operations.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses the timing of the liability recognition, the initial measurement of the liability, the allocation of asset retirement cost to expense, the subsequent measurement of the liability, and the financial statement disclosures for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain lessee obligations. SFAS No. 143 will be adopted April 1, 2003. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") and the accounting and reporting provision of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 will be adopted April 1, 2002. The provisions of SFAS No. 144 are generally to be applied prospectively. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

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

        We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Through December 31, 2001, we had recorded cumulative net losses of approximately $1.6 billion, principally as a result of acquisition costs related to acquisitions completed since late 1997. We have incurred, and expect to continue to incur, substantial expenses associated with acquisition related costs. The amortization of certain of our intangible assets will result in our continuing to incur net losses for the foreseeable future, which could lead to a dramatic decline in our stock price. In addition, as a result of continued economic weakness and a decline in revenues generated in EMEA, during the three month period ended December 31, 2001 we incurred a substantial operating loss.

        Our revenues are not predictable and vary significantly from quarter-to-quarter for numerous reasons beyond our control. Quarter-to-quarter variations could result in a substantial decrease in our stock price if our revenues or operating results are less than market analysts anticipate.

        Our revenues or operating results in a given quarter could be substantially less than anticipated by market analysts, which could result in a substantial decline in our stock price. For example, our stock price fell after our January 2, 2002 announcement that our revenues for the three months ended December 31, 2001 would be less than market analysts anticipated. In addition, quarter-to-quarter variations, such as those recently experienced, could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control, including those described in this section. As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. In addition, we do not believe historical revenue growth rates are sustainable in the future or indicative of future growth rates. If our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed, which could lead to a dramatic decline in our stock price.

        Our revenue growth is increasingly dependent on a small number of large license transactions.

        Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter. For example, our inability to complete several large license transactions before quarter-end contributed to our lower than anticipated license revenues during the second and third quarters of fiscal 2002.

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

        Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline. Many analysts predict that the substantial reductions in information technology capital investment that we experienced in 2001 could continue through 2002. Moreover, many software companies, including Peregrine, have experienced increasing reluctance by customers to make substantial investments in new technologies. In our second and third quarters of fiscal 2002, economic and political uncertainty resulted in even greater reluctance by customers to make large investments in our products. To the extent these trends continue, we expect our quarterly revenues and operating results could be adversely affected.

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

        Changes in our product mix could adversely affect our operating results because some products provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance and services. Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and could adversely affect our operating results. Our operating margins were adversely affected by the shortfall in license revenues that occurred in our second and third quarters of fiscal 2002, and we would expect a continued adverse effect on our margins if our license revenues continue to fall short of current expectations.

        Our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance or subscription agreements, or a substantial failure to renew these contracts, would reduce our revenues and impact our operating results. Other factors, including indirect factors resulting from the macroeconomic climate, could also have an adverse effect on our operating results in a given quarter or over several quarterly periods. For example, in the current economic environment, we have experienced increased demand from some customers for customer financing, including loan financing, and leasing solutions. We expect this demand for customer financing to continue, and we have engaged in customer financing where we believe it is a competitive factor in obtaining business. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing related credit risk. We have experienced losses due to customers' failing to meet their obligations. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. The Company may at times market certain client receivable balances without recourse.

        The long sales cycle for our products may cause substantial fluctuations in our revenues and operating results.

        Delays in customer orders could result in our revenues being substantially below the expectations of market analysts. Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings would be substantially reduced, and we could experience a large loss. The sales cycle for our products typically takes four to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may be extended beyond four to nine months due to factors over which we have little or no control, including the size of the transaction and the level of competition we encounter. Until the second quarter of fiscal 2002, the average size of our license transactions had been increasing as we generated an increasing percentage of our revenues from a limited number of large, enterprise customers. Our average license size decreased in the second and third quarters of fiscal 2002, however, because we were unable to complete several large transactions and also because Remedy's average transaction size has historically been smaller than Peregrine's. Nevertheless, we expect our dependence on large transactions to continue, which could have the effect of further extending our sales cycle. During our sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.

        Our new product introductions may not be successful in increasing our revenues, and new product introductions by our competitors could adversely affect our revenues and operating results.

        If our new product introductions are not successful, our revenues, revenue growth rates, and operating results could be adversely affected, particularly if we invest substantial resources in the development and marketing of new products that do not generate sufficient offsetting revenue. In October 2001, we announced the development of Xanadu, an information technology asset management appliance. Xanadu will be targeted at small to medium-sized enterprises and will offer asset discovery and tracking, employee self-service, and help desk functionality. We will provide the software for Xanadu, which will be installed on network servers, primarily marketed and sold by our distribution partners. As a result, our success in selling and marketing Xanadu will depend largely on the efforts of distribution partners over whom we have little or no control. The market for Xanadu is currently unproven, and we cannot predict whether it will gain market acceptance or generate material revenues. In the meantime, we are investing substantial resources in this new product line.

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

        Seasonality in our business could result in our revenues in a given period being less than market estimates. Seasonality could also result in quarter-to-quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our third quarter have tended to benefit, relative to our first and second quarters, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Our first and second quarters tend to be our weakest. Revenues and operating results in the fourth quarter have tended to benefit from the efforts of our sales force to meet fiscal year-end sales quotas. Notwithstanding these seasonal factors, other factors, including those identified in this section, could still result in reduced revenues or operating results in our third and fourth quarters. Historical patterns may change over time, particularly as our operations become larger and the sources of our revenue change or become more diverse. For example, our international operations have expanded significantly in recent years. We may experience variability in demand associated with seasonal buying patterns in these foreign markets.

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

        Any integration problems we experience could divert our management's attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. Integrating our business with Remedy's business will be complex, time-consuming, and expensive. The merger may disrupt both companies' businesses if not completed in a timely and efficient manner. Peregrine and Remedy are both global companies with substantial operations throughout the world, and integrating geographically separate and dispersed organizations may be difficult. Specific integration challenges we face include the following:

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

        If our strategic investments in other companies are not successful, we could incur losses. We have made and expect to continue to make minority investments in companies with businesses or technologies that we consider to be complementary to our business or technologies. These investments have generally been made by issuing shares of our common stock or, to a lesser extent, paying cash. Many of these investments are in companies whose operations are not yet sufficient to establish them as profitable concerns. Adverse changes in market conditions or poor operating results of underlying investments could result in our incurring losses or our being unable to recover the carrying value of our investments. For example, during fiscal 2001 and fiscal 2002, we recognized impairment charges associated principally with impairment of acquired assets but to a lesser extent with strategic investments. We will continue to monitor the value of these investments, and may have additional impairment charges in the future.

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

        In addition to the acquisitions of Harbinger and Remedy, we have made a number of acquisitions of businesses and technologies over the last four years, and we may continue to make acquisitions as part of our growth strategy. We are frequently in formal or informal discussions with potential acquisition candidates. Accordingly, we may in the future make acquisitions of, or large investments in, businesses that offer products, services, and technologies that we believe would complement our products or services. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. Even though we announce an acquisition, we may not be able to complete it. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

  •
  difficulty in combining the technology, operations or work force of the acquired business;

  •
  disruption of our on-going business;

  •
  difficulty in realizing the potential financial or strategic benefits of the transaction;

  •
  difficulty in maintaining uniform standards, controls, procedures and policies;

  •
  possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel; and

  •
  impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

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

        We have entered into agreements with third parties to provide a full complement of services that will enable us to outsource the delivery of Internet-based products to our customers. For example, our third-party service providers will manage the application servers, maintain communications equipment, manage the network data centers where our software and data will be stored, and provide client support. If we are unable to adequately deliver our Internet-based applications, we may lose customers or be unable to attract new customers, which would adversely affect our revenues.

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

        Our recent growth rates, together with integration efforts resulting from our numerous acquisitions, have placed a significant strain on our management and operational resources. We have expanded the size and geographic scope of our operations rapidly in recent years, both internally and through acquisitions. Our customer relationships could be strained if we are unable to devote sufficient resources to them as a result of our growth, which could have an adverse effect on our future revenues and operating results.

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

        As of December 31, 2001, we had approximately $370 million of indebtedness outstanding, consisting principally of $263 million in outstanding principal (including unamortized purchasers' discount) under our 5 1/2% Convertible Subordinated Notes due 2007 and $100 million outstanding on our $150 million three-year revolving line of credit. Our indebtedness could adversely affect our results of operations and financial condition. For example, our results of operations will be adversely affected by approximately $15 million in annual interest expense associated with the Convertible Subordinated Notes, payable semi-annually. In addition, our indebtedness could:

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

        We may incur substantial additional debt in the future, and if new debt is added to our current levels, the related risks described above could intensify.

        Our revolving line of credit agreement may not be available if we do not attain required financial criteria, and alternative sources of financing may not be available.

        The terms of our revolving line of credit facility include covenants that require us to attain certain financial criteria. Based upon our financial results reported as of December 31, 2001, we determined that we did not comply with some of these covenants. In February 2002, we entered into an amendment to the revolving line of credit facility that suspends certain of our financial covenants through March 31, 2002, imposes additional other financial covenants, and waives the covenant non-compliance existing as of December 31, 2001. In February 2002, all amounts outstanding under the facility were repaid, with the exception of outstanding letters of credit under the facility of approximately $18.6 million. We currently expect our available cash, cash equivalents, and short-term investments, together with cash currently anticipated to be generated from business operations, to be sufficient to satisfy our forseeable working capital requirements. Our revenues and related cashflows are subject to the numerous risks described in this section. If our cash generated from operations proved in some future period to be materially less than we currently expect and neither the bank facility nor alternative sources of financing were available, our business could suffer and our stock price could decline.

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

        We have made substantial capital commitments as a result of recent growth in our business that could seriously harm our financial condition if our business does not grow and we do not have adequate resources to satisfy our obligations. In June 1999, we entered into a series of leases covering up to approximately 540,000 square feet of office space, including an option on approximately 118,000 square feet, for our headquarters in San Diego, California. This office space (including the option) relates to a five building campus in San Diego, California, of which four buildings are presently occupied. Our San Diego personnel occupy three of these buildings, and we sublease part of the fourth building. In June 2001, we exercised our option for the fifth and final building at the San Diego campus, which is scheduled to be completed in October 2002. Including the exercise of the option, the leases require minimum aggregate lease payments of approximately $201.2 million over their term, which is approximately twelve years. In Atlanta, we lease approximately 95,000 square feet of space, under a lease expiring in 2008. In the San Francisco Bay Area, we lease approximately 283,000 square feet of space under multiple leases expiring between 2003 and 2006. The capital commitments, construction oversight, and movement of personnel and facilities involved in a transaction of this type and magnitude present numerous risks, including:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 9.

PART II.
OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On November 30, 2001, we issued 114,908 shares of our common stock to XTRA On-Line Corporation in connection with our purchase of certain assets of XTRA On-Line Corporation. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

        On December 24, 2001, we issued an aggregate of 54,662 shares of our common stock to the former shareholders of Bodha.com, Inc. in connection with our acquisition of Bodha.com, Inc. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the rules set forth in Regulation D of the Securities Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits:

Exhibit	Exhibit Title
10.1	1994 Stock Option Plan, as amended through April 17, 2001, and a form of Stock Option Agreement.
10.2	2000 Stock Option Plan for French Employees, as amended and restated through April 17, 2001, and a form of Stock Option Agreement.
10.3	1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001, and a form of Stock Option Agreement.
10.4	First Amendment to Revolving Credit Agreement and Limited Waiver by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders, dated December 20, 2001.
10.5	Second Amendment to Revolving Credit Agreement and Limited Waiver by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders, dated December 31, 2001.
  b)
  Reports on Form 8-K:

        On September 10, 2001, we filed a Current Report on Form 8-K reporting the completion of our acquisition of Remedy Corporation and providing certain pro-forma financial information of Remedy.

        On November 13, 2001, we filed a Current Report on Form 8-K to update various disclosure items in our filings under the Securities Exchange Act of 1934. In particular, we updated the information contained under the caption "Business" in our Annual Report on Form 10-K for the year ended March 31, 2001, which was filed with the Securities and Exchange Commission on June 29, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 14th day of February, 2002.

PEREGRINE SYSTEMS, INC.
By:	/s/ Matthew C. Gless Matthew C. Gless EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit	Exhibit Title
10.1	1994 Stock Option Plan, as amended through April 17, 2001, and a form of Stock Option Agreement.
10.2	2000 Stock Option Plan for French Employees, as amended and restated through April 17, 2001, and a form of Stock Option Agreement.
10.3	1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001, and a form of Stock Option Agreement.
10.4	First Amendment to Revolving Credit Agreement and Limited Waiver by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders, dated December 20, 2001.
10.5	Second Amendment to Revolving Credit Agreement and Limited Waiver by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders, dated December 31, 2001.

QuickLinks

PEREGRINE SYSTEMS, INC. TABLE OF CONTENTS
PART I ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PEREGRINE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
PEREGRINE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share and share amounts) (unaudited)
PEREGRINE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
PEREGRINE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX