Form 10-Q/A
period 2001-12-31
PEREGRINE SYSTEMS INC
filed 2002-03-04
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
Form 10-Q/A

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

        The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 2001, was 192,308,453.

PEREGRINE SYSTEMS, INC.

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 is solely to amend Part I, Item 1, Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 (unaudited) to reflect the correct amount of cash paid during the period for interest and income taxes. As amended, the amount of cash paid during the period for interest is correctly stated as $19,987,000 for the nine months ended December 31, 2001. As amended, the amount of cash paid during the period for income taxes is correctly stated as $6,641,000 for the nine months ended December 31, 2001. This amendment to our Quarterly Report on Form 10-Q does not otherwise attempt to update the information included herein beyond the original filing date of the report.

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

Net loss per share — basic and diluted:
Net loss per share	$(0.46)	$(0.58)	$(3.90)	$(1.95)

Shares used in computation	191,801	145,590	173,964	134,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(677,957)	$(261,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, acquisition costs and other	719,320	331,288
Increase (decrease) in cash resulting from changes in:
Accounts receivable	9,332	(63,749)
Other current assets	(15,134)	(18,876)
Other assets	(18,591)	(10,958)
Accounts payable and other liabilities	(19,709)	5,488
Accrued expenses	(98,582)	(19,009)
Deferred revenue	(2,236)	11,165

Net cash used in operating activities	(103,557)	(26,447)

Cash flows from investing activities:
Acquisitions and investments, net of cash acquired	(96,272)	11,265
Purchases of property and equipment	(34,190)	(37,502)

Net cash used in investing activities	(130,462)	(26,237)

Cash flows from financing activities:
Issuance of note receivable	—	(1,000)
Issuance of long-term debt, net	103,781	260,569
Issuance of common stock	26,213	14,047
Treasury stock purchased	(918)	(5,619)

Net cash provided by financing activities	129,076	267,997

Effect of exchange rate changes on cash and cash equivalents	(1,157)	47

Net increase (decrease) in cash and cash equivalents	(106,100)	215,360
Cash and cash equivalents, beginning of period	286,658	33,511

Cash and cash equivalents, end of period	$180,558	$248,871

Cash paid during the period for:
Interest	$19,987	$364
Income taxes	$6,641	$1,547
Supplemental Disclosure of Noncash Investing Activities:
Stock issued and other noncash consideration for acquisitions and investments	$877,090	$1,601,880

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Diego, California, this 4th day of March, 2002.

PEREGRINE SYSTEMS, INC.

By:	/s/ MATTHEW C. GLESS Matthew C. Gless EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

QuickLinks

PEREGRINE SYSTEMS, INC. EXPLANATORY NOTE
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
SIGNATURES