Form 10-K
period 2003-03-31
PEREGRINE SYSTEMS INC
filed 2004-04-30
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22209

PEREGRINE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3773312 (I.R.S. Employer Identification Number)
3611 VALLEY CENTRE DRIVE, SAN DIEGO, CALIFORNIA 92130 (Address of principal executive offices, including zip code)

(858) 481-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share(1)
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒    NO ☐

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐    NO ☒

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $206,634,333 on September 30, 2003, based upon the average of the bid and asked price of such common stock as reported on the over-the-counter securities market operated by Pink Sheets LLC. Shares of common stock held by officers, directors and holders of more than 10% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.(2)

        The number of shares of the Registrant's common stock outstanding on March 31, 2004 was 15,000,323.(3)

        Documents Incorporated by Reference: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: 1) any annual report to security holders; 2) any proxy or information statement; and 3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

        None.

(1)
As of March 31, 2003, prior to the effectiveness of the Registrant's bankruptcy plan of reorganization and related recapitalization, the Registrant's common stock par value was $0.001 per share.

(2)
The aggregate market value of the Registrant's common stock held by non-affiliates was approximately $47,278,846 on March 31, 2003.

(3)
The number of shares of the Registrant's common stock outstanding on March 31, 2003 was 196,938,339.

PEREGRINE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

GENERAL

        Throughout this report are forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate," and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Readers should carefully review the forward-looking statements included in this report. Forward-looking statements are included under the captions "Risk Factors" beginning on page 55 of this report, "Introductions," "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Fiscal 2004" beginning on page 49 of this report, and elsewhere in or incorporated by reference into this report in light of the cautionary information set forth in those statements which highlight important factors that could cause actual results to differ materially from our historical or anticipated results described in or implied by, the forward-looking statements in this report.

        Unless otherwise indicated, all references to a particular year refer to the calendar year.

        Unless otherwise indicated, all references to "old common stock" pertain to our common stock, par value $0.001 per share, that was canceled on August 7, 2003 in connection with our emergence from Chapter 11 bankruptcy proceedings, and all references to "new common stock" pertain to our common stock, par value $0.0001 per share, in our reorganized company issued on August 7, 2003 and thereafter. Readers should carefully review the information set forth under the captions "Background Information Regarding Our Financial Restatements and Chapter 11 Bankruptcy Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization," beginning on pages 3 and 51 of this report for further information.

INTRODUCTION

        We are filing this Form 10-K in an attempt to catch up on our filing obligations under Section 13(a) of the Securities Exchange Act of 1934. Although filed almost a year late, this report includes audited financial statements for four fiscal years, going back to our fiscal year ended March 31, 2000. We next plan to file our three Forms 10-Q that should have been filed in fiscal 2004 and then file a Form 10-K for fiscal 2004. Beginning in fiscal 2005, it is our hope to file our periodic reports on a timely basis.

        This report covers Peregrine Systems, Inc.'s fiscal year ended March 31, 2003 (fiscal 2003) and includes the financial position of Peregrine Systems, Inc. at March 31, 2003, 2002 and 2001. It also includes the results of its operations and cash flows for the four years ended March 31, 2003. We are including audited financial information for our fiscal year ended March 31, 2000 in order to provide financial information for our four fiscal years ended March 31, 2003, in lieu of filing certain quarterly and annual reports for periods included in those four fiscal years ended March 31, 2003. This report was not filed on a timely basis because our prior period financial statements required restatements resulting from our discovery of financial fraud, we were involved in bankruptcy proceedings and restructuring activities that followed from the discovery of fraud and the restatements, and we have experienced significant management and employee turnover in connection with these matters, as described in this report. The selected financial information for our fiscal year ended March 31, 1999 required to be included in this report has been omitted because our financial information for that period has not been restated. As a result, our chief executive officer and chief financial officer have taken exceptions for the omission of the required selected finanical information for our fiscal year ended March 31, 1999, and for the late filing of this report, in their certifications under Section 906 of the Sarbanes-Oxley Act of 2002 that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

        From September 22, 2002 until August 7, 2003, the parent company of our enterprise, Peregrine Systems, Inc., and its wholly-owned Peregrine Remedy, Inc. subsidiary (but not its other subsidiaries), were debtors-in-possession in a Chapter 11 bankruptcy proceeding, having commenced voluntary bankruptcy proceedings on September 22, 2002. Upon emergence from bankruptcy proceedings, our assets and liabilities were restructured pursuant to the terms of our bankruptcy plan of reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" beginning on page 51 of this report for information regarding the terms of our plan of reorganization.

        Readers are cautioned that substantially all of the financial information in this report relates to our fiscal 2003 year, which ended March 31, 2003, and prior periods and that they should carefully consider the following points when reading this report:

  •
  The consolidated financial statements included in this report, as well as much of the financial information found elsewhere in this report, reflect our financial condition and results of operations as of March 31, 2003 and for the four-year period then ended. Our financial position and results have changed significantly since the reporting period covered by this report and this report does not provide investors with current financial information.

  •
  As a result of our bankruptcy restructuring and our expected adoption of fresh-start accounting, effective August 1, 2003, as a result of our emergence from bankruptcy proceedings on August 7, 2003, our financial statements for periods subsequent to August 1, 2003, when issued, will differ materially from, and not be comparable to, those contained in this report. For a discussion of fresh-start reporting treatment, see Note 1 of our consolidated financial statements included in this report.

  •
  Our business plan for fiscal 2005 differs materially from the business plan and projections we included in our disclosure statement in support of the fourth amended plan of reorganization in connection with our bankruptcy proceedings. Our future financial results are not expected to be comparable to the projected financial results in the disclosure statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Fiscal 2004" beginning on page 49 of this report.

  •
  Although we restated our financial results in February 2003 for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001), we did not attempt to assess whether accounting irregularities or frauds occurred in the periods prior to fiscal 2000 or the accuracy of our financial disclosures covering such prior periods. We have only considered data in such prior periods as necessary to prepare our financial statements for fiscal 2000. We also have not amended the periodic reports we have on file with the Securities and Exchange Commission for the period covered by our financial restatement or prior periods and thus these reports cannot be relied upon. See "Selected Consolidated Financial Data," beginning on page 30 of this report for an explanation of the financial information included in this report.

For all of the foregoing reasons, we believe that trading in our securities at this time is highly speculative and involves a high degree of risk. Readers should carefully review the information contained in "Risk Factors" beginning on page 55 of this report.

        Readers should note that one of our objectives in preparing this annual report on Form 10-K has been to provide readers with current information concerning our business even though the financial information relates to fiscal 2003 and prior periods. This is because there have been important changes in our business since March 31, 2003. Accordingly, throughout this report we have identified areas in which we have been able to provide more current information concerning our business or to supplement our fiscal 2003 disclosures with more current information.

        For information regarding our current business operations, we refer you to "Business," beginning on page 18 of this report.

  BACKGROUND INFORMATION REGARDING OUR FINANCIAL RESTATEMENTS AND CHAPTER 11 BANKRUPTCY PROCEEDINGS

  General Information

        As indicated above under "Introduction," the parent company of our enterprise, Peregrine Systems, Inc., and its Peregrine Remedy, Inc. subsidiary (but not its other subsidiaries), voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code on September 22, 2002 and emerged from bankruptcy proceedings on August 7, 2003. See "Deciding to Reorganize under Chapter 11 of the United States Bankruptcy Code" beginning on page 11 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Our Plan of Reorganization" beginning on page 51 of this report for a description of our bankruptcy proceedings and the terms of our plan of reorganization. Set forth below is a summary of the events surrounding our filing for voluntary protection and reorganization under Chapter 11. Information regarding certain of the actions taken by the Audit Committee and Board described in this section is based on our attempt to reconstruct the proceedings of meetings that in several instances were not memorialized by formal minutes. While certain events are highlighted, including our consent agreement with the Securities and Exchange Commission and the Bankruptcy Court's approval of our fourth amended plan of reorganization, readers should carefully review the original documents referenced in this report for more detail. Copies of our consent agreement with the Securities and Exchange Commission, our disclosure statement in support of the fourth amended plan of reorganization, our fourth amended plan of reorganization itself, the related Bankruptcy Court confirmation orders, and other relevant documents were filed as exhibits to our Current Reports on Form 8-K we previously filed as indicated in the exhibit list included in this report and are incorporated by reference in this document.

  Liquidity Issues

        A combination of factors converged to create a liquidity crisis for us in 2002. These factors included the following:

  •
  The discovery and investigation in April and May 2002 of improper accounting practices by our prior management and the negative effects of the announcement of the accounting improprieties on our sales and financing alternatives;

  •
  Increased operating expenses associated with our rapid expansion through acquisitions;

  •
  Cash costs associated with our acquisition activities, including professional fees and the cash portion of acquisition consideration;

  •
  The general downturn in the market for information technology products; and

  •
  Our failure to meet financial covenants under our credit agreement as of December 31, 2001, resulting in defaults requiring repayment in February 2002 of approximately $100 million of borrowings.

        From our initial public offering in 1997 through August 2001, we significantly expanded our product lines and business through a series of acquisitions, the most significant of which were:

  •
  The acquisition of Apsylog in September 1997, in which we acquired our AssetCenter product, for a total purchase price of approximately $38.6 million;

  •
  The acquisition of Telco Research Corporation in March 2000 for a total purchase price of approximately $112.7 million;

  •
  The acquisition of Harbinger Corporation in June 2000 for a total purchase price of approximately $1.8 billion;

  •
  The acquisition of Loran Network Holding Corporation in September 2000 for a total purchase price of approximately $88.1 million;

  •
  The acquisition of IBM's Tivoli Service Desk suite of products in December 2000 for a total net purchase price of approximately $50.2 million;

  •
  The acquisition of Extricity, Inc. in April 2001 for a total purchase price of approximately $185.2 million; and

  •
  The acquisition of Remedy Corporation in August 2001 for a total purchase price of approximately $1.4 billion.

As our operations grew through these acquisitions, our costs of operations increased significantly. During our period of rapid growth through acquisitions, the software industry began to experience a downturn and we faced a challenging sales environment. Additional information regarding our acquisitions is included in Note 4 of our consolidated financial statements included in this report.

  Default under Senior Credit Facility

        In October 2001, we entered into a $150 million three-year revolving line of credit facility with a syndicate of financial institutions. This facility was secured by a pledge of certain tangible and intellectual property assets and the outstanding capital stock of some of our domestic and foreign subsidiaries. The terms of the revolving line of credit facility included covenants that required us to meet certain financial criteria. Based on results for the December 31, 2001 quarter, we determined that we did not comply with certain of these covenants. In February 2002, we repaid all amounts outstanding under the revolving line of credit facility, with the exception of outstanding letters of credit under the facility of approximately $18.6 million, and entered into an amendment to the revolving line of credit facility that suspended certain financial covenants through March 31, 2002, imposed additional financial covenants, and waived the covenant non-compliance existing as of December 31, 2001. The changes to the facility limited our ability to make further borrowings. As of March 31, 2002, there were no amounts outstanding under the facility. In May 2002, we terminated the facility.

  Discovery and Investigation of Accounting Irregularities; Changes in Accountants; Governmental Investigations

        In January 2002 the Securities and Exchange Commission began an informal investigation into us and our former chairman and chief executive officer, Stephen Gardner, relating to transactions with another software provider, Critical Path, Inc., that took place in the first half of fiscal 2001 and involved approximately $3.3 million in aggregate Peregrine revenues. In February 2002, the Audit Committee initiated an independent investigation into Peregrine's transactions with Critical Path. In early April 2002, we replaced Arthur Andersen as our auditors, based primarily on our concern over the continuing viability of Arthur Andersen, and we retained KPMG LLP as our new auditors.

        On April 29, 2002, KPMG met with the Audit Committee to discuss concerns that had arisen in its preliminary audit process. In a letter to the Securities and Exchange Commission dated June 4, 2002, KPMG reported that it advised us and our Audit Committee that it was necessary to expand significantly the scope of the fiscal 2002 audit because information had come to its attention that prevented it from relying on the representations of our management and that indicated possible fraud. KPMG also reported that it advised us and our Audit Committee that it would be unable to commit to a specific date to complete the fiscal 2002 audit and that as a precondition to completion of the audit, we and our Audit Committee would need to complete a satisfactory independent investigation into the various indicators of possible fraud it had identified. KPMG identified the following factors in their letter to the SEC:

  •
  Inconsistent representations by our then management of the number and extent of oral and written "side agreements" providing for nonpayment by customers and the extent and timing of discussions by management with the Audit Committee and Board of Directors regarding these matters;

  •
  Inconsistent representations regarding our consultations with our then outside corporate counsel regarding the existence of oral and written "side agreements" providing for nonpayment by customers;

  •
  Representations by our then management that we had issued earnings releases and filed quarterly reports with the Securities and Exchange Commission without determining the extent and nature of oral and written "side agreements" providing for nonpayment by customers;

  •
  Misrepresentations by our then management of the number and extent of contemporaneous sale and purchase transactions with customers;

  •
  Inconsistencies between representations received from our then management and those received from the predecessor auditors regarding the predecessor auditors' conclusions related to the accounting for a contemporaneous sale and purchase transaction under investigation by the Securities and Exchange Commission;

  •
  The absence of formal minutes from any meetings of the Audit Committee and the refusal by the then Corporate Secretary to allow KPMG to review manually prepared notes in the absence of formal minutes from meetings of our Board of Directors and the Audit Committee;

  •
  Substantial delays in providing, or an inability to provide, information such as trial balances, general ledgers and sub-ledgers that would customarily be readily available from a company's accounting systems or the presentation to them of manually prepared schedules when such information would customarily be readily available from accounting systems;

  •
  Inconsistent representations by our then management regarding the estimated effect of a proposed change in accounting for sales to resellers, as well as our inability to quantify the amount of sales to resellers during particular accounting periods, to determine the amount of software licenses held by resellers that had not been sold to end users, and to provide them with a list of resellers; and

  •
  The nature and extent of redirection of audit inquiries to certain then key management members as a result of the apparent unwillingness of finance personnel to respond directly to KPMG's inquiries and information requests.

In the same letter to the Securities and Exchange Commission, KPMG also claimed to have advised us and one or more members of our Audit Committee that information had come to its attention that if investigated further might materially impact the fairness and reliability of previously issued financial statements. These matters included:

  •
  The existence of concessions offered to customers on extended payment term software sales, possibly affecting our ability to overcome the presumption that software license revenue for such transactions is not fixed and determinable;

  •
  The existence of numerous, significant manual adjustments to software license and maintenance revenue;

  •
  The preparation of our tax provision based upon pro forma earnings rather than earnings computed in accordance with generally accepted accounting principles;

  •
  The failure to record the deferred tax effects for accruals recorded in our various business combinations accounted for under the purchase method;

  •
  The appropriateness of our conclusions regarding the measurement date and impairment recognition for discontinued operations announced in the fourth quarter of fiscal 2002;

  •
  An understatement of the purchase price for Remedy Corporation attributable to the value of options assumed in the business combination;

  •
  The appropriateness of our lack of amortization of amounts assigned to certain intangible assets from the Remedy Corporation acquisition in accordance with Statement of Financial Accounting Standards No. 142;

  •
  The appropriate measurement date for options granted to employees where such options were generally granted with an exercise price that is the lowest price at which our common stock traded between meetings of the Board of Directors;

  •
  The effect on our accounting for receivables as sales, of a removal-of-accounts provision from one of our accounts receivable factoring agreements and the absence of "true-sale" opinions for all of our factoring agreements; and

  •
  The appropriateness under generally accepted accounting principles of our possible reallocation of previously established reserves from discontinued operations to continuing operations.

        On April 30, 2002, we announced the delay of our earnings release and financial statements for the quarter and year ended March 31, 2002. In early May 2002, the Audit Committee and, upon the Audit Committee's recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of our chairman and chief executive officer, Stephen Gardner, and our chief financial officer and director, Matthew Gless, and publicly disclosed that we were conducting an internal investigation into potential accounting irregularities or frauds, including alleged accounting abuses by our senior management resulting in a substantial overstatement of our revenues in prior periods. Mr. Gardner was replaced on May 6, 2002, on an interim basis, by Richard Nelson, who had served as our executive vice president. Mr. Gless was replaced on an interim basis on the same date by Fred Gerson, the chief financial officer of the San Diego Padres and an executive with significant experience in finance positions with technology companies. The Securities and Exchange Commission expanded its investigation and in May 2002 adopted a formal order of investigation.

        In mid-May 2002, we announced that we would restate our consolidated financial statements for all of fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods and that our financial statements and related audit reports for the restatement period should not be relied upon. See "Issuance of Restated Financial Statements" below for information about the restated financial statements that we filed with a Current Report on Form 8-K on February 28, 2003. This announcement led to several governmental investigations and proceedings, specifically:

  •
  In June 2003, the Securities and Exchange Commission filed a civil action against Peregrine alleging violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder. The civil action was settled in June and July 2003. See "Our Settlement with the Securities and Exchange Commission" below.

  •
  The United States Department of Justice commenced an investigation in May 2002 concerning events leading up to the restatement of our financial results. This investigation remains ongoing and it is possible that charges could be brought against certain former directors or current or former employees. We have been advised by the Department of Justice that at least one current employee is a subject of investigation. While we are cooperating fully with the investigation, it is possible that charges could be brought against us. The defense of any such claim would be expensive and time-consuming for management and could have an adverse effect on our reputation and ability to generate sales. See "Legal Proceedings—United States Department of Justice Investigations," beginning on page 26 of this report and "Risk Factors," beginning on page 55 of this report.

  •
  On July 5, 2002, we received a letter from the U.S. House of Representatives' Committee on Energy and Commerce including a subpoena for documents pursuant to Rules X and XI of the U.S. House of Representatives concerning our accounting irregularities. We provided the Committee on Energy and Commerce the documents it subpoenaed. We are not aware of any other activities by the Committee relating to us.

        Three of our former employees have pleaded guilty to criminal wrongdoing and were also the subjects of Securities and Exchange Commission civil actions. See "Government Actions Against Former Employees" below.

        In the course of our internal investigation, it became apparent that approximately $35 million of questionable transactions involving revenue recognition issues occurred with KPMG and KPMG Consulting, which we believed compromised the auditor independence requirements mandated by the Securities and Exchange Commission and by generally accepted accounting standards. As a result, we dismissed KPMG in May 2002 and in June 2002 we retained PricewaterhouseCoopers LLP as our independent auditors. KPMG did not report on our financial statements for any fiscal period.

        The disclosure of accounting irregularities and governmental investigations exacerbated our liquidity crisis as our lenders refused to enter into factor loans that had been a primary source of our funding and, concurrently, we experienced a decline in sales of licenses to new and existing customers. Our available cash was not sufficient to support our operations beyond June 2002. As a result, Gary Greenfield, who replaced Mr. Nelson as our chief executive officer in early June 2002, Ken Sexton, who replaced Mr. Gerson as our chief financial officer in June 2002, and the rest of our management team simultaneously focused on four immediate goals:

  •
  Accelerating the process of reducing our operating costs that had begun in February 2002;

  •
  Obtaining third-party funding arrangements;

  •
  Selling non-core assets to fund our ongoing operations; and

  •
  Managing the business to conserve cash.

  Reducing Our Operating Costs

        In February and March 2002, based on our financial performance, business outlook and other factors, including our cash needs taking into account our repayment of $100 million under our defaulted credit facility, we had already begun the process of reducing our 4,000 employee workforce. We terminated approximately 500 employees by March 31, 2002. In June 2002 we terminated the employment of approximately 600 employees, and approximately 550 more employees in the Supply Chain Enablement business operated by our Harbinger subsidiary were released when we divested that business in the same month, as described below. Reductions in our workforce continued through December 2002, as an additional 560 employees were terminated, 190 employees voluntarily terminated their employment and approximately 835 employees were released through divestiture, primarily as a result of the sale of our Peregrine Remedy subsidiary in November 2002, as described below. By December 31, 2002, we had reduced our workforce to approximately 700 employees worldwide. In addition, in fiscal 2002, we abandoned multiple facilities and assets and terminated various leases to further reduce operating expenses.

  Obtaining Third-Party Financing

        In June 2002, we entered into a term loan, revolving credit facility and security agreement with Foothill Capital Corporation, as agent, and Ableco Finance LLC (an affiliate of Cerberus Capital Management), as lender. We borrowed approximately $56 million under the term loan facility, which provided us with approximately $49 million in cash after deducting fees and expenses. Our repayment obligations were secured by liens on substantially all of our assets and those of our subsidiaries. The term loan was payable interest only on a monthly basis, with the entire principal balance, together with all accrued but unpaid interest, due and payable on or before December 31, 2003. The loan also provided for mandatory repayments from the proceeds of asset dispositions, other than proceeds from the sale of our supply chain enablement, or SCE, business to Golden Gate Capital LLC. In September 2002, we paid the term loan balance of $36.9 million in full with the proceeds we received from BMC Software, Inc. under the debtor-in-possession financing facility described below.

        In connection with its agreement to acquire the assets of our Peregrine Remedy business in September 2002, as described below, BMC agreed to provide us with an interim debtor-in-possession financing facility of up to $110 million. Of the $110 million, $10 million was reserved for any break-up fee due to BMC if the sale of Peregrine Remedy was not consummated, and we were permitted to draw down only $60 million of the balance of available borrowings until a sales bidding procedures order was entered by the Bankruptcy Court. BMC also provided us with $3.5 million in emergency initial funding, which we needed to meet payroll and other expenses at the end of September 2002. We drew down approximately $54 million under the debtor-in-possession financing facility, of which approximately $36.9 million was used to satisfy in full the balance of the Foothill loan and $3.5 million was credited against the amount due for the emergency initial funding. The remaining proceeds were used to fund our ongoing operating and administrative expenses until the Bankruptcy Court could consider the Peregrine Remedy sale. In connection with the debtor-in-possession financing, BMC was granted super-priority administrative claims and first priority security interests and liens pursuant to the Bankruptcy Code in substantially all our assets, subject to certain existing liens.

  Selling Non-Core Assets

        In June 2002, as part of our effort to sell non-core assets, we sold all the shares of our wholly owned Harbinger subsidiary, which was then known as Peregrine Connectivity, Inc., to PCI International, an entity affiliated with Golden Gate Capital LLC and certain other participants, for approximately $35 million in cash, before transaction costs. We also licensed to PCI certain intellectual property rights acquired in our acquisition of Extricity. Peregrine Connectivity, using the intellectual property rights acquired from Extricity, operated what was known as our SCE business. We have reported the results of operations of the SCE business as discontinued operations in fiscal years 2001, 2002 and 2003.

        In June 2002, we also engaged Credit Suisse First Boston (CSFB) as our investment banker to lead our efforts to explore strategic and financial alternatives to raise capital. CSFB contacted a large number of potential investors and/or buyers to gauge their interest in pursuing a transaction that would generate meaningful capital for us. Toward that end, all manner of proposals were solicited, including but not limited to investments in us, acquisitions of all or a portion of Peregrine, and sales of all or a portion of the Peregrine Remedy stock or assets. As a result of CSFB's efforts, as of August 2002 we had received a number of proposals from potential investors or buyers. The best of these proposals all required that a potential transaction be implemented through an asset sale in a Chapter 11 proceeding. We determined that BMC's bid to purchase the assets of our Peregrine Remedy business was the highest and best offer received.

        In September 2002, immediately prior to filing our Chapter 11 proceeding, our Peregrine Remedy, Inc. subsidiary and Peregrine Systems entered into an agreement to sell the Peregrine Remedy assets to BMC, subject to bid procedures to be approved by the Bankruptcy Court. The purchase price for this sale was $355 million in cash plus the assumption by BMC of approximately $90 million in liabilities, subject to working capital adjustments and an indemnification holdback of $10 million. After the sale closed in November 2002, the purchase price was adjusted downward by approximately $7.2 million because of working capital adjustments provided for in the purchase agreement. The indemnification period expired in November 2003 without any claims and we received the $10 million that had been held in escrow. The terms of the agreement required us to file for protection under Chapter 11 of the Bankruptcy Code and obtain Bankruptcy Court approval of the sale. We have reported the results of operations of the Peregrine Remedy business as discontinued operations for fiscal years 2002 and 2003.

        From July 2002 through December 2002, we also sold other non-core product lines to raise additional capital. In July 2002, we sold the assets pertaining to our transportation management product line to MAXIMUS, Inc. for approximately $7.4 million in cash. In July 2002, we sold the assets pertaining to our facility management product line to TRIRIGA Real Estate and Facilities LLC for approximately $4.9 million in cash. In December 2002, we sold the assets pertaining to our telecommunication management product line to Symphony Services Corp. and its TSB Solutions, Inc. affiliate for approximately $2.6 million in cash. In December 2002, we sold the assets pertaining to our on-line travel booking system to American Express Travel Related Services Company, Inc. for approximately $1.0 million in cash. The purchasers also assumed certain liabilities related to the purchased product lines.

  Managing the Business to Conserve Cash

        In light of our liquidity crisis, our management determined that it was necessary to focus on conserving cash. In order to support this focus, management retained a cash management firm, Kibel Green, to assist in monitoring our cash position and controlling our expenditures. In addition, management made day to day operational decisions based on our cash needs and our reserves.

  Entering into a Forbearance Agreement with Banks

        Beginning in 1999, we funded our operations and other corporate activities in part through loans from three major United States banks that were secured by identified accounts receivable. These arrangements accelerated our receipt of cash. However, in some cases the accounts we pledged to the banks did not result from legitimate transactions, could not have reasonably been deemed to be collectible, or in certain instances were pledged to multiple banks. In some cases, we also collected accounts that had been pledged to the banks and failed to remit the funds to those banks. In our financial statements in this report, these financing arrangements have been treated as loans from the banks that are secured by the identified accounts receivable. In our original financial statement presentation, these transactions were treated as sales of receivables without recourse, or true sales, and our obligations to the banks were not identified on our balance sheets. When we announced that we had overstated our revenues, the banks realized that some of the accounts receivable pledged to them might be uncollectible. The banks notified us of defaults under the financing arrangements and threatened to seek appointment of a receiver, file an involuntary bankruptcy proceeding, or take other actions against us.

        In order to address the defaults, in August 2002, we entered into a forbearance agreement with the banks to restructure approximately $107 million in accounts receivable financing arrangements that were outstanding at the time. We also entered into a related inter-creditor agreement with Foothill, our secured lender at the time. Under the forbearance agreement, the banks agreed to forbear from exercising their rights and remedies against us until July 2006. In exchange, we paid the banks (or authorized the application of payments of) an aggregate of approximately $10 million against the past due obligations and agreed to (i) repay approximately $31 million as related receivables were collected,

(ii) deliver promissory notes and make monthly interest payments (other than during certain moratorium periods) at 6% per year on an account of approximately $66 million in past due or uncollectible obligations, with payments to begin in August 2003 (amortized over three years) or as collected, (iii) increase the principal balances of the notes for accounts later determined to be uncollectible, (iv) pay a $1 million forbearance fee (with the fee to be waived under certain circumstances), and (v) deliver guarantees of certain of our subsidiaries. Our payment obligations were secured by a first priority security interest in covered accounts and liens on other of our assets, subordinated to liens under the Foothill facility, debtor-in-possession financing and certain other future indebtedness. In addition, we agreed to repay the obligations with a portion of any proceeds from certain sales of assets and future financing activities.

        In December 2002, the Bankruptcy Court approved interim payments to the banks of approximately $43.6 million. As consideration for the interim payments, the banks agreed to a conditional waiver of a portion of the $1.0 million forbearance fee provided for in the forbearance agreement and default interest that would otherwise be payable under the agreement. As of March 31, 2004, the aggregate outstanding balance on these loans was approximately $4.9 million.

  NASDAQ Delisting

        Our old common stock was traded on the National Association of Securities Dealers Automated Quotation System's (NASDAQ) National Market from the time of our initial public offering in April 1997 until August 30, 2002. Effective with the opening of trading on August 30, 2002, our common stock was delisted from the Nasdaq National Market because, among other things, we announced that our prior financial statements could not be relied upon, we had not filed timely periodic reports with the Securities and Exchange Commission, and the price of our old common stock had fallen below $1.00 for more than 30 days. From September 1, 2002 through August 6, 2003, our old common stock was traded in the over-the-counter securities market operated by Pink Sheets LLC. Since August 8, 2003, our new common stock has been traded in the over-the-counter securities market operated by Pink Sheets LLC under the symbol "PRGN."

  Stockholder Litigation

        During May and June 2002, a number of purported class action complaints were filed against us, some of our directors and officers at the time, and our former auditor, Arthur Andersen. The complaints were filed on behalf of purchasers of our securities during various periods from 1999 to 2002. The complaints alleged that the defendants made false and misleading statements in our filings with the Securities and Exchange Commission, financial statements and other public statements and asserted claims for violations of federal securities laws. The complaints were ultimately consolidated into an action before the United States District Court for the Southern District of California. In January 2003, the District Court entered an order designating a group of individuals identified as the Loran Group as lead plaintiff with respect to claims arising from violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Heywood Waga as lead plaintiff with respect to claims arising from violations of Section 11 of the Securities Act of 1933.

        In November 2003, the Bankruptcy Court certified a securities class consisting of persons who acquired our securities from July 22, 1999 through May 3, 2002, led by the Loran Group and Heywood Waga, and an equity class, consisting of persons holding our old common stock as of the effective date of our plan of reorganization, led by the Post Emergence Equity Committee. The securities class and the equity class were certified by the Bankruptcy Court solely for purposes of allowing them to enter into a settlement agreement with us to resolve the allocation of new common stock among the various interests in Class 9 under our plan of reorganization, consisting of the securities class, the equity class and certain of our former directors and officers asserting indemnity claims relating to securities lawsuits filed against them. For more detailed information regarding our settlement with the securities class and the equity class within Class 9 under our plan of reorganization, we refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" beginning on page 51 of this report. The Bankruptcy Court's order approving the settlement agreement resolved the stockholder claims against us. Still pending is a complaint filed by the Loran Group and Heywood Waga, as co-lead plaintiffs, in the District Court for the Southern District of California in March 2003 against a number of our former officers and directors.

  Deciding to Reorganize under Chapter 11 of the United States Bankruptcy Code

        During the process of seeking buyers for Peregrine Remedy, it became clear that neither BMC nor any of the other bidders in the process would purchase Peregrine Remedy other than through an asset sale supervised by the Bankruptcy Court. In order to generate sufficient liquidity to maintain the going-concern value of our business, our Board of Directors, on September 20, 2002, adopted a resolution authorizing the filing for voluntary protection under Chapter 11 of the United States Bankruptcy Code. On September 22, 2002, Peregrine Systems and our Peregrine Remedy, Inc. subsidiary filed voluntary petitions for relief under the provisions of Chapter 11 in the United States Bankruptcy Court for the District of Delaware. For administrative convenience, the Chapter 11 cases for Peregrine and Peregrine Remedy were administratively consolidated such that most pleadings in the cases shared the same caption and were placed in the same file in the Bankruptcy Court. None of our direct and indirect subsidiaries other than Peregrine Remedy were a part of the Bankruptcy Court petition.

        Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to reorganize its business for the benefit of its creditors and stockholders. In addition to permitting rehabilitation of the debtor, Chapter 11 seeks to promote equality of treatment of creditors and equity security holders of equal rank. Confirmation of a plan of reorganization by the Bankruptcy Court, which is the principal objective of the Chapter 11 cases, makes the plan, which sets forth the means for satisfying claims against, and interests in, a debtor, binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor, interest holder or general partner in the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the date of confirmation of the plan and substitutes the obligations specified under the confirmed plan. The restructuring to be effected through a plan is designed to enable a company to continue operations and to give it a sufficient time to pay its debts.

  Settlements Prior to Reorganization Effective Date

        In September 2002, we filed a motion with the Bankruptcy Court seeking authority to reject approximately 34 non-residential real property leases, including three of the five leases covering our headquarters facility in San Diego. Kilroy Realty, LLC, our headquarters landlord, opposed the rejection of the three leases on the grounds that the five leases were in fact one lease. We ultimately entered into two settlement agreements with Kilroy, providing for the rejection of four of the five leases, the modification of the fifth lease to reflect a reduced amount of leased space, and the payment to Kilroy of an allowed claim for approximately $30 million.

        Over time we had entered into a number of agreements with IBM including, among other things, licenses that permit IBM to market our software products, agreements for IBM to provide outsourcing services to us, financing agreements to allow us to obtain and implement certain software systems, and a risk mitigation agreement under which IBM agreed to assume certain of our support obligations to our mutual customers in the event we became unable to perform such obligations. Several agreements gave rise to numerous payment obligations between the parties. Some of these obligations related to services or products that were no longer necessary or prudent for our planned reorganized business, given our financial condition, scope of operations and business strategy. Accordingly, in December 2002, we obtained Bankruptcy Court approval of a settlement agreement with IBM that essentially provided for us to pay IBM $5 million, by offsetting an equivalent amount in payments IBM owed to us, to satisfy approximately $29 million in claims asserted by IBM under the outsourcing and financing agreements. Under the settlement, we acquired ownership of certain computers that we had been leasing from IBM and we also paid IBM $1.2 million to provide services to us to move our hosted services offerings from IBM's facilities to our facilities, in return for which we were relieved of our obligation to continue to pay IBM approximately $275,000 per month for hosting services.

  Approval of Our Plan of Reorganization

        On July 18, 2003, the Bankruptcy Court confirmed our plan of reorganization. The effective date of our plan of reorganization was August 7, 2003. For more information concerning our plan of reorganization, please refer to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" starting on page 51 below.

  Changes in Management

        After the discovery by the Board of accounting irregularities and the resignation of former key management personnel who allegedly orchestrated the irregularities, the Board began to retain new management. In particular, during fiscal 2003, the Board appointed the following individuals to serve in the following capacities:

  •
  Gary Greenfield, President, Chief Executive Officer and Director. On June 1, 2002, Peregrine appointed Gary Greenfield as president, chief executive officer and director, replacing Richard Nelson, who had served in this capacity on an interim basis since the resignation of Stephen Gardner in May 2002. Mr. Greenfield served as president, chief executive officer and director until August 2003. For further information regarding Mr. Greenfield, we refer you to the section captioned "Our Directors and Executive Officers" beginning on page 74 of this report.

  •
  Ken Sexton, Executive Vice President and Chief Financial Officer. Mr. Sexton was appointed executive vice president and chief financial officer on June 25, 2002, replacing Fred Gerson, who had served as interim chief financial officer since the resignation of Matthew Gless in May 2002. For further information regarding Mr. Sexton, we refer you to the section captioned "Our Directors and Executive Officers" beginning on page 74 of this report.

  •
  Kathryn Vizas, General Counsel. Ms. Vizas served as general counsel from June 2002 until her resignation in September 2003. Ms. Vizas previously served as associate general counsel for Levi Strauss and Company and as corporate counsel for Raychem Corporation.

  •
  Charles La Bella, Executive Vice President and Senior Counsel. In May 2002, Mr. La Bella was appointed executive vice president and senior counsel and held these positions until September 30, 2002. Mr. La Bella previously served as U.S. Attorney for the Southern District of California, Assistant U.S. Attorney for the Southern District of New York and a partner with the law firm of McKenna and Cuneo. Mr. La Bella reported directly to the Board and the Audit Committee. His responsibilities included coordinating the accounting irregularity investigation, serving as liaison with the Securities and Exchange Commission and Justice Department and supervising initially the defense of shareholder litigation relating to the financial restatements and accounting irregularities.

  •
  Beth Martinko, Senior Vice President, Worldwide Customer Support and Education. Ms. Martinko has served as our senior vice president, customer support and education since September 2002. Prior to that, Ms. Martinko served in various leadership positions at Merant PLC, including vice president of human resources, vice president of customer support and vice president of customer education.

Subsequent to fiscal 2003, we made other significant changes in our management. See "Our Directors and Executive Officers" beginning on page 74 of this report for information regarding our directors and officers.

  Issuance of Restated Financial Statements

        On February 28, 2003, we filed a Current Report on Form 8-K with audited annual financial statements for the three fiscal years ended March 31, 2002, which included restatements of fiscal years 2001 and 2000 and for the first three quarters of fiscal year 2002. For the restatement period, between April 1, 1999 and December 31, 2001, we reduced previously reported revenue of $1.34 billion by $507.3 million. The adjustments in the accounting restatement related primarily to revenue recognition, accounting for business combinations, balance sheet presentation of factored accounts receivable and accounting for stock options and the related income tax effects. Generally, these adjustments reduced previously reported overstated revenue and increased understated total liabilities and operating expenses of the Company that were not accounted for properly under generally accepted accounting principles (GAAP).

  Revenue Recognition

        Revenues for the period from April 1, 1999 to December 31, 2001 were overstated by $507.3 million. There were several categories of revenue recognition irregularities:

        Payment Conditions and Contingencies—In addition to selling directly to end-users, we sell products and services through third-party resellers. During the restatement period, we had recognized revenue when it "sold in" to a third-party reseller, regardless of whether the reseller had a firm commitment from an end-user to purchase the software. In many cases, revenue was recognized despite the fact that the purchase commitments with resellers were not fixed, but were subject to conditions and contingencies. As a result, revenue was restated to reflect revenue only upon completion of the ultimate sale to an end-user customer.

        Reciprocal Transactions—During the restatement period, we engaged in a number of reciprocal transactions related to acquisitions, investments, and sales to customers. In certain instances, we purchased product lines from or made investments in customers who agreed to license our products. In such instances, we generally recognized revenue for the product licensed and capitalized the acquired product received from or investment made in the licensee. In other instances, we engaged in non-monetary exchanges, trading our software or services for a customer's product. In these instances, we recorded the product or services received as either inventory or prepaid expenses and recognized license revenue for our product licensed. Accounting for these transactions has been restated, as appropriate, to reduce the original cost of the acquisition or investment or reflect the exchange at historical cost when either (i) the value of the exchange could not be objectively measured or (ii) the exchange was for a product to be sold in the ordinary course of business.

        Timing Issues—We used long-term installment contracts as a standard business practice during the restatement period. The contract fee was generally recognized as revenue at the time the installment contract was signed. However, based on our review of the collection history of these contracts, along with our history of providing concessions to customers, we restated results to reflect revenue upon collection of the extended payment. In addition, we previously recorded numerous transactions as revenue in a given period, although the sales order was not completed until after the end of the fiscal period. Revenue was restated to record these transactions in the proper periods.

        Improper Write-offs—Many accounts receivable balances arising from improperly recorded revenue transactions, as described above, were inappropriately charged to bad debt expense, cost of acquisitions, or accrued liabilities. The restated results reflect these transactions as reductions in previously reported revenue.

  Business Combinations Accounting

        During the restatement period, we made several business acquisitions, some of which were not properly recorded. In certain cases, reciprocal licensing transactions were recorded as revenue from customers, instead of reducing acquisition costs. In other instances, the value of stock options issued was not included as a cost of the acquisition. In many transactions, acquisition liability accruals were overstated and operating expenses (such as bad debts or revenue reversals) were improperly offset against the accrual. The consolidated financial statements have been restated to account properly for these items under GAAP.

  Long-lived Assets Impairments

        We previously recorded charges to reflect the impairment of goodwill and other intangibles, strategic investments and other long-term (or so-called "long-lived") assets. We have determined that charges originally booked were understated. The restated consolidated financial statements reflect the proper amount of charges to reduce these assets to the appropriate carrying values.

  Stock Options Accounting

        Based on our past practice, many employee stock options contained exercise prices that were below the common stock market values on the dates the options were granted. Under Accounting Principal Board (APB) Opinion No. 25, we should have recorded compensation costs equal to the aggregate difference between the fair market value of the stock and the exercise price of the options granted. We also accelerated the vesting periods for certain options that had previously been granted to employees. Under Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (FIN 44), the acceleration of vesting of stock options after June 30, 2000 could cause an accounting charge for the affected options. The consolidated financial statements, as restated, now reflect the appropriate accounting for stock options.

        Our investigation did not attempt to assess whether accounting irregularities or frauds occurred in the periods prior to the period covered by the restatement or the accuracy of our financial disclosures covering such prior periods. We reviewed transactions prior to the restatement period as necessary to prepare the restated financial statements. However, we did not review the pre-restatement period transactions to the same extent as we had for the transactions during the restatement period. Therefore, our financial statements and other disclosures regarding our financial results for these prior periods should not be relied upon.

  Government Actions Against Former Employees

        In November 2002, our former assistant treasurer, Ilse Cappell, pleaded guilty to felony conspiracy to commit bank fraud, admitting she and others at Peregrine conspired to commit bank fraud in order to manipulate our apparent financial condition to mislead securities analysts and investors. In April 2003, Mr. Gless pleaded guilty to felony conspiracy and securities fraud, admitting to taking part in a scheme to prematurely recognize revenue and boost our stock price and mislead investors. In June 2003, one of our former sales executives, Steven Spitzer, pleaded guilty to felony conspiracy to commit securities fraud. In each of these cases, the Securities and Exchange Commission filed a civil action against the former employee alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder, involving financial fraud, insider trading, falsification of books and records and financial reporting obligations. These civil actions are pending.

        The Department of Justice and the Securities and Exchange Commission are continuing their investigations into a number of individuals formerly associated with Peregrine, and we are fully cooperating in these investigations. We have also been advised by the Department of Justice that one of our current employees is a subject of investigation and it is possible that charges could be brought against this employee or other current employees. For information concerning the Department of Justice's ongoing investigation of Peregrine, please refer to the section captioned "Legal Proceedings—United States Department of Justice Investigations" beginning on page 26.

  Our Settlement with the Securities and Exchange Commission

        In June 2003, a settlement with the Securities and Exchange Commission was approved by the United States District Court for the Southern District of California, resolving all matters raised in the civil action the Securities and Exchange Commission filed against us, except the request for a civil penalty and disgorgement. The Securities and Exchange Commission separately withdrew the request for money damages and disgorgement in July 2003. Under the terms of the settlement, we have agreed, among other things, to:

  •
  Be enjoined from violating certain provisions of the federal securities laws;

  •
  Comply on an accelerated basis with the rules regarding management's reporting on internal controls in accordance with the Sarbanes-Oxley Act of 2002 (we have requested an extension of the date by which such compliance would be required as a result of a delay in the promulgation of the implementing rules and regulations);

  •
  Retain an internal auditor to ensure that our financial results are accurately reported (in October 2003 we hired Steve Burt and in December 2003 we retained the services of RSM McGladrey, a global accounting firm, to provide internal audit services. Mr. Burt and RSM McGladrey each performs internal audit functions and each reports directly to our Audit Committee);

  •
  Establish a corporate compliance program and retain a compliance officer to perform an ongoing review of the effectiveness of our governance systems (we retained the services of an acting compliance officer, Worth MacMurray, in November 2002 and appointed a permanent compliance officer, John Skousen, effective September 2003 and a compliance program has been implemented);

  •
  Commence a training program for our officers and employees to prevent violations of federal securities laws (the training program has commenced); and

  •
  Make a public statement that fully and accurately discloses the condition of our internal control structure and our procedures for financial reporting on the effective date of our plan of reorganization (we have made such a statement—our Current Report on Form 8-K filed on August 7, 2003).

        Since we are not current in our periodic reporting to the Securities and Exchange Commission, we are not in compliance with the requirement of the settlement pertaining to refraining from violating federal securities laws. Our chief executive officer and chief financial officer have taken exceptions for the late filing of this report and the omission of selected financial information for our fiscal year ended March 31, 1999 in their certifications under Section 906 of the Sarbanes-Oxley Act of 2002 that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. While we remain in discussion with the Securities and Exchange Commission, we can give no assurance that a further enforcement action will not be brought against us. Responding to any such enforcement action could be expensive and time-consuming for management and could have an adverse effect on our reputation and ability to generate sales. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 55 of this report.

  Litigation Trust

        Under our plan of reorganization, an independent litigation trust was established and initially funded with a cash payment of $3.2 million from us. We also issued 708,750 shares of our new common stock to the trust. With limited exceptions, potential claims and causes of action we had against our former officers and directors for negligence, breach of fiduciary duty, insider trading or any other breaches of duty imposed by law, all potential claims we had against our former auditor Arthur Andersen relating to accounting services provided to us, claims brought by third parties against some of our former directors and officers purportedly on our behalf as derivative claims, and certain other claims, were transferred to the litigation trust. The assigned trustee has the authority to prosecute, abandon, release, settle or otherwise dispose of these claims at the trustee's sole discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the stockholder litigation, the Loran Group and Heywood Waga, must consent in advance to any release, settlement, compromise or liquidation of claims. We are not entitled to receive any proceeds from the trust. We are required under a Bankruptcy Court stipulation and the litigation trust agreement to provide the trustee with access to our books and records, to make our employees available as witnesses and to be available for depositions, interviews and other proceedings. For more detail regarding the litigation trust, including how proceeds of the trust will be distributed, we refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operation—Our Plan of Reorganization—Treatment of Classes of Claims," beginning on page 51 of this report.

        In February 2004, the trustee filed suit in California Superior Court in San Diego County against our former directors or officers John Moores (and Moores' family trusts), Christopher Cole, Charles Noell, Stephen Gardner, Matthew Gless, Richard Nelson, Norris Van Den Berg, Thomas Watrous, Douglas Powanda, Fred Luddy, William Savoy, Richard Hosley, and Rod Dammeyer under theories of insider trading, breach of fiduciary duty, waste of corporate assets, conspiracy and unjust enrichment. The trustee also is pursuing claims against Arthur Andersen for violations of the federal securities laws in connection with accounting services Arthur Andersen provided to us.

  Certain Other Litigation

        Certain other litigation matters pertaining to us, but to which we are not a party, are pending in the California Superior Court in San Diego and the Federal District Court in San Diego. These include cases brought by a group of former Remedy Corporation stockholders alleging claims against some of our former officers and directors; by Barry Ariko, former chief executive officer of Extricity, against certain of our former directors and officers, among others; by a purported class of Harbinger stockholders against former Harbinger directors and officers and Goldman Sachs pertaining to our acquisition of Harbinger; and by a purported class of Remedy Corporation stockholders against former Remedy Corporation directors and officers and Morgan Stanley related to our acquisition of Remedy Corporation. We may be required to produce documents and some of our current employees may be called upon to give depositions or other testimony in these proceedings. These obligations may require a substantial amount of time and attention by certain of our management and other employees.

  Operations Subsequent to Emergence from Bankruptcy Proceedings

        As a result of our emergence from bankruptcy proceedings and the restructuring of our assets and liabilities following the adoption of our plan of reorganization, and as a result of the disposition of our non-core assets, we have significantly reduced our cost structure, including our personnel. We have retained many core customers, have added new customers and have refocused on our primary line of business, information technology asset and service management software, by adopting a business strategy of simplifying and enhancing our product offering. In addition, there have been significant changes in our management subsequent to the end of fiscal year 2003—see "Our Directors and Executive Officers" beginning on page 74.

        Although we have emerged from bankruptcy proceedings, our ability to manage the business effectively is subject to a number of operational and legal risks. These risks include:

  •
  Concerns on the part of potential and existing customers that our previous financial and accounting problems and our bankruptcy proceedings may adversely affect our ability to provide the services and products they require;

  •
  Continuing deficiencies in our internal control over financial reporting; and

  •
  Our failure to become current in our Securities Exchange Act reporting requirements and our resulting noncompliance with our settlement agreement with the Securities and Exchange Commission.

For more detail regarding these and other risks, readers should carefully review the information set forth under the captions "Risk Factors," beginning on page 55 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in or incorporated by reference into this report.

ITEM 1.    BUSINESS

        The information contained in Item 1 provides a description of our business as of the filing date of this report, except where we specify (or the context requires) that the disclosure is as of an earlier date.

  OVERVIEW

        We are a global provider of enterprise software. Our core business is providing information technology asset and service management software solutions that are designed to enable organizations in the private and public sectors to increase productivity, reduce costs and accelerate a return on investment by managing portfolios of information technology assets and streamlining service management operations.

        Our flagship products, AssetCenter® and ServiceCenter®, support two main business processes: asset management and service management. Typically, the assets managed with our products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with our products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

        AssetCenter®, our asset management software solution, enables customers to manage the physical, financial and contractual aspects of information technology and other infrastructure assets from their acquisition to their eventual disposal.

        ServiceCenter®, our service management software solution, is designed to enable service desks to deliver services and support more efficiently, accurately and proactively to maintain information technology and other types of infrastructure assets. These products can be used in tandem to provide a broad-based solution for information technology asset and service management needs.

        We currently offer four product lines to complement and enhance our information technology asset and service management products:

  •
  Automation;

  •
  Business Intelligence/Reporting;

  •
  Employee Self Service; and

  •
  Integration.

        Our Automation technology automatically finds, identifies and tracks information technology and other infrastructure assets. Our Business Intelligence/Reporting technology provides business intelligence and reporting solutions to meet the needs of different users and organizations, including real-time viewing of strategic performance metrics. Our Employee Self Service suite of products, referred to as our Get-It™ applications, allow organizations to extend information technology asset and service management capabilities directly to all employees through a single, web-based interface. Our Integration technology enables customers to connect our products to a variety of third-party applications.

        Our customers include Fortune Global 2000 companies, medium-sized companies, numerous federal, state and local government agencies worldwide and outsourcers such as EDS and Unisys. We focus on serving entire organizations, including governmental agencies and educational institutions, with complex infrastructures, but our customers also include departments of these organizations as well as mid-size organizations with varied information technology asset and service management requirements.

        We were incorporated in California in 1981, reincorporated in Delaware in 1994 and went public with an initial public offering in April 1997. We filed for protection under Chapter 11 of the

Bankruptcy Code on September 22, 2002, and on July 18, 2003, the Bankruptcy Court entered an order confirming our plan of reorganization. The effective date of our plan of reorganization was August 7, 2003. See "Background Information Regarding our Financial Restatements and Chapter 11 Bankruptcy Proceedings" beginning on page 3 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" beginning on page 51 of this report. Our principal executive offices are located at 3611 Valley Centre Drive, San Diego, CA 92130. Our telephone number is (858) 481-5000, and our website is accessible at www.peregrine.com. The information posted on our website is not incorporated into this report. Beginning with this report, we will make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission.

  Industry Background

        We operate mainly in the network and systems management sector of the software industry. This sector provides the applications and tools needed to ensure the provision, capacity, performance and availability of an organization's computing, networking and software applications resources. Most of our customers are information technology departments of businesses and government and education entities. These entities face intense pressure to deliver highly reliable always-available service. Global enterprises today must routinely manage tens of thousands of information technology assets, which include desktop and laptop computers, servers, routers and other computer-networking devices, data storage devices, off-the-shelf and custom software housed on servers and personal computers, cell phones, personal digital assistant (PDA) devices and other technology. Over the past decade these enterprises have faced increasing costs and operational and business risks in acquiring, managing and servicing information technology assets. Our comprehensive asset management products enable organizations to manage the financial and physical elements of massive amounts of information technology and other infrastructure assets. Our service management products enable organizations to improve the reliability and availability of their infrastructure by providing support for information technology assets and by efficiently managing the problem resolution process as well as additions, changes in location, upgrades and other changes to these assets within the enterprise.

  Products

        As an enterprise software provider, our products address critical needs in today's economy as the information technology departments of organizations seek ways to simplify and consolidate information technology infrastructure, reduce costs and align information technology priorities to business objectives. Our flagship products in information technology asset and service management are AssetCenter and ServiceCenter. We offer four additional product lines that complement these flagship products: Automation, Business Intelligence/Reporting, Employee Self Service and Integration. Descriptions of our two flagship products as well as the four complementary product lines follow.

        AssetCenter.    Asset management software products enable organizations to manage information technology and other types of assets that comprise the complex infrastructure supporting a customer's operations. These assets include desktop, laptop and personal computers, servers, routers and other computer-networking devices, data storage devices, off-the-shelf and custom software housed on servers, cell phones, PDAs and other devices that make it possible to operate a modern company or government agency. AssetCenter allows organizations to inventory these assets and manage the other physical, financial and contractual aspects of these assets through the full lifecycle, beginning with procurement and ending when they are retired through disposal or divestiture. Our software automates processes and workflows, replacing tedious manual processes and less sophisticated computer-based processes for tracking assets. Using this product, organizations have access to information showing where assets are located, who is using them, and which employees are entitled to their use under corporate policy. This product also assists customers in managing the financial aspects of each asset, including contractual terms of purchase or lease and related warranties. AssetCenter also provides the capability to manage software license compliance and entitlement, control expenses through charge-back programs to business units and reduce costs with streamlined procurement processes. Customers can choose among AssetCenter's modules to meet specific business needs and provide a foundation for enduring management of their infrastructure. These modules consist of "Cable and Circuit," "Contract Management," "Financial Management," "Portfolio Management" and "Procurement Management."

        ServiceCenter.    Service management applications enable an organization to automate and optimize the service desk function, improving the availability and productivity of infrastructure assets and reducing costs by allowing this service to be provided more efficiently. ServiceCenter provides tools and workflows designed to strategically manage and extend the value of information technology infrastructure assets based on fully-integrated best-practice processes, in accordance with the Infrastructure Technology Service Management framework set forth by the Information Technology Infrastructure Library (ITIL). ITIL is a set of documents created by the U.K. government that represents the standard for best practice in providing information technology service. ServiceCenter is built upon an application delivery platform that can be extended without complex programming and is used as an information hub for an information technology organization. Many customers standardize their systems using ServiceCenter, to consolidate and replace multiple or isolated ticketing systems located across disparate departments and geographies. Using ServiceCenter with our Employee Self Service product, employees can easily submit any type of request or notify the service desk of any issues related to computers, software applications or any other information technology asset. These requests are automatically routed, prioritized and tracked until completion of the task requested. ServiceCenter's modules consist of "Asset Contracts," "Change Management," "Incident Management," "Inventory and Configuration Management," "IR Expert," "Request Management," "Root Cause Analysis," "Scheduled Maintenance," "Service Management," "Service Level Management" and "Work Management."

        Automation.    Our Automation products find, identify and track information technology assets with modules for "Desktop Inventory" and "Network Discovery." Desktop Inventory delivers a comprehensive view of an organization's desktop environment by automatically scanning personal computer system configurations and tracking information about the software installed on the computers. Network Discovery provides visibility into network operations, including real time access into configuration and the performance of hardware assets within the networked infrastructure. AssetCenter and ServiceCenter augment Desktop Inventory and Network Discovery to ensure that information technology asset management and service delivery processes are built around accurate and reliable operations data.

        Business Intelligence/Reporting.    Our Business Intelligence/Reporting product, BI Portal, is a tool for advanced analysis and mining of data maintained in ServiceCenter. Our product provides a predefined set of metrics and meta data from ServiceCenter, giving customers a consolidated list of their business variables and enabling users to analyze standardized business data from a number of perspectives. Users are able to generate reports and graphs to identify and communicate trends that are not readily identifiable through more traditional reporting methods. Our product also allows users to define their own queries or metrics and publish the results for other users to view.

        Employee Self Service.    Our Employee Self Service product line is composed of web based applications that provide self-service capabilities designed to make organizations more efficient. With these Get-It applications, employees are able to obtain information, resources and services through any web browser. Get-Services™ extends ServiceCenter, giving employees a single point of entry for initiating and tracking service requests. An employee who needs support for a malfunctioning laptop, for example, can simply access Get-Services to request service. A second application, Get-Resources™, enables employees to request information technology resources, such as a printer, from their web-browser. The application streamlines the request process by providing information on assets and services approved for use by the business and automating the management approval process. Get-Answers™, a knowledge management application for service desk technicians and employees, provides a centralized company knowledge base accessible by specified users. It provides a simple user interface, an intuitive and powerful search engine and a methodology ensuring that new information can be added easily and existing information can be updated.

        Integration.    We provide powerful business process integration and data transformation capabilities in the form of adapters and protocols to support integration of third-party software products with AssetCenter and ServiceCenter. Our flexible and open applications allow integration of disparate data and applications, including third-party products such as accounting applications, commonly referred to as enterprise resource planning, or ERP, applications, network systems management applications and inventory applications. This integration capability also allows companies with multiple information technology service organizations to maximize the value of the disparate software tools being used across the organization to better understand the performance of the overall infrastructure.

        We recognize that the value of our software products depends on their ability to address specified business needs. As a result, we plan to offer pre-defined business solutions to solve our customers' highest-priority challenges. In designing our business solutions, we will package one or more of the software products described above with professional, educational, customer support and maintenance services based on our best practices experience. We currently intend to offer pre-defined business solutions for "Service Control" and "Asset Expense Control" and we intend to offer other solutions in the future.

  Technology

        Our applications automate information technology business processes and provide tailoring and workflow capabilities that enable the product to be modified to meet customer-specific business needs. Our client-server applications are built using modern technologies and standard protocols to support distributed, heterogeneous architectures and to cooperate with common middleware—that is, the software that resides between the operating system and the end user application software—found in most enterprise environments. We also develop tools, which we term "light-weight" agents, to automate complex discovery and administrative tasks, such as the distribution of software corrections or remote process execution. Our newer products use industry-standard protocols such as J2EE, XML, SOAP and HTTP to facilitate integration with other enterprise software.

        In addition to creating technology for our products, we incorporate into our products certain technology created by other companies, some of which is critical to product use. When we incorporate third-party technology into our products, we may be required to pay royalties to the technology providers.

        As part of our relationship with IBM, we have an obligation to maintain compatibility between our products and certain IBM middleware components. In return, we gain access to certain technical services from IBM, including technical and development support, education and training. In addition, we have early access to IBM's emerging technologies.

  Product Licensing

        We generate revenues from our software products by licensing them to our customers on a fee basis. We typically license our software products on a perpetual basis under a non-exclusive license agreement. License fees depend on the product licensed, the product's use and functionality, the number of users of the product licensed and the country in which the license is sold. We offer discounts to customers based on competitive factors and the size or number of implementations they require. We sometimes offer special discounts to educational and governmental institutions. Indirect sales through our alliance partners are made at discounts from our list prices based on the program and level in which the particular alliance partner participates.

  Customer Support and Maintenance Services

        Customer support and maintenance services represent an integral part of our relationships with our customers by facilitating their success with our products and services. Our tiered-support offerings are designed to provide customers with a choice of maintenance plans so that they can select the plan that best fits their organizational support needs. Our offerings include e-mail, phone and web-based support services. Additional offerings are available either as part of a higher service level plan or as a stand-alone offering. Examples include 24-hour customer support, use of a designated support account manager and an annual system check. We maintain customer support centers in Canada, France, Germany, the United Kingdom and the United States. We also have relationships with third parties that provide customer support and maintenance services for specified customers and local markets. In addition, IBM agreed with certain customers to provide maintenance services on Peregrine products it sold in the event we become unable to fulfill those obligations.

  Professional and Educational Services

        In most cases, third parties are responsible for implementing the products that we sell and are paid directly by the customer. IBM, for example, has trained a significant number of its consultants to deliver a broad range of professional services tied to our products. In addition, our own professional services group offers consulting and project management services to help customers enjoy the full value of our products. In order to manage fluctuating demand for our services, we usually subcontract these integration services we are responsible for to one of our integration partners. We also sometimes act as a subcontractor to a third-party service provider, such as IBM.

        The basic consulting services we offer include:

  •
  Analyzing user requirements and integrating basic functions that will quickly demonstrate the benefits of our products;

  •
  Comprehensive upgrade planning and execution to enable cost-effective software version migrations to our most-current products; and

  •
  Pre-packaged offerings that address specific customer requirements with best-practice, repeatable procedures.

        Our professional and educational services group also provides instructor-led training, web-based training, virtual classroom sessions and on-site training to our customers.

        Our professional services group has staff in France, Germany, the United Kingdom and the United States. In areas where we do not have professional and educational services personnel, partners deliver these services.

  Product Development

        We develop our products based on market and competitive trends and through consultation and collaboration with existing and potential customers. We devote significant resources to developing new and enhanced versions of our products. Our research and development expenditures were $52.4 million, $59.9 million and $60.6 million in fiscal 2003, 2002 and 2001, respectively, representing 23%, 21% and 28%, respectively, of revenues for those period. Readers should carefully review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of these expenditures.

        Our research and development teams are based in four locations: our San Diego headquarters; Bourg la Reine, France; Ottawa, Canada; and Richmond, England.

  Sales and Marketing

        We sell our software and services in North America and Europe primarily through a direct sales force. Our direct sales model constitutes a set of coordinated activities among field account representatives, inside sales and solutions consultants who consult on the technical aspects of our products. We conduct our sales and marketing efforts from our headquarters in San Diego and field offices in major cities in North America and Europe. Additionally, we have regional offices in Japan, Australia and Singapore, serving the Asia/Pacific Rim markets. We demonstrate our products over the Internet, via "web-casts," but we frequently travel to customer locations for product demonstrations to facilitate a consultative sales process.

        In addition to our direct sales strategy, we sell our software indirectly through our alliance partners, which include global and regional solution providers and systems integration firms. Our typical indirect alliance partner is a global or regional solution provider or a system integration firm that sells our products and provides related integration and other services, with or without our assistance, to an end-user. In the Asia/Pacific Rim markets, as well as emerging markets in Europe and Latin America, our alliance partners manage the sales process with limited assistance from us. In our core markets in North America and Europe, we typically assist our alliance partner in the sales process.

        We derive a substantial portion of our revenues from sales of products through our alliance partners. The largest of our alliance partners in fiscal 2003 was IBM. Sales associated with our IBM relationship accounted for approximately 22% of our total license revenues in fiscal 2003. During the bankruptcy process, we expanded our relationship with IBM by creating a risk mitigation program through which IBM guaranteed the servicing of our product offerings to certain joint customers through August 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Fiscal Years Ended March 31, 2003, 2002, 2001 and 2000—Revenues" beginning on page 35 of this report.

        We also devote resources to product marketing, marketing communications, alliance marketing, telemarketing and sales training. The primary focus of the marketing functions is to create market awareness and demand for our products and to develop sales tools that support sales activities.

  Customers

        Our customers include Fortune Global 2000 companies, medium-sized companies, numerous federal, state and local government agencies worldwide and outsourcers such as EDS and Unisys. We focus on serving large organizations with complex infrastructures, but our customers also include departments of these large organizations and mid-size organizations with varied information technology asset and service management requirements. Outsourcers typically purchase our products to include them in broader information technology solutions they offer to their customers. Our license sales to customers generally fall into two categories: existing customers buying additional licenses and modules, and new customers buying their first license from us. For a discussion of the risks related to our customer base and other risks facing our business, readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 55 of this report. As indicated above, sales associated with our IBM relationship accounted for approximately 22% of our total revenues in fiscal 2003.

  Competition

        Sources of Existing Competition.    The market for our products is highly competitive and diverse. Our competitors vary in size and in the scope and breadth of the products and services offered. These competitors include large, mid-tier and small vendors. Our closest competitors are Fortune 500 technology vendors that have greater financial resources than we do and offer a wide range of products and services, including offerings that compete with our information technology asset and service management software, as well as a number of smaller niche vendors. Our competitors include: Altiris; Computer Associates; Hewlett-Packard; MRO Software; Remedy, a BMC Software company; and USU Software AG.

        We believe that the principal competitive factors affecting our market are:

  •
  Product functionality;

  •
  Price and cost effectiveness;

  •
  Product performance;

  •
  Quality of support and professional services; and

  •
  Company reputation.

        Although we believe that our products and services compete favorably with respect to these factors, the market for our products is highly competitive. In addition, potential customers may have concerns about purchasing from us because of our size relative to larger competitors and our past accounting irregularities and bankruptcy proceedings. Finally, large enterprises that compete with us have better access to potential customers, and may be able to price their products more competitively because of their size and the breadth of their product offerings.

        Sources of Future Competition.    We believe that competition will be influenced by continuing consolidation in the software industry. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire a significant market share. Current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties.

        General Competitive Factors in the Industry.    Some of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly than we can to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion and sale of their products. We also believe that there is a trend among competitors toward securing market share at the expense of profitability. We may not be able to compete successfully against current and future competitors that seek to improve market share at the expense of profitability. If this occurs, our responses to competitive pressures may adversely affect our business, operating results and financial condition.

  Seasonality

        Like many software companies, demand for our products tends to be strongest in the quarters ending March 31 and December 31 and weakest in the quarter ending June 30. We believe that we benefit in our quarter ending December 31, relative to our quarters ending June 30 and September 30, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Seasonal patterns may change over time and we may experience variability in demand associated with seasonal buying patterns in foreign markets. As an example, our quarter ending September 30 is typically weaker, in part reflecting a slowdown in European business during that region's traditional summer holiday season.

  Segment and Geographic Financial Information

        We focus on developing and marketing our information technology asset and service management software products to a single business segment, the network and systems management sector of the software industry. See our consolidated financial statements and Note 21 thereto for information concerning our fiscal 2003 revenues from external customers, net income, statement of total assets and other financial data pertaining to our geographic operations.

  Intellectual Property

        Our success depends on our ability to maintain and protect our proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. To a lesser extent, we rely on patent protection, and some of our technologies, consisting principally of acquired technologies, are covered by issued patents and pending patent applications. We attempt to protect our intellectual property rights by limiting access to our software products and documentation. Our software products are provided only to customers that have signed license agreements, certain partners that have signed partner agreements, and certain customer prospects that sign restrictive software evaluation agreements. We attempt to restrict access to the source code for our software products and other proprietary information to our developers and a very limited number of partners. However, like many software companies, we maintain a copy of our source code on deposit with a third-party escrow agent that is entitled to provide the source code to select customers if a catastrophic event prevents us from continuing to support our products. In addition, we enter into confidentiality agreements with our employees and most customers, vendors and strategic partners. For a discussion of the risks related to our reliance on proprietary technology and other risks facing our business, readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 55 of this report.

  Employees

        As of March 31, 2004, we employed approximately 615 persons worldwide, compared to almost 4,500 employees at our peak in August 2001 and 621 at March 31, 2003. At March 31, 2004, our employees included 183 in sales and marketing, 107 in customer support and maintenance, 37 in professional and educational services, 170 in research and development and 118 in finance and administration. At March 31, 2004, approximately 204 of our employees were located outside North America, principally in Europe. None of our employees is represented by a labor union, other than by statutory unions or workers' committees required by law in some European countries. We have not experienced any work stoppages.

ITEM 2.    PROPERTIES

        The information contained in Item 2 provides a description of our properties as of the filing date of this report.

        Our principal administrative, sales, marketing, support, research and development and training functions are located at our headquarters facility in San Diego, California. As of March 31, 2004, we were leasing approximately 104,450 square feet of office space in San Diego pursuant to a lease that expires April 30, 2012. This is considerably less than the approximately 540,000 square feet we leased in San Diego prior to our reorganization. We also lease office space for sales, marketing, research and development and professional and educational services staff in various locations worldwide.

ITEM 3.    LEGAL PROCEEDINGS

        As many claims against us were discharged during our bankruptcy proceedings, the information contained in Item 3 provides a description of our legal proceedings as of the filing date of this report.

  General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

        Approximately 500 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the general unsecured claims plus the amounts we scheduled for payment without a claim asserted against us exceeded $380 million. For more information regarding these unsecured claims, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—General Unsecured Claims" beginning on page 47 of this report.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate, for alleged unauthorized and unlicensed use of their software. Microsoft filed a proof of claim in December 2002 seeking at least $3 million related to our use of Microsoft products in the period prior to the bankruptcy filing, an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after our bankruptcy filing. We agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, we filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. No discovery cut-off or trial date has been set by the Bankruptcy Court. We are currently exchanging information with Microsoft and engaging in settlement discussions. If a consensual resolution is not reached, the Bankruptcy Court could set a trial date for some time in 2004. It is not currently possible to predict an outcome regarding Microsoft's claims. However, any liability in excess of the minimum asserted amount of Microsoft's claim could adversely affect our liquidity and financial condition.

  United States Department of Justice Investigations

        In May 2002, the United States Department of Justice commenced an investigation of Peregrine related to events precipitating our bankruptcy filing and by subpoena in August 2002 required that we turn over to it all documents and electronic data furnished to the Securities and Exchange Commission in connection with the Securities and Exchange Commission's civil action, including the investigation report. We also are aware that the United States Department of Justice is investigating a number of individuals, including certain former employees and former directors. We have also been advised by the Department of Justice that one of our current employees is a subject of investigation and it is possible that charges could be brought against current employees. While we are cooperating fully with the Department of Justice investigations, it is also possible that charges could be brought against us. The defense of any such claim against us could be expensive and time-consuming for management. Any charges against us or current employees could damage our reputation among existing and potential customers and have an adverse effect on our ability to generate sales.

  Copley Press

        To assist the Securities and Exchange Commission in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel regarding its investigation into, among other things, our accounting irregularities. The report was filed under seal with the Bankruptcy Court as an exhibit to a motion filed by the official committee of unsecured creditors. A party in interest, Copley Press, Inc., petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the report. We filed a motion to have certain filings unsealed in whole or in part and redacted certain portions of some unsealed filings to protect third parties' privacy rights, to protect confidential information, and for other valid reasons, but we opposed the unsealing of the report. Among other things, we argued that the report was intended as a preliminary report and as a starting point for the government investigations and that the report contained confidential commercial information. At the hearing on Copley's motion, the Bankruptcy Court held that the report had been improperly filed, and struck the report from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the district of Delaware on August 18, 2003. We vigorously opposed Copley's appeal. Copley's appeal has been fully briefed, and oral argument was held on November 6, 2003. The District Court has not yet ruled on Copley's appeal.

  Other Litigation

        We are also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect our financial position, results of operation or liquidity. For information regarding the litigation trust established under our plan of reorganization, a lawsuit filed by the trust, and certain other lawsuits related to Peregrine, but not directly involving us, refer to the information under the caption "Litigation Trust" and "Certain Other Litigation" beginning on page 16 of this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No stockholder votes took place during the fourth quarter of fiscal 2003.

ITEM 5.    MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our old common stock was traded on the Nasdaq National Market under the symbol "PRGN" from the time of our initial public offering in April 1997 until August 30, 2002, when it was removed from listing on Nasdaq. From September 1, 2002 through August 6, 2003, our old common stock was traded in the over-the-counter securities market operated by Pink Sheets LLC. Since August 8, 2003, our new common stock has been traded in the over-the-counter securities market operated by Pink Sheets LLC under the symbol "PRGN". The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table sets forth, for the periods indicated, the high and low closing prices reported on the Nasdaq National Market from April 1, 2001 through August 30, 2002 and the high and low bid prices from September 1, 2002 until March 31, 2003, as reported on the Pink Sheets for our old common stock.

	HIGH	LOW
FISCAL YEAR ENDED MARCH 31, 2003:
Fourth Quarter	$0.43	$0.09
Third Quarter	0.12	0.05
Second Quarter	0.71	0.06
First Quarter	9.60	0.30
FISCAL YEAR ENDED MARCH 31, 2002:
Fourth Quarter	14.51	6.26
Third Quarter	18.57	6.26
Second Quarter	30.03	12.53
First Quarter	31.95	13.75

  Our Recapitalization

        Information in the table above does not reflect the recapitalization of our capital stock pursuant to our plan of reorganization. Since our emergence from bankruptcy proceedings, the high and low bid prices for our new common stock, as reported by the Pink Sheets, were $26.95 and $15.20, respectively. As of April 26, 2004, the bid price of our new common stock was $20. For a description of our recapitalization, readers should carefully review the information set forth under the caption "Background Information Regarding our Financial Restatements and Chapter 11 Bankruptcy Proceedings," beginning on page 3 of this report.

        As of March 31, 2004, there were 15,000,323 shares of our new common stock, par value $0.0001, issued and outstanding and no shares of preferred stock issued and outstanding. We are authorized to issue 100,000,000 shares of new common stock, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value. We estimate that on March 31, 2004, there were approximately 1,290 holders of record of our new common stock.

  Dividends

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends may depend on the ability of our subsidiaries to pay dividends or make cash payments or advances to us. The indenture governing our 6.5% senior notes due 2007 imposes restrictions on our ability to pay dividends. For example, our ability to pay dividends will depend upon, among other things, our level of indebtedness at the time of the proposed dividend or distribution, whether there is a default under the indenture and the amount of dividends or distributions made in the past. Our future dividend policy also will depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits, and our Amended and Restated Certificate of Incorporation, which restricts our ability to pay dividends, in cash or in kind, on our new common stock until certain obligations under the plan are paid in full or otherwise discharged.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        Our selected consolidated financial data is presented below as of March 31, 2003, 2002, 2001, and 2000, for each of the years in the four-year period ended March 31, 2003, and is derived from our audited consolidated financial statements. The consolidated financial statements as of March 31, 2003, 2002, 2001 and 2000 and for each of the years in the four-year period ended March 31, 2003, and the report of independent auditors thereon, are included elsewhere in this report. Our investigation described under "Background Information Regarding Our Financial Restatement and Chapter 11 Bankruptcy Proceedings" did not attempt to assess whether accounting irregularities or frauds occurred in the periods prior to fiscal 2000 or the accuracy of our financial disclosures covering such prior periods. We have only considered data in such prior periods as necessary to prepare our financial statements for fiscal year 2000. Therefore, our financial statements and other disclosures regarding our financial results prior to fiscal 2000 should not be relied upon. We have not included revised consolidated financial data as of and for the year ended March 31, 1999 because we have not restated this data. As a result of this omission and the late filing of this report, our chief executive officer and chief financial officer have not provided unqualified certifications under Section 906 of the Sarbanes-Oxley Act of 2002 that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and related notes thereto "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" included elsewhere in this report.

	Years Ended March 31,
	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$88,567	$130,457	$94,918	$53,329
Maintenance	99,801	86,876	59,302	32,810
Consulting and training	41,672	64,998	59,133	45,493

Total revenues	230,040	282,331	213,353	131,632

Costs and expenses:
Cost of licenses	6,273	16,229	12,252	3,109
Cost of maintenance	26,464	34,383	24,920	12,791
Cost of consulting and training	38,400	68,097	63,845	41,964
Sales and marketing	107,891	260,760	239,877	109,127
Research and development	52,410	59,942	60,588	33,491
General and administrative	88,783	96,512	61,313	27,660
Restructuring, impairments, amortization and other	92,231	490,378	113,533	108,843

Total operating costs and expenses	412,452	1,026,301	576,328	336,985

Loss from continuing operations before reorganization, interest and income taxes	(182,412)	(743,970)	(362,975)	(205,353)
Reorganization items, net	(458)	—	—	—
Interest expense, net	(35,743)	(18,822)	(6,192)	(2,005)

Loss from continuing operations before income taxes	(218,613)	(762,792)	(369,167)	(207,358)
Income tax expense on continuing operations	(8,092)	(4,270)	(5,613)	(10,060)

Loss from continuing operations	(226,705)	(767,062)	(374,780)	(217,418)
Income (loss) from discontinued operations, net of income taxes	257,564	(1,264,331)	(1,469,737)	—

Net income (loss)	$30,859	$(2,031,393)	$(1,844,517)	$(217,418)

Net income (loss) per share, basic and diluted:
Loss per share from continuing operations	$(1.16)	$(4.29)	$(2.71)	$(2.12)

Income (loss) per share from discontinued operations	$1.32	$(7.07)	$(10.62)	$—

Net income (loss) per share	$0.16	$(11.36)	$(13.32)	$(2.12)

Shares used in computation	195,248	178,875	138,447	102,332

	March 31,
	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$264,256	$104,416	$266,024	$33,511
Working capital (deficit)	(266,155)	(131,615)	15,566	(76,981)
Total assets	348,816	532,948	1,041,266	384,025
Long-term obligations, net of current portion	—	274,856	270,061	1,257
Total stockholders' (deficit) equity	(263,999)	(359,774)	368,644	223,211

        The working capital deficit as of March 31, 2003 includes $427.7 million of liabilities subject to compromise. Liabilities subject to compromise refers to liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent our estimate of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. These claims remain subject to future adjustments. Adjustments may result from settlements, actions of the Bankruptcy Court such as reclassification of claims, rejection of executory contracts and unexpired leases, the determination of the value of any collateral securing claims, proofs of claim or other events. It is anticipated that these adjustments may be material. Payment terms for these amounts will be established in connection with the bankruptcy proceedings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 55 of this report for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied by, the forward-looking statements in this report.

        The information contained in this section is generally limited to the reporting periods covered by this report. Please note, however, that given the importance of liquidity to a company that has recently emerged from bankruptcy, we have supplemented our discussion of liquidity and capital resources for fiscal 2003 and 2002 with a more current discussion of our liquidity and capital resources as of March 31, 2004, a date subsequent to the effectiveness of our plan of reorganization.

  OVERVIEW

        From our initial public offering in 1997 through 2001, we significantly expanded our product lines and business through a series of acquisitions, the most significant of which were:

  •
  The acquisition of Apsylog in September 1997, in which we acquired our AssetCenter product, for a total purchase price of approximately $38.6 million;

  •
  The acquisition of Telco Research Corporation in March 2000 for a total purchase price of approximately $112.7 million;

  •
  The acquisition of Harbinger Corporation in June 2000 for a total purchase price of approximately $1.8 billion;

  •
  The acquisition of Loran Network Holding Corporation in September 2000 for a total purchase price of approximately $88.1 million;

  •
  The acquisition of IBM's Tivoli Service Desk suite of products in December 2000 for a total net purchase price of approximately $50.2 million;

  •
  The acquisition of Extricity, Inc. in April 2001 for a total purchase price of approximately $185.2 million; and

  •
  The acquisition of Remedy Corporation in August 2001 for a total purchase price of approximately $1.4 billion.

        As our operations grew through these acquisitions, our operating costs increased significantly. At the same time, the software industry began to experience a downturn and we faced a challenging sales environment. These factors created a liquidity crisis for us, that was exacerbated by covenant defaults under our credit facility as of the quarter ended December 31, 2001. This resulted in our required repayment of approximately $100 million of outstanding borrowings.

        In January 2002, the Securities and Exchange Commission began an informal investigation into Peregrine and our former chief executive officer pertaining to transactions with Critical Path, Inc. that took place in the first half of fiscal 2001 and involved approximately $3.3 million in aggregate Peregrine revenues. In February 2002, the Audit Committee initiated an independent investigation into Peregrine's transactions with Critical Path. In early May 2002, the Audit Committee and, upon the Audit Committee's recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of our chief executive officer and chief financial officer at that time, among others, and publicly disclosed that we were conducting an internal investigation into potential accounting irregularities or frauds, including alleged accounting abuses by our senior management resulting in a substantive overstatement of revenues in prior periods. In mid-May 2002, we announced that we would restate our consolidated financial statements for all of fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods and that our financial statements and related audit reports for the restatement period should not be relied upon.

        As a result, in June 2002 our newly appointed chief executive officer, chief financial officer and the rest of the management team simultaneously focused on four immediate goals:

  •
  Accelerating the process of reducing our operating costs that had begun in February 2002;

  •
  Obtaining third-party funding arrangements;

  •
  Selling non-core assets to fund ongoing operations; and

  •
  Managing the business to conserve cash.

        We streamlined our operations by divesting a number of businesses and non-core product lines and significantly reduced our personnel and cost structure. The divested Supply Chain Enablement (Harbinger and Extricity) and Peregrine Remedy businesses are treated as discontinued operations in the financial statements included in this report. The financial statements include the results of the following non-core product lines that were divested from July 2002 through December 2002: transportation management, facility management, telecommunications management and on-line travel booking systems (collectively referred to as the "non-core products lines").

        On September 22, 2002, we filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Our plan of reorganization was confirmed by the Bankruptcy Court on July 18, 2003. We emerged from bankruptcy protection on August 7, 2003.

        As a result of our bankruptcy filing under Chapter 11, we are subject to the provisions of Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, we are required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the September 22, 2002 petition date that are subject to compromise from those that are not and liabilities arising post-petition. The liabilities that may be affected by our plan of reorganization are reported at the estimated amounts that will be allowed under the plan of reorganization, even if they are ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Revenue Recognition

  •
  Valuation of Long-Lived Assets

  •
  Legal Contingencies

  •
  Accounting for Income Taxes

  Revenue Recognition

        As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and the timing of our revenue for any period if our management made different judgments or utilized different estimates. Our revenue is derived principally from software product licensing and related services. Our standard end user license agreement provides for an initial fee for use of our products in perpetuity. Licenses fees are generally due upon the granting of the license. Maintenance revenue consists of fees for maintenance services, such as technical support and software updates. Consulting and training revenue is for fees earned for professional services provided to customers on a time and material basis. We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission.

        We recognize revenues from license agreements with direct customers when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; the fee is fixed or determinable; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and we have no other significant obligations. Estimates on collectibility are made by management on a transaction-by-transaction basis. If provided in a license agreement, acceptance provisions generally grant customers a right of refund only if the licensed software does not perform in accordance with its published specifications. We believe the likelihood of non-acceptance in these situations is remote and we generally recognize revenue when all other criteria for revenue recognition are met. If such determination cannot be made, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

        For contracts with multiple obligations (e.g., current and future product delivery obligations, post-contract support or other services), we recognize revenue using the residual method. Under the residual method, we allocate revenues to the undelivered elements of the contract based on vendor-specific objective evidence of their fair value. This objective evidence is the sales price of each element when sold separately or the annual renewal rate specified in the agreement for maintenance. We recognize revenues allocated to undelivered products when all of the other criteria for revenue recognition have been met.

        Consulting revenues are primarily related to integration services for our software products, which are most often performed on a time and material basis under separate service agreements. In our judgment, consulting services are not usually considered essential to the functionality of the software. Training revenues are related to instructor-led education about our products. As a result, we recognize license revenue upon delivery of the software, which generally is prior to the delivery of the consulting services. Revenues from consulting and training services are recognized as the respective services are performed.

  Valuation of Long-Lived Assets

        We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior to the adoption of SFAS 144, we evaluated the recoverability of long-lived assets using SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121) and Accounting Principles Board No 17," "Intangible Assets." SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include:

  •
  Significant underperformance relative to historical or projected future operating results;

  •
  Significant changes in the manner of use of the assets or the strategy for our overall business;

  •
  Significant decrease in the market value of the assets; and

  •
  Significant negative industry or economic trends.

        We evaluate the recoverability of our long-lived assets on a quarterly basis. When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate (generally between 15% to 20%) determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. Based on these estimates, we recognized impairment charges on long-lived assets of our continuing operations of $0.9 million, $414.6 million, $44.7 million and $52.4 million for fiscal 2003, 2002, 2001 and 2000, respectively, in continuing operations.

  Legal Contingencies

        We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Expense accruals, if any, were recognized in accordance with SFAS No. 5., "Accounting for Contingencies." As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See "Legal Proceedings" beginning on page 26 of this report and Note 24 of our notes to consolidated financial statements for a description of our material legal proceedings.

  Accounting for Income Taxes

        Significant judgment is required in determining our worldwide income tax provision. In a global business, there are many transactions and calculations in which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and segregation of foreign and domestic income and expense to avoid double taxation. We have accrued reserves for tax contingencies based upon our estimates of the tax ultimately to be paid. This estimate is updated as more information becomes available. While these estimates are based upon the information available when these statements are issued, no assurance can be given that the final tax outcome of these matters will not differ from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period for which such determination is made.

        We recorded a valuation allowance at March 31, 2003, 2002, 2001 and 2000 to reserve all or substantially all of our deferred tax assets, in recognition that it was more likely than not that these deferred tax assets would not be realized. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

  RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the selected consolidated statement of operations data as a percentage of total revenues.

	Years Ended March 31,
	2003	2002	2001	2000
Revenues:
Licenses	38.5%	46.2%	44.5%	40.5%
Maintenance	43.4%	30.8%	27.8%	24.9%
Consulting and training	18.1%	23.0%	27.7%	34.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	2.7%	5.7%	5.7%	2.4%
Cost of maintenance	11.5%	12.2%	11.7%	9.7%
Cost of consulting and training	16.7%	24.1%	29.9%	31.9%
Sales and marketing	46.9%	92.4%	112.4%	82.9%
Research and development	22.8%	21.2%	28.4%	25.4%
General and administrative	38.6%	34.2%	28.7%	21.0%
Restructuring, impairments, amortization and other	40.1%	173.7%	53.2%	82.7%

Total operating costs and expenses	179.3%	363.5%	270.1%	256.0%

Loss from continuing operations before reorganization, interest and income taxes	(79.3)%	(263.5)%	(170.1)%	(156.0)%
Reorganization items, net	(0.2)%	0.0%	0.0%	0.0%
Interest expense, net	(15.5)%	(6.7)%	(2.9)%	(1.5)%

Loss from continuing operations before income taxes	(95.0)%	(270.2)%	(173.0)%	(157.5)%
Income tax expense on continuing operations	(3.5)%	(1.5)%	(2.6)%	(7.6)%

Loss from continuing operations	(98.6)%	(271.7)%	(175.7)%	(165.2)%
Income (loss) from discontinued operations, net of income taxes	112.0%	(447.8)%	(688.9)%	(0.0)%

Net income (loss)	13.4%	(719.5)%	(864.5)%	(165.2)%

  COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2003, 2002, 2001 AND 2000

  Revenues

        Revenues comprise license fees, maintenance service fees and fees for consulting and training services. Revenues were $230.0 million, $282.3 million, $213.4 million and $131.6 million for fiscal 2003, 2002, 2001 and 2000, respectively. Revenues for core products (i.e., all products excluding non-core) and services were $216.0 million, $231.0 million, $155.3 million and $101.3 million for fiscal 2003, 2002, 2001 and 2000, respectively. Fiscal 2003 revenue for core products includes $25.8 million for license transactions entered into in prior fiscal years but for which all revenue recognition criteria were not satisfied until fiscal 2003. Because of changes in our business practices, as described below, revenue from license transactions that are deferred into subsequent fiscal years is expected to decrease significantly in future periods. The reasons for the revenue increases or decreases are discussed below.

        Licenses.    We generally license our products to end-users under perpetual license agreements. The following table provides a summary of license revenue for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Licenses	$88,567	$130,457	$94,918	$53,329
% of total revenue	39%	46%	44%	41%
Increase (decrease) vs. prior year	$(41,890)	$35,539	$41,589
% increase (decrease)	(32)%	37%	78%

        Total license revenue in fiscal 2003 was $88.6 million, including $3.4 million of license fees for non-core product lines that were subsequently sold. Aggregate license revenue decreased by $41.9 million, or 32% in fiscal 2003. Approximately $22.0 million of the decrease, or 53% of the total decrease in aggregate license revenue, was the result of lower license fees for non-core product lines that were subsequently sold. Fiscal 2003 license revenue for core products amounted to $85.2 million, down approximately $19.9 million, or 19%, from fiscal 2002. License revenue for our core products decreased because of lower unit sales as demand for new or additional licenses was negatively impacted by customer concerns about our financial viability, the announcement of past accounting improprieties and our bankruptcy proceedings. In order to address certain of these concerns, we broadened our alliance with IBM to allow IBM to agree with certain of its customers to provide maintenance services on Peregrine products it sold in the event we become unable to fulfill those obligations. Our arrangement with IBM was critical to closing many transactions; however, the indirect sales through IBM resulted in less revenue to us than direct sales to our customers would have, because IBM purchases licenses from us at a discount for resale to end user customers.

        Of the fiscal 2003 license revenue from core products, $59.4 million was attributable to new license transactions entered into during the fiscal year and $25.8 million was attributable to license transactions originally entered into in prior fiscal years but for which all revenue recognition criteria were not satisfied until fiscal 2003. Of the latter $25.8 million, a portion was revenue restated in the past because of accounting irregularities and it includes long-term installment payments, which are recognized as installments come due, amounts collected that previously had been determined to be uncollectible, and the expiration of certain product exchange or upgrade rights in fiscal 2003. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and product exchange or upgrade rights entered into. Therefore, license revenue in future periods will rely more on license transactions entered into in the current period, as the revenue from license transactions entered into in prior fiscal periods is expected to decrease significantly.

        Fiscal 2002 license revenue totaled $130.5 million, including $25.4 million for non-core product lines that were subsequently sold. Aggregate license revenue increased $35.5 million, or 37%, from fiscal 2001. License revenue for core products amounted to $105.1 million in fiscal 2002, which represented an increase of 73% over fiscal 2001. License revenue grew significantly during this period primarily as a result of market demand for new and additional licenses.

        Fiscal 2001 license revenue totaled $94.9 million, including $34.2 million from non-core product lines that were subsequently sold. Aggregate license revenue increased $41.6 million, or 78%, from fiscal 2000. License revenue for core products amounted to $60.7 million in fiscal 2001, which represented an increase of 52% over fiscal 2000. License revenue grew significantly during this period primarily as a result of market demand for new and additional licenses. In addition, fiscal 2001 growth benefited from product line acquisitions.

        Maintenance.    Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of enhancements or upgrades to our products along with customer support services concerning the use of our products. Generally, maintenance contracts are entered into for one-year periods and are renewable at the customer's option on an annual basis. Maintenance revenue is recognized ratably over the contract period. The following table provides a summary of maintenance services revenue for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Maintenance	$99,801	$86,876	$59,302	$32,810
% of total revenue	43%	31%	28%	25%
Increase vs. prior year	$12,925	$27,574	$26,492
% increase	15%	46%	81%

        Maintenance revenue for fiscal 2003 totaled $99.8 million, including $5.3 million from non-core product lines that were subsequently sold. Aggregate maintenance revenue increased by $12.9 million, or 15%, from fiscal 2002. Fiscal 2003 maintenance revenue for core products amounted to $94.5 million, which represented an increase of 29% over core product maintenance revenue for the prior fiscal year. Maintenance revenue increased during this period primarily because of the increase in license transactions in fiscal 2002. Since maintenance fees are amortized evenly over the contract period, fiscal 2003 was the first year to reflect the full impact of the higher number of licenses to which the maintenance services are tied.

        Maintenance revenue for fiscal 2002 totaled $86.9 million, including $13.7 million from non-core product lines that were subsequently sold. Aggregate maintenance revenue increased from fiscal 2001 by $27.6 million, or 46%, over fiscal 2001. Fiscal 2002 maintenance revenue from core products amounted to $73.2 million, an increase of 52% from the prior fiscal year. Maintenance revenue increased during this period primarily because of the increase in license transactions in both fiscal 2002 and 2001.

        Maintenance revenue for fiscal 2001 totaled $59.3 million, including $11.1 million from non-core product lines that were subsequently sold. Aggregate maintenance revenue increased from fiscal 2000 by $26.5 million, or 81%. Fiscal 2001 maintenance revenue from core products amounted to $48.2 million, an increase of 88% from the prior fiscal year. Maintenance revenue increased during this period primarily because of the increase in license transactions in both fiscal 2001 and 2000. In addition, fiscal 2001 growth benefited from product line acquisitions.

        Consulting and Training.    Consulting and training services include a range of professional and educational services to help our customers use our software products more effectively. The following table summarizes consulting and training revenues for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Consulting and training	$41,672	$64,998	$59,133	$45,493
% of total revenue	18%	23%	28%	35%
Increase (decrease) vs. prior year	$(23,326)	$5,865	$13,640
% increase (decrease)	(36)%	10%	30%

        Revenues for consulting and training services totaled $41.7 million in fiscal 2003, including $5.3 million of consulting and training revenue for non-core product lines that were subsequently sold. Aggregate consulting and training revenue decreased in fiscal 2003 by $23.3 million, or 36%, compared to fiscal 2002, primarily as a result of a change in our strategy in providing consulting services. In fiscal 2003, we reduced our consulting and training staff and began to refer our customers more frequently to third-party service providers for general consulting services. We focused on supplementing our customers' and the third-party service providers' project teams with consultants possessing specialized knowledge of the more complex aspects of our products and the best practices for integrating our products into the customers' business operations. The decrease in consulting and training revenue also reflected a decline in the number of new and additional license transactions in fiscal 2003, because training and consulting services are generally provided shortly after a license agreement is signed.

        In fiscal 2002, consulting and training revenues totaled $65.0 million, compared with $59.1 million in fiscal 2001, an increase of $5.9 million, or 10%. Consulting and training revenues for core products in fiscal 2002 were $52.7 million, compared with $46.4 million in fiscal 2001, an increase of $6.3 million, or 14%. Revenues from consulting and training increased in conjunction with the rapid growth experienced in license revenue.

        In fiscal 2001, consulting and training revenues were $59.1 million, compared with $45.5 million in fiscal 2000, an increase of $13.6 million, or 30%. Consulting and training revenues for core products in fiscal 2001 were $46.4 million, compared with $35.8 million in fiscal 2000, an increase of $10.6 million, or 30%. Revenues for consulting and training increased in conjunction with the rapid growth experienced in license revenue.

  Revenues by Geographic Segment

        We organize our business operations according to three major geographic segments:

  •
  The Americas (Americas)

  •
  Europe, Middle East and Africa (EMEA)

  •
  Asia/Pacific Rim (AP)

        The following table summarizes total revenues according to geographic segment for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Revenues by geographic segment
Americas	$146,461	$189,132	$152,555	$81,438
EMEA	77,765	82,816	55,185	46,996
AP	5,814	10,383	5,613	3,198

	$230,040	$282,331	$213,353	$131,632

% of total revenue
Americas	64%	67%	71%	62%
EMEA	34%	29%	26%	36%
AP	2%	4%	3%	2%

        Americas revenue totaled $146.5 million in fiscal 2003, a decrease of $42.7 million, or 23%, from fiscal 2002. The decrease in fiscal 2003 reflected lower revenue for licenses and consulting and training. License revenue decreased because of lower unit sales as demand for new or additional licenses was negatively impacted by customer concerns about our financial viability and the announcement of past accounting improprieties. In addition, most of our non-core products that were discontinued in fiscal 2003 were sold primarily to customers in North America. Americas consulting and training revenue also decreased as we began to refer our customers more frequently to third-party service providers for general consulting services. Americas maintenance revenue increased in fiscal 2003 over the prior year, offsetting a portion of the revenue decrease from licenses and consulting and training.

        Americas revenue totaled $189.1 million, $152.6 million and $81.4 million in fiscal 2002, 2001 and 2000, respectively. Americas fiscal 2002 revenue increased by $36.6 million, or 24%, over fiscal 2001. Americas fiscal 2001 revenue increased by $71.1 million, or 87%, over fiscal 2000. Licenses, maintenance, and consulting and training revenues all increased during this period as demand for our products and services increased.

        EMEA revenue in fiscal 2003 declined $5.1 million, or 6%, from fiscal 2002 to $77.8 million. The decrease in fiscal 2003 occurred because of lower revenue for licenses and consulting and training. License revenue decreased because of lower unit sales as demand for new or additional licenses was negatively impacted by customer concerns about our financial viability and the announcement of past accounting improprieties. EMEA consulting and training revenue also decreased as we began to refer our customers more frequently to third-party service providers for general consulting services. EMEA maintenance revenue increased in fiscal 2003 over the prior year, offsetting a portion of the decreases in licenses, consulting and training revenue. In addition, currency exchange rate changes increased EMEA fiscal 2003 revenue by $8.7 million.

        EMEA revenue totaled $82.8 million, $55.2 million and $47.0 million in fiscal 2002, 2001 and 2000, respectively. EMEA fiscal 2002 revenue increased by $27.6 million, or 50%, over fiscal 2001. EMEA fiscal 2001 revenue increased by $8.2 million, or 17%, over fiscal 2000. Licenses, maintenance, and consulting and training revenues all increased during this period as demand for our products and services increased.

        AP revenue totaled $5.8 million in fiscal 2003, down $4.6 million, or 44%, from fiscal 2002. The decrease reflected lower revenues from licenses and consulting and training. License revenue decreased because of lower unit sales as demand for new or additional licenses was negatively impacted by customer concerns about our financial viability and the announcement of past accounting improprieties. In addition, beginning in fiscal 2003 we reduced our direct sales effort and began relying more on third parties in this region. AP consulting and training revenue also decreased as we began to refer our customers more frequently to third-party service providers for general consulting services. AP maintenance revenue increased in fiscal 2003 over the prior year, offsetting a portion of the decline in revenue from licenses and consulting and training.

        AP revenue totaled $10.4 million, $5.6 million and $3.2 million in fiscal 2002, 2001 and 2000, respectively. AP fiscal 2002 revenue increased by $4.8 million, or 85%, over fiscal 2001. AP fiscal 2001 revenue increased by $2.4 million, or 76%, over fiscal 2000. Licenses and maintenance revenues increased during this period as demand for our products and services increased.

  Costs and Expenses

        Cost of Licenses.    The cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production cost. In addition, amortization of intangibles related to acquired technology is included in the cost of licenses. The following table summarizes the cost of licenses for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Cost of licenses	$6,273	$16,229	$12,252	$3,109
% of license revenue	7%	12%	13%	6%
Increase (decrease) vs. prior year	$(9,956)	$3,977	$9,143
% increase (decrease)	(61)%	32%	294%

        The cost of licenses in fiscal 2003 totaled $6.3 million, a decrease of $10.0 million, or 61%, from fiscal 2002. This decrease resulted primarily from the absence of amortization charges related to acquired technology in fiscal 2003, since previously capitalized amounts were determined to be fully impaired at the end of fiscal 2002 and impairment losses were recorded. Fiscal 2002 included amortization charges of $8.7 million for acquired technology. The impairment charge of $17.6 million in 2002 related to acquired technology is included in restructuring, impairment, amortization and other. The remainder of the decrease in cost of licenses in fiscal 2003 resulted from the decrease in license transactions.

        In fiscal 2002, the cost of licenses totaled $16.2 million, or 12% of license revenue, compared with $12.3 million in fiscal 2001, or 13% of license revenue. The aggregate cost of licenses increased in fiscal 2002 by $4.0 million, or 32%, as a result of increased license transactions. Gross margins remained relatively constant during this two-year period.

        In fiscal 2001, the cost of licenses totaled $12.3 million, or 13% of license revenue, compared with $3.1 million in fiscal 2000, or 6% of license transactions. The aggregate cost of licenses increased in fiscal 2001 by $9.1 million, as a result of increased license revenue and increased amortization charges for technology acquired in fiscal 2001 and 2000.

        Cost of Maintenance.    The cost of maintenance primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts. The following table summarizes the cost of maintenance services for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Cost of maintenance	$26,464	$34,383	$24,920	$12,791
% of maintenance revenue	27%	40%	42%	39%
Increase (decrease) vs. prior year	$(7,919)	$9,463	$12,129
% increase (decrease)	(23)%	38%	95%

        In fiscal 2003, the cost of maintenance totaled $26.5 million, a decrease of $7.9 million, or 23%, from fiscal 2002. The decrease is the result of actions implemented in fiscal 2003 to reduce operating costs, including a reduction in workforce and facilities costs related to the technical support function. Cost efficiencies were also achieved as a result of our fiscal 2003 divestiture of non-core product lines. The cost of maintenance represented 27% and 40% of maintenance revenue in fiscal 2003 and 2002, respectively.

        The cost of maintenance in fiscal 2002 totaled $34.4 million, an increase of $9.5 million, or 38%, over fiscal 2001. The increase was the result of an increase in the number of our technical support employees and an expansion of our technical support facilities to meet the needs of our expanded customer base.

        The cost of maintenance in fiscal 2001 totaled $24.9 million, an increase of $12.1 million, or 95%, over fiscal 2000. The rise resulted from an increase in the number of our technical support employees and an expansion of our technical support facilities to meet the technical support needs of our expanded customer base.

        Cost of Consulting and Training.    The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing consulting and training services related to our products. The cost of consulting and training services also includes fees paid to third-party subcontractors fulfilling such services on our behalf. The following table provides a summary of the cost of consulting and training services for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Cost of consulting and training services	$38,400	$68,097	$63,845	$41,964
% of consulting and training revenue	92%	105%	108%	92%
Increase (decrease) vs. prior year	$(29,697)	$4,252	$21,881
% increase (decrease)	(44)%	7%	52%

        The cost of consulting and training decreased $29.7 million, or 44%, to $38.4 million in fiscal 2003. The decrease is primarily the result of reductions in workforce related to the consulting and training function. In fiscal 2003, we also referred our customers more frequently to third-party service providers for certain consulting services we had provided in previous fiscal years. Gross margins for consulting and training services were 8% in fiscal 2003, compared with a gross loss ratio of 5% in fiscal 2002.

        The cost of consulting and training was $68.1 million in fiscal 2002, an increase of $4.3 million, or 7%, over fiscal 2001. For fiscal 2002, the cost of consulting and training increased over the prior year primarily because of an increase in the number of employees providing these services; this was tied to the increase in consulting and training revenue. Cost of providing these services exceeded consulting and training revenue in fiscal 2002 and 2001 by 5% and 8%, respectively.

        The cost of consulting and training was $63.8 million in fiscal 2001, an increase of $21.9 million, or 52%, over fiscal 2000. For fiscal 2001, the increase in these costs mainly reflected an increase in the number of employees providing these services; this was tied to the increase in consulting and training revenue. The cost of providing these services exceeded consulting and training revenue in fiscal 2001 by 8%, while we realized an 8% gross margin in fiscal 2000.

        Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs, including sales commissions and travel cost, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses. The following table provides a summary of sales and marketing expenses for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Sales and marketing	$107,891	$260,760	$239,877	$109,127
% of revenue	47%	92%	112%	83%
Increase (decrease) vs. prior year	$(152,869)	$20,883	$130,750
% increase (decrease)	(59)%	9%	120%

        Sales and marketing expenses in fiscal 2003 totaled $107.9 million, a decrease of $152.9 million, or 59%, from fiscal 2002. The decline reflects cost reductions implemented in fiscal 2003 as part of our restructuring plan, including a reduction in workforce, facilities consolidation and a decrease in marketing promotion activities. We closed several smaller sales offices around the world as we focused direct sales efforts on North America and major European markets. In fiscal 2003, we relied more on third-party distributors to sell our products and services in markets in which we chose not to maintain a significant direct sales presence, such as in Asia and Latin America.

        Sales and marketing expenses totaled $260.8 million in fiscal 2002, an increase of $20.9 million, or 9%, from fiscal 2001. The increase resulted primarily from additions of sales and marketing personnel. Sales and marketing expenses were high in relation to our revenue for the fiscal year, as some of the sales effort during this period focused on larger sales transactions with installment payment terms. While the sales and marketing expenses for such sales are recognized as incurred, the revenue attributable to installment payment licenses will be recognized as installments come due.

        Sales and marketing expenses totaled $239.9 million in fiscal 2001, an increase of $130.8 million, or 120%, from fiscal 2000. The increase primarily resulted from additions of sales and marketing personnel; some of these additions occurred through product line acquisitions. Sales and marketing expenses were high in relation to our revenue for the fiscal year, as some of the sales effort during this period focused on larger sales transactions with installment payment terms. While the sales and marketing expenses for such sales are recognized as incurred, the revenue attributable to installment payment licenses will be recognized as installments come due.

        Research and Development.    Research and Development ("R&D") expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel. No software development costs were capitalized during fiscal years 2003, 2002, 2001 or 2000, as costs incurred between technological feasibility and product releases were minimal.

The following table summarizes R&D expenses for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
Research and development	$52,410	$59,942	$60,588	$33,491
% of revenue	23%	21%	28%	25%
Increase (decrease) vs. prior year	$(7,532)	$(646)	$27,097
% increase (decrease)	(13)%	(1)%	81%

        R&D expenses totaled $52.4 million in fiscal 2003, a decrease of $7.5 million, or 13%, from fiscal 2002. The decrease mainly resulted from a reduction in workforce resulting from the sale of several non-core product lines in fiscal 2003.

        Fiscal 2002 R&D expenses were $59.9 million, a decrease of $0.6 million, or 1%, from fiscal 2001. R&D expense remained somewhat constant on an overall basis during fiscal 2002 and 2001.

        Fiscal 2001 R&D expenses were $60.6 million, an increase of $27.1 million, or 81%, from fiscal 2000. The increase resulted mainly from additions to R&D personnel, including through product line acquisitions.

        General and Administrative.    General and administrative ("G&A") expenses consist of personnel, facilities and systems costs related to our operations. G&A also includes the cost of business insurance and professional fees, including legal, accounting, investment banking and other advisory fees, except for fees directly related to our bankruptcy reorganization, which are included under "Reorganization Items." The following table summarizes G&A expenses for the four years ended March 31, 2003 (dollars in thousands):

	Years Ended March 31,
	2003	2002	2001	2000
General and administrative	$88,783	$96,512	$61,313	$27,660
% of revenue	39%	34%	29%	21%
Increase (decrease) vs. prior year	$(7,729)	$35,199	$33,653
% increase (decrease)	(8)%	57%	122%

        G&A expenses for fiscal 2003 totaled $88.8 million, down $7.7 million, or 8%, from fiscal 2002. The decrease is attributable to our restructuring efforts implemented in fiscal 2003. G&A savings were realized by reducing personnel, closing underutilized facilities and reducing the telecommunication cost of supporting our internal systems. The savings were offset in part by higher professional fees. Fiscal 2003 G&A cost includes approximately $38.7 million in professional fees for service providers that assisted us with our investigation and other activities related to the accounting irregularities, assisted with our restructuring, provided audit and tax services and helped with the strategic positioning of our new operations. The $38.7 million in fees comprises $9.5 million of legal fees, $21.8 million of accounting, audit and tax fees and $7.4 million of consulting and advisory fees. Fees directly related to our bankruptcy filing under Chapter 11 are included in "Reorganization Items" discussed below.

        Fiscal 2002 G&A costs totaled $96.5 million, an increase of $35.2 million, or 57%, over fiscal 2001. The increase reflected the expansion of the G&A function to support rapid growth through acquisitions, including substantial expenditures incurred in an attempt to integrate our business operations on a common operating and financial system.

        Fiscal 2001 G&A costs totaled $61.3 million, an increase of $33.7 million, or 122%, over fiscal 2000. The increase reflected the expansion of the G&A function to support rapid growth through acquisitions, including substantial expenditures incurred in an attempt to integrate our business operations.

        Restructuring, Impairment, Amortization and Other.    Restructuring, impairment, amortization and other expenses for our continuing operations totaled $92.2 million, $490.4 million, $113.5 million and $108.8 million in fiscal years 2003, 2002, 2001 and 2000, respectively, and consist of the following items (dollars in thousands):

	Year Ended March 31,
	2003	2002	2001	2000
Amortization of goodwill and identifiable intangible assets	$—	$75,783	$62,847	$31,442
Impairment of goodwill, identifiable intangible assets and investments	928	414,595	44,686	52,401
Gain on sale of non-core product lines	(15,318)	—	—	—
Loss from abandoned fixed assets	34,692	—	—	—
Loss from abandoned leases	33,295	—	—	—
Stockholder litigation settlement	18,821	—	—	—
Employee severance	19,813	—	—	—
In-process research and development	—	—	6,000	25,000

	$92,231	$490,378	$113,533	$108,843

        During fiscal 2003 we implemented a restructuring plan to reduce expenses in line with future revenue expectations and focus our operations on our core markets. The restructuring plan included the sale of the non-core businesses and product lines, a reduction in personnel and abandonment of excess facilities and fixed assets.

        The non-core product lines were sold for cash in the aggregate amount of $15.9 million. The purchasers also assumed certain liabilities related to the purchased product lines. We recognized a $15.3 million gain on disposal of these non-core product lines, which offset in part the cost of other restructuring activities.

        In fiscal 2003 we implemented a substantial reduction in our employee base through both the sale of non-core product lines and through the layoff of employees. Fiscal 2003 includes $19.8 million of severance costs related to this reduction in workforce. We also abandoned excess facilities and fixed assets that were no longer needed to support our streamlined operations. Fiscal 2003 restructuring, impairment, amortization and other expenses include charges of $34.7 million and $33.3 million related to abandoned fixed assets and leases, respectively.

        A stockholder litigation settlement charge of $18.8 million was provided at March 31, 2003 as the result of the November 2003 settlement of certain stockholder litigation. The $18.8 million includes $15.4 million for the settlement with the plaintiffs in the stockholder litigation, including a $3.2 million cash settlement paid to, and $12.2 million shares of newly issued common stock in reorganized Peregrine issued to the litigation trust. The settlement provision also includes $3.4 million for shares of newly issued common stock in reorganized Peregrine that may be allocated to specified subordinated claimants, including certain former employees, officers and directors to satisfy their indemnification claims.

        We periodically evaluate the carrying value of long-lived assets. As a result of this analysis, in fiscal years 2003, 2002, 2001 and 2000 we recorded impairment charges of $0.9 million, $414.6 million, $44.7 million and $52.4 million, respectively. These impairment provisions are related to the carrying value of certain minority interest investments, goodwill and other intangibles and long-lived assets. In 2002 the impairment charge primarily relates to goodwill determined in accordance with SFAS 121 and

APB 17 related to goodwill recorded in prior acquisitions and enterprise goodwill recorded in the Remedy acquisition.

        In fiscal 2002, 2001 and 2000 we amortized $75.8 million, $62.8 million and $31.4 million, respectively, of goodwill and other intangibles. We recorded no amortization charges in fiscal 2003, as intangibles had been fully impaired by the end of fiscal 2002 and impairment losses had been recorded.

        Reorganization Items, Net.    As a result of our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code on September 22, 2002, we are subject to the provisions of Statement of Position (SOP) 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of Peregrine Remedy, which is recorded in discontinued operations.

        Reorganization items, net for fiscal 2003 consist of the following items (dollars in thousands):

2003
Loss from abandoned leases	$4,303
Reduction of accrued estimated lease exit cost to allowed claim amount	(21,405)
Write-off of debt issuance cost	5,435
Professional fees	12,125

$458

        In fiscal 2003, we recorded a net reorganization charge of $0.5 million. Net reorganization items include a $4.3 million provision for lease settlements on abandoned leases, charges of $12.1 million for professional fees directly related to our bankruptcy proceedings, and a $5.4 million write-off of debt issuance cost. These charges were offset for the most part by a $21.4 million gain resulting from the reversal of a fiscal 2002 loss provision pertaining to an abandoned facility that was settled favorably because of certain damage limits established under Chapter 11.

        Net Interest Expense.    Net interest expense includes interest expense and amortized costs related to our borrowings, net of investment income.

        Net interest expense increased 90%, or $16.9 million, to $35.7 million in fiscal 2003. The increase in fiscal 2003 mainly reflected the relatively high cost of the financing arrangements that we entered into to address, in part, our liquidity crisis until we completed the sale of our Peregrine Remedy business in November 2002. In addition, the amount of interest income available to offset interest expense decreased in fiscal 2003 because of lower available cash balances to invest.

        In fiscal 2002, net interest expense totaled $18.8 million, more than triple the interest expense in fiscal year 2001. The primary reason for the increase is that our $270 million principal amount of 5.5% convertible subordinated notes were outstanding for all of fiscal 2002, but were outstanding for only part of fiscal 2001, having been issued in November and December of 2000.

        In fiscal 2001, net interest expense totaled $6.2 million, more than three times the interest expense in fiscal year 2000. The primary reason for the increase is that our $270 million principal amount of 5.5% convertible subordinated notes were issued in November and December of 2000. In addition, we increased our borrowings under factoring arrangements.

        Income Taxes.    Income tax expenses were $8.1 million, $4.3 million, $5.6 million and $10.1 million for fiscal years 2003, 2002, 2001 and 2000, respectively. Our tax expenses represented 3.7%, 0.6%, 1.5% and 4.9% of our losses from continuing operations for fiscal years 2003, 2002, 2001 and 2000, respectively. Income tax expenses for fiscal 2003, 2002, 2001 and 2000 mainly reflected taxes on operations in certain foreign jurisdictions.

        Discontinued Operations.    We sold our SCE and Remedy businesses in June and November 2002, respectively, as part of our efforts to raise cash and reduce expenses. These businesses are treated as discontinued operations in the consolidated financial statements included in this report. There were no discontinued operations in fiscal 2000, since these businesses were acquired after that fiscal year. The following table provides a summary of operating results and gains or losses on the disposal of the discontinued businesses for the three years ended March 31, 2003 (dollars in thousands):

	March 31,
	2003	2002	2001
Supply Chain Enablement (SCE) Business
Net gain (loss) from operations	$3,338	$(438,189)	$(1,469,737)
Net loss on disposal, including accrued losses during phase out period (2002)	(1,925)	(47,820)	—

Net gain (loss) related to SCE	$1,413	$(486,009)	$(1,469,737)

Remedy Business
Net loss from operations	$(12,366)	$(778,322)	$—
Net gain on disposal	268,517	—	—

Net gain (loss) related to Remedy	$256,151	$(778,322)	$—

Net gain (loss) from discontinued operations	$257,564	$(1,264,331)	$(1,469,737)

        In February 2002, Peregrine's Board of Directors approved management's plans to discontinue the operations of the SCE business. The SCE business comprised primarily assets acquired in the Harbinger and Extricity transactions and offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned Peregrine Connectivity (the SCE business) subsidiary to PCI International, Inc., an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash. This resulted in a loss on disposal of $47.8 million. The Company also entered into certain software licensing arrangements with PCI International, Inc. in connection with the sale of the SCE business.

        In September 2002, Peregrine and Peregrine Remedy entered into an agreement with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Peregrine Remedy business for $355 million, subject to certain adjustments as provided for in the acquisition agreement. In November 2002, the sale of Peregrine Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. Of the total proceeds, $10 million was placed into escrow through November 2003 to secure obligations of Peregrine and Peregrine Remedy under the acquisition agreement.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal liquidity requirements are for working capital and capital expenditures. We currently plan to fund our liquidity requirements with cash on hand and cash flow from operations.

  Fiscal 2003 and 2002

        Our cash and cash equivalent balances, excluding restricted cash and short-term investments, were $234.3 million and $83.5 million at March 31, 2003 and 2002, respectively. Items that increased or decreased these balances are described below.

        Net cash used by operating activities for fiscal years 2003 and 2002 totaled $119.0 million and $93.3 million, respectively. The use of cash by operations in both fiscal years occurred mainly because of the net loss from continuing operations of $226.7 million and $767.1 million in fiscal 2003 and 2002, respectively. Much of the operating loss in fiscal 2003 is the result of the restructuring program implemented in the fiscal year, to reduce future operating costs. Fiscal 2002's net loss included non-cash items totaling $557.4 million for depreciation, amortization and impairment charges.

        Capital expenditures in fiscal 2003 and 2002 were $0.8 million and $24.7 million, respectively. The $23.9 million decrease in fiscal 2003 is attributable to our efforts to minimize cash expenditures due to our concerns about our liquidity. Because of the fiscal 2003 reduction in workforce and closing of excess facilities, capital expenditure requirements to support the core business were minimal. We expect capital expenditures will approximate $2 million in fiscal 2004, primarily for leasehold improvements related to a modest expansion of our San Diego headquarters and enhancements to our internal software applications. We expect to fund these capital expenditures from cash on hand and operating cash flows.

        Net cash provided by investing activities declined to reach $6.7 million in fiscal 2003 from $55.8 million in fiscal 2002. In fiscal 2003, the sale of non-core product lines and the maturity of short-term investments generated cash of $15.9 million and $17.6 million, respectively. These increases were offset in part by the $26.6 million increase in restricted cash in fiscal 2003, primarily related to a claim by Motive Communications, Inc. (Motive), which was later settled in the bankruptcy proceedings. Fiscal 2002 investing activities included the net conversion of $83.0 million of short-term investments into cash, less the $24.7 million of capital expenditures, and less the $2.5 million increase in restricted cash.

        Net cash (used in) provided by financing activities was ($112.2) million and $25.8 million for fiscal years 2003 and 2002, respectively. The use of cash in fiscal 2003 was primarily the result of net payments of $105.7 million to the factor banks. Cash provided in fiscal 2002 was derived mainly from cash received from employees under stock option and employee stock purchase programs.

        In fiscal 2003, discontinued operations increased cash on a net basis by $384 million. The sale of Peregrine Remedy, as described above, is the primary reason for this increase in cash.

  Operating Lease Obligations

        We lease certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require us to pay all executory costs, such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Future minimum lease payments under non-cancelable operating leases (net of sublease payments) exclusive of leases subsequently rejected under our plan of reorganization, at March 31, 2003 are as follows (in thousands):

Year Ended March 31,
2004	$6,385
2005	4,539
2006	4,124
2007	4,035
2008	4,019
Thereafter	20,216

Total minimum lease payments	$43,318

  Fiscal 2004

        Subsequent to the effectiveness of our plan of reorganization, as of March 31, 2004, we had non-trade obligations of approximately $61.4 million and cash of approximately $110 million, of which $3.3 million was restricted. The non-trade obligations consisted of $51.5 million in senior notes, $5.0 million in payments to Motive and $4.9 million of factor loans.

        As of March 31, 2004, our principal future non-trade obligations and commitments, excluding payments on account of general unsecured claims asserted against us and periodic interest payments, include the following:

		Fiscal Year Projections
	Balance at March 31, 2004
		2005	2006	2007	2008
Senior notes	$51,450	$14,700	$14,700	$14,700	$7,350
Motive payments	5,000	1,250	1,250	1,250	1,250
Factor loans	4,900	4,900	—	—	—
Purchase obligations(1)	—	—	—	—	—

Total	$61,350	$20,850	$15,950	$15,950	$8,600

(1)
As a result of our bankruptcy proceedings, all of our outstanding purchase obligations were eliminated as of March 31, 2003. Since that time, we have generally not entered into binding purchase agreements except in connection with renting facilities (and advancing deposits) in connection with sales and other personnel meetings and items related thereto.

        Our obligations and commitments as of March 31, 2003 consisted primarily of liabilities totaling $427.7 million subject to compromise in the bankruptcy proceedings, and were restructured pursuant to our plan of reorganization.

        Senior notes consist of our 6.5% senior notes that mature in 2007. Required principal and accrued interest payments are to be made with respect to the senior notes in eight equal semi-annual installments over a four-year period. The balance of $51.5 million on our senior notes in the table above is the balance after we made our first payment of $7.4 million of principal and interest in February 2004. The senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness.

        The Motive payments consist of four equal annual payment obligations to Motive Communications, Inc. in connection with the settlement of a lawsuit. In September 2002, Motive filed an action against Peregrine, Peregrine Remedy and certain of our former officers claiming, among other things, that it was fraudulently induced into licensing software to us. In January 2003, we entered into a settlement agreement that provided for a mutual release of claims in exchange for, among other things, the payments set forth above. The first annual payment is due on August 7, 2004.

        Factor loans consist of financing arrangements with two major U.S. banks and are secured by underlying receivables from several customers. We have agreed to repay the banks if any of these customers defaults on its contractual commitment. All of these factor loans were entered into prior to May 2002. We currently have no plans to enter into new factor loans.

        We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade payment obligations for at least 12 months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting our operations, including factors beyond our control. Please review the information set forth under the caption "Risk Factors" beginning on page 55 of this report. Our business plan for fiscal 2005 contemplates the expenditure of a significant amount of cash for product development, infrastructure improvements and sales and marketing efforts, that are intended to position us to support our current operations and future growth. Our business plan differs in material respects from the business plan and projections we included in our disclosure statement in support of our fourth amended plan of reorganization in connection with our bankruptcy proceedings. As a result, the projections included in the disclosure statement do not reflect our anticipated financial results based on our current business plan.

  General Unsecured Claims

        The table above does not include payments to general unsecured claimants who made claims in our bankruptcy proceedings. Approximately 500 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the general unsecured claims plus the amounts we scheduled for payment without a claim asserted against us exceeded $380 million. However, many of these were duplicate claims, claims filed in error, or claims that were invalid for some other reason. Claims amounts are amended from time to time by the creditors asserting the claims and sometimes filed with a face amount that is the minimum amount asserted by the creditor. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of our plan of reorganization, which are payable in cash and notes, or as subordinated claims under Class 9 of our plan. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with general unsecured claims is difficult to determine. In connection with agreeing on our plan of reorganization, the various constituencies independently analyzed the claims and determined that the total payout on the claims was likely to be between $49 million and $65 million.

        Since August 2003, we have been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that we believe are without merit or asserted for an inflated amount. We have also begun negotiating settlements to various claims. This process is expected to continue for several months. Based on our plan of reorganization, any claims that we do not dispute or that are determined to be valid by the Bankruptcy Court after we have made an objection may be paid under one of two options, at the creditor's election: We may be required either to pay 70% of the amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments or to pay 100% of the amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. We have also agreed with some creditors to pay 65% of the amount of the claim on the date of settlement and nothing more.

        We began paying claims on the effective date of our plan of reorganization and continue to pay as claims are settled. Through March 31, 2004, we have paid, settled or otherwise disposed of general unsecured claims with an original aggregate face amount of approximately $340 million. To resolve these claims we have paid or agreed to pay over time approximately $39 million in cash and notes, approximately $6.5 million of which is payable over the next four years. As of March 31, 2004, there are general unsecured, priority, and administrative claims and claims subject to a classification dispute asserted in the original aggregate face amount of approximately $22 million remaining to be resolved. This includes claims that are asserted in a minimum amount or an unliquidated amount, so the total liabilities under these claims could be substantially higher. Because the total liability associated with the claims depends upon the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations and potential litigation, the total amount to be paid by us is uncertain. We believe that we have set aside adequate reserves for payments of the general unsecured claims and that the aggregate payout should not exceed the higher end of the range of likely payouts determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts would have an adverse effect on our liquidity and financial condition. Because claims are still in dispute, we are unable to predict the payment amount or period.

  OUR PLAN OF REORGANIZATION

        The following provides a summary of some of the terms of our plan of reorganization confirmed by the Bankruptcy Court on July 18, 2003. The effective date of our plan of reorganization was August 7, 2003. Readers should carefully review the original documents for more detail. Copies of our Disclosure Statement in Support of Fourth Amended Plan of Reorganization, our fourth amended plan of reorganization, the related Bankruptcy Court confirmation orders and other relevant documents are either filed as exhibits to this report or are incorporated by reference herein to Current Reports on Form 8-K previously filed as indicated in the exhibit list attached to this report. The following summary is qualified in its entirety by the plan of reorganization.

  Treatment of Classes of Claims

        Our plan of reorganization provided for the treatment of the ten classes of claims or interests summarized below. Under the plan, all of our shares of old common stock were cancelled at the close of business on the effective date and we issued 15 million shares of new common stock to Class 7, comprising holders of our 5.5% convertible subordinated notes due 2007, and Class 9, comprising holders of our old common stock, securities claimants and other subordinated claimants, as described below. In addition, 2.65 million shares of new common stock were reserved for issuance under our 2003 equity incentive plan.

    Class 1—Priority Claims

          The holders of claims entitled to a legal priority in payment over other claims pursuant to federal bankruptcy laws, such as certain allowed administrative expenses, tax claims, and priority non-tax claims, were either paid in cash in full under the plan of reorganization or will be paid in full over time to the extent required by law.

    Class 2—Bank Claims

          The claims of each of the three banks that financed our accounts receivable were placed in separate classes, Classes 2A, 2B, and 2C, and each bank was entitled to receive cash in the amount of the outstanding balance of the promissory note that we provided in connection with signing the forbearance agreement described under "Entering into a Forbearance Agreement with Banks," less a discount. Each bank remained entitled to receive amounts due on purchased accounts receivable that were not covered by the promissory notes and the banks retained the right to require us to repurchase the accounts if they became past due. Each of the banks released the liens they had on our assets securing payments on the promissory notes and we entered into mutual release agreements with each of the banks.

    Class 3—Secured Equipment Finance Claims

          Certain providers of leased equipment to us were entitled to retain their security interests and to receive 100% of the amount of their allowed claims in 36 equal monthly payments, with interest.

    Class 4—Secured Motive Claim

          In September 2002, Motive Communications, Inc. filed an action against Peregrine and Peregrine Remedy and certain of our officers claiming that Motive was fraudulently induced into licensing Motive software to us under a March 2002 license agreement, and that we misappropriated Motive trade secrets. The license agreement provided for us to pay Motive $27 million in stock or cash for the license of the Motive source code. On January 19, 2003, we entered into a settlement agreement with Motive, subject to Bankruptcy Court approval and Motive's approval of our plan of reorganization. The settlement agreement provided for a mutual release of claims in exchange for our payment of $4 million in cash upon confirmation of the plan, the payment of an additional $5 million, without interest, in four equal annual installments, the return to Motive of approximately 1.7 million shares of Motive stock held by us and the return to us of 1 million shares of Peregrine stock held by Motive. The plan provides for the treatment described in the settlement agreement.

    Class 5—Other Secured Claims

          Class 5 consisted of all other secured claims against us. Under the plan, each of these claimants was entitled, at our election, to receive a full cash payment in the amount of its claim; receive back its collateral; keep its liens and have its debt cured and reinstated; or otherwise have left unaltered the legal, equitable, and contractual rights to which the holders were entitled.

    Class 6—Convenience Claims

          This class consisted of claims against us for $1,000 or less, provided that the aggregate amount of such claims did not exceed $500,000, in which case these claims would be considered to be Class 8 claims. Each holder of an allowed Class 6 claim was entitled to receive cash in an amount equal to 100% of the claim as of the effective date of the reorganization plan approval.

    Class 7—Note Claims

          Holders of our 5.5% convertible subordinated notes due 2007 at the close of business on the effective date of our plan received certain distributions in connection with the plan of reorganization, including new 6.5% senior notes due 2007, shares of our new common stock and a cash payment equal to 30% of the principal and accrued interest on the old subordinated notes, or a payment of $88.2 million. An aggregate of $58.8 million in new senior notes was issued to the former note holders and an aggregate of 9,450,000 shares of our new common stock, representing 63% of the 15,000,000 shares of new common stock issued on the effective date, were issued to old note holders.

    Class 8—General Expense Claims

          Holders of allowed claims in this class were entitled to be paid under one of two options, at the creditor's election: we may be required either to pay 70% of the amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments or to pay 100% of the amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. We have also agreed with some creditors to pay 65% of the amount of the claim on the date of settlement, and nothing more.

    Class 9—Subordinated Claims/Interests

          Holders of our old common stock at the close of business on the effective date, specified purchasers of our old common stock who made claims against us based upon alleged violations of securities laws and other subordinated claimants, including certain former employees, officers and directors with indemnity claims, became entitled to receive 4,950,000 shares of our new common stock, representing 33% of the 15,000,000 shares of new common stock issued on the effective date, in connection with the plan of reorganization. The plan of reorganization contemplated that the actual allocation of new common stock among the holders of our old common stock, the securities litigation claimants and the subordinated claimants would be decided in a settlement between the constituencies. In November 2003, a settlement was reached and approved by the Bankruptcy Court.

          Pursuant to the terms of the settlement, 4,016,250 shares of our new common stock (representing 26.8% of the total stock issued) were issued to holders of our old common stock, 708,750 shares of our new common stock (representing 4.7% of the total stock issued) were issued to the independent litigation trust described below, on behalf of the securities litigation claimants, and 225,000 shares of our new common stock (representing 1.5% of the total stock issued) will be issued to specified subordinated claimants, including former employees, officers and directors, to satisfy their claims that we were bound to legally indemnify them against securities fraud suits filed by shareholders. With respect to the 4,016,250 shares of new common stock issued to holders of our old common stock, each holder of old common stock received a pro rata number of those shares based upon ownership of old common stock as of the effective date. Each holder of old common stock received one share of new common stock for every 48.7548 shares of old common stock previously owned. No fractional shares of new common stock were distributed. Pursuant to our plan of reorganization, if a pro rata amount called for the distribution of a number of shares of new common stock that was not a whole number, the number of shares that an old stockholder would be entitled to receive would be rounded down to the next whole number of shares. No cash or other consideration was paid in compensation for fractional shares.

          Under the plan of reorganization, an additional 600,000 shares of new common stock, representing 4% of the 15,000,000 shares of new common stock issued on the effective date, will be allocated between Class 7 holders of our old notes, on the one hand, and Class 9 holders of our old common stock and the securities litigation claimants, on the other hand, based on the resolution of the general unsecured claims pending against us. We do not expect that the general unsecured claims will be resolved for at least several months from the filing date of this report. To the extent that holders of our old common stock and securities litigation claimants as a group become entitled to receive any of these 600,000 shares of new common stock, holders of our old common stock would be entitled to receive 85% of such shares and the securities litigation claimants would be entitled to receive 15% of such shares.

    Class 10—Old Peregrine Remedy Common Stock

          Peregrine Systems itself held all the shares of Peregrine Remedy common stock, which we were entitled to retain under the plan.

  Proceeds from the Litigation Trust

        Under our plan of reorganization, an independent litigation trust was established and initially funded with a cash payment of $3.2 million from us. We also issued 708,750 shares of our new common stock to the trust. With limited exceptions, potential claims and causes of action we had a right to assert against our former officers and directors for negligence, breach of fiduciary duty, insider trading or any other breaches of duty imposed by law, all potential claims we had against our former auditor Arthur Andersen relating to accounting services provided to us, claims brought by third parties against some of our former directors and officers purportedly on our behalf as derivative claims, and certain other claims, were transferred to the litigation trust. The trustee has the authority to prosecute, abandon, release, settle or otherwise dispose of these claims at the trustee's sole discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the stockholder litigation, the Loran Group and Heywood Waga, must consent in advance to any release, settlement, compromise or liquidation of claims. Pursuant to the November 2003 settlement, holders of our old common stock and the subordinated claimants, both in Class 9, waived their right to any cash proceeds from the trust, meaning that the securities claimants, also in Class 9, will receive 100% of any such proceeds. We are not entitled to receive any proceeds from the trust, which was initially established for the benefit of the holders of our old common stock, the securities claimants and the subordinated claimants, all in Class 9. We are required to provide the trustee with access to our books and records, to make our employees available as witnesses and to be available for depositions, interviews and other proceedings.

  Treatment of Stock Options

        Under our plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. An aggregate of 2,650,000 shares of new common stock were reserved for issuance under the 2003 equity incentive plan.

  General Expense Claims

        For information regarding the treatment of general unsecured claims, see "Liquidity and Capital Resources" beginning on page 47 of this report.

  Post Emergence Equity Committee

        Under our plan of reorganization, a post-emergence equity committee was formed, consisting of three members. The committee is authorized to review, prosecute and resolve any objections to Class 8 and Class 9 claims, excluding claims transferred to the litigation trust, if we do not object to such claims, or to join in our objections, or to object to any settlement we may propose to enter into pertaining to these claims, or to participate in any of our settlement negotiations.

  RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue No. 00-21 will not have a material impact on our results of operations and financial position.

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144), which superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 established a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. We adopted the provisions of SFAS 144 April 1, 2002. We accounted for the disposal of the Peregrine Remedy business using the provisions of SFAS 144, where the disposal of the SCE business was accounted for using the provisions of APB 30. The differences in accounting for the disposals using the different standards were not significant as the Peregrine Remedy business had no phase-out losses.

        FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and FIN 46 is required to continue to be applied through the end of the third quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the fourth quarter of fiscal 2004. We do not believe we have investments in variable interest entities and, as a result, the adoption of FIN 46-R will not impact our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our results of operations and financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective for our first quarter of fiscal year 2004. The adoption of SFAS No. 150 will not have a significant impact on our results of operations and financial position.

  RISK FACTORS

        The following factors currently impact or may impact our business, financial condition or future operating results. Readers should carefully consider these factors before making an investment decision with respect to our common stock

  Risks Related to Investing in Our Common Stock

        The significant deficiencies in our internal financial reporting controls could lead to inaccurate or incomplete financial statements and public disclosures.

        Our internal controls over financial reporting are inadequate. Among other issues:

  •
  Our accounting policies are not comprehensive and fail to address a number of material accounting areas;

  •
  We do not follow formal period-end accounting closing procedures and our other procedures are not documented;

  •
  Our financial reporting systems are overly complex, poorly integrated and inconsistently implemented;

  •
  Our sales and order processing system is not integrated and requires that data be entered manually;

  •
  Our business structure is unnecessarily complex; and

  •
  Our finance group is understaffed and in the process of being trained in our accounting policies and procedures.

        Among other problems, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and they increase the risk of error. For more information about deficiencies in our internal control over financial reporting, and about the status of these deficiencies as of the date of filing of this report, readers should carefully review the Current Report on Form 8-K that we filed on August 7, 2003 as well as the information set forth under the caption "Changes in Internal Control Over Financial Reporting," beginning on page 68 of this report.

        We have taken steps to ensure that the consolidated financial statements contained in this report are accurate in all material respects, and we have taken specified remedial actions to ensure that future consolidated financial statements will be accurate in all material respects. However, our internal controls over financial reporting remain inadequate. See "Certain Internal Control Functions." Our management cannot guarantee that controls and procedures put into place have prevented or will prevent all error and fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For more information regarding the process put into place to determine the accuracy of the consolidated financial statements included in this report, readers should carefully review the information set forth under the caption "Controls and Procedures—Changes in Internal Control Over Financial Reporting—Certain Internal Control Events Subsequent to March 31, 2003," in Item 9A beginning on page 68 of this report.

        Information about our current financial condition and operating results is not publicly available.

        The consolidated financial statements attached to this report, as well as much of the financial information that can be found elsewhere in this report, reflect our financial condition and operating results as of March 31, 2003 and for the four-year period then ended and do not provide investors with the most current financial information. When information for later periods is made available, that information will not be comparable to the financial statements contained in this report. The later information will reflect the effectiveness of our plan of reorganization and, for periods beginning August 1, 2003, will be prepared in accordance with the provisions of fresh-start reporting. See the risk factor below, captioned "Our future consolidated financial statements will not be comparable to those contained in this report." Until we file our quarterly reports and annual report for fiscal 2004, we believe that investors will not have sufficient financial data upon which to base informed investment decisions and that trading in our securities will be highly speculative and risky.

        Certain Peregrine periodic reports filed with the Securities and Exchange Commission are inaccurate and cannot be relied upon.

        Although we restated our financial results in February 2003 for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001), we have not amended the periodic reports we have on file with the Securities and Exchange Commission for those periods. As a result, the financial and other information included in these reports is inaccurate and unreliable. In addition, the information contained in periodic reports for fiscal 1999 and periods prior to that may also be inaccurate and unreliable.

        We are not in compliance with our settlement agreement with the Securities and Exchange Commission because we have failed to comply on a timely basis with our periodic reporting requirements.

        As part of our settlement with the Securities and Exchange Commission, we were enjoined from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 as well as Exchange Act Rules 10b-5, 12b-20, 13a-1 and 13a-13. Since we do not have current periodic reports on file with the Securities and Exchange Commission, and because this report does not contain the selected financial information required by Item 6 of Form 10-K for the fiscal year ended March 31, 1999, we are in violation of these provisions of the securities laws and therefore we are not in compliance with our settlement agreement with the Securities and Exchange Commission. While we remain in discussion with the Securities and Exchange Commission, we can offer no assurance that a further enforcement action will not be brought against Peregrine or our management. Responding to any such enforcement action would be expensive and time-consuming for management and could damage our reputation and our ability to generate sales.

        The United States Department of Justice is investigating events preceding our filing for bankruptcy protection, we believe that the Securities and Exchange Commission and the Justice Department are investigating certain of our current and former employees and we may be required to devote time to pending litigation matters pertaining to us.

        Although we have entered into a settlement agreement with the Securities and Exchange Commission, the United States Department of Justice's investigation into events preceding our bankruptcy filing remains open. In addition, we believe that the Securities and Exchange Commission and the Justice Department are investigating certain individuals, including former employees and directors. We have been advised by the Department of Justice that at least one of our current employees is a subject of investigation and it is possible that charges could be brought against this employee or other current employees. We are cooperating fully with the two federal agencies and continue to provide them with relevant documentation. But we may face financial penalties, personnel retention problems and customer defections as a result of these investigations. Also, other litigation matters pertaining to us, but to which we are not a party, are pending in the California Superior Court in San Diego and the Federal District Court in San Diego. See "Certain Other Litigation," beginning on page 16. We may be required to produce documents and some of our current employees may be called upon to give depositions or other testimony in these proceedings. These obligations may require a substantial amount of time and attention by certain of our management and other employees.

        Our new common stock is not listed on any exchange or quoted on the Nasdaq National Market System.

        Under the provisions of the plan of reorganization, shares of our old common stock were cancelled at the close of business on August 7, 2003. Our new common stock is not listed for trading on any exchange or quoted on the Nasdaq National Market System, although trading in the new common stock is reported on the Pink Sheets. We cannot assure you that our new common stock will be listed on a national securities exchange or quoted on the Nasdaq National Market System at any time in the future. As a result, holders of our new common stock may experience difficulty in reselling the new common stock or may be unable to sell their shares of new common stock at all. Even if a robust market for such stock were to develop, we could not assure you that it would continue to exist. Even if a robust trading market were to develop and persist, the prices at which such securities might trade would depend upon a number of factors, including industry conditions, the performance of, and investor expectations for, our reorganized company and market factors, such as the number of holders who might wish to dispose of their securities to raise funds or recognize losses for tax or other purposes.

        A delay in our ability to make capital investments will adversely affect our business.

        Because of our constrained liquidity starting toward the end of 2001, we have not made significant capital investments in our business for several years. Our current business plan contemplates significant expenditures during fiscal 2005 and thereafter to maintain and improve our business operations. If we are delayed in making some or all of the planned expenditures because of cash or other constraints, our business will be adversely affected.

        Our stock price may continue to be highly volatile, which might make the new common stock difficult to resell.

        The trading price of our old common stock was highly volatile. The trading price of our new common stock also has been highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  •
  Actual or anticipated variations in our operating results;

  •
  Potential action taken by the Securities and Exchange Commission or the United States Department of Justice;

  •
  Continuing deficiencies in our internal controls over financial reporting;

  •
  Announcements of technological innovations by us or our competitors;

  •
  New products or services offered by us or our competitors;

  •
  Conditions or trends in the software industry generally or specifically in the market for information technology asset and service management software;

  •
  Changes in the economic performance and/or market valuations of our competitors and the software industry in general;

  •
  Announcements by us or by our competitors of significant contracts, changes in pricing policies, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  Adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

  •
  Adverse or favorable publicity regarding us or our products;

  •
  Our gain or loss of a major customer, alliance partner or supplier;

  •
  Additions or departures of key personnel;

  •
  Sales of our new common stock in the public market;

  •
  Sales of our new common stock by our four principal stockholders who hold, in aggregate, approximately 30% of our new common stock; and

  •
  Other events or factors that may be beyond our control.

        In addition, the stock markets in general, and in particular the markets for securities of technology and software companies, have experienced extreme price and volume volatility. This volatility has affected many companies irrespective of or disproportionately to their operating performance. These broad market and industry factors could hurt the market price of our new common stock, regardless of our actual operating performance.

        Our charter documents permit us to issue shares of preferred stock without shareholder approval, which could adversely affect the rights of the holders of our new common stock and may inhibit a takeover or change in our control.

        Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. Our charter documents permit our Board to determine or alter the rights, preferences, privileges and restrictions of this preferred stock without any further vote or action by our stockholders. The issuance of preferred stock allows us flexibility in connection with possible acquisitions and for other corporate purposes. However, the rights of holders of our new common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. This may include the loss of voting control to others. In addition, we could issue preferred stock to prevent a change in control of our company, depriving holders of our new common stock of an opportunity to sell their stock at a price in excess of the prevailing market price.

  Risks Related to Our Business

        There can be no assurances that our future operations will be profitable.

        We have recently emerged from bankruptcy proceedings with a new business plan, new management, a reduced staff and fewer software products in our portfolio. As a result of our constrained liquidity since late 2001 and our bankruptcy proceedings, we have not invested in our products and infrastructure to the same level that we would have because of our limited cash resources. Our current business plan contemplates substantial capital investments to remedy the deficiencies in our internal controls over financial reporting, to document our accounting procedures, to improve our financial reporting systems, to recruit additional personnel for our finance group and to train our existing personnel. Continuing government investigations into individuals formerly or currently associated with Peregrine and the ongoing Department of Justice investigation of Peregrine could damage our reputation with customers and prospects and harm our ability to generate new business. Our ability to implement our business plan and to operate profitably under these conditions is unproven.

        The amount we are required to pay as a result of the general unsecured claims filed against us in our Bankruptcy Proceedings could adversely impact our liquidity and financial condition.

        The original aggregate face amount of the general unsecured claims asserted against us exceeded $380 million. In connection with agreeing on our plan of reorganization, the various constituencies independently analyzed the claims and determined that the total payout on the claims was likely to be between $49 million and $65 million. However, because many claims are still in dispute, we are unable to predict the payment amount or period. We believe that we have set aside adequate reserves to cover the general unsecured claims and that the aggregate payout should not exceed the higher end of the range of likely payouts determined by the various constituencies in the bankruptcy proceedings.

However, payouts in excess of the reserved amounts would have an adverse effect on our liquidity and financial condition. For a detailed discussion of the status and amounts of these claims, we refer you to the sections under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General Unsecured Claims," beginning on page 50 of this report and "Legal Proceedings," beginning on page 26 of this report.

        Our non-trade debt outstanding could damage our operating results and financial condition, and we might incur substantially more debt in the future.

        As of March 31, 2004, we had approximately $61.4 million of non-trade indebtedness outstanding, not including an aggregate of approximately $22 million in original face amount of general unsecured claims debt asserted against us in connection with our bankruptcy proceedings and described elsewhere in this report. Our non-trade indebtedness could adversely affect our operating results and financial condition by:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and industry;

  •
  placing us at a competitive disadvantage relative to our competitors holding less debt; and

  •
  making it difficult for us to meet our debt service requirements if we experience a substantial decrease in our revenues or an increase in our expenses

        Payment of principal and interest on this non-trade debt will require the dedication of a substantial portion of our cash flow from operations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes.

        We may incur substantial additional debt in the future. Terms of our existing non-trade debt do not, and terms of future debt may not, prohibit us from doing so. If new debt is added to current levels, the related risks described above could intensify.

        We may not generate sufficient cash flow or secure sufficient financing to fund our debt obligations, ongoing operations and capital expenditures.

        We will be required to generate cash sufficient to pay all amounts due on our outstanding indebtedness, conduct our business operations and fund capital expenditures. We have historically funded our operations through the sale of our products and services, the sale of equity securities, the issuance of debt securities and the factoring of accounts receivable. We believe, however, that we have limited access to the debt and equity markets at this time because of deficiencies in internal control over financial reporting, the lack of current financial information, our recent emergence from bankruptcy proceedings and pending governmental investigations. Some of these factors lie beyond our control. If we are unable to generate sufficient cash flow from operations or secure sufficient financing, we may not be able to pay our debt, maintain our business, respond to competitive challenges or fund our other liquidity and capital needs. If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing.

        Our business depends on alliance partners and could suffer if our partners fail to generate sufficient sales of our products.

        Approximately 50% of our fiscal 2003 license revenue is sourced, developed and closed with our alliance partners, including global and regional solution providers, systems integration firms and third party distributors. If the number or size of these transactions were to decrease for any reason, our operating results would be adversely affected. Any degradation in our alliance partner relationships, particularly our relationship with IBM, could hurt our operating results.

        In addition, many of our alliance partner arrangements are non-exclusive, meaning that these alliance partners may carry competing products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following:

  •
  Inability of our partners to sell our products;

  •
  A decision by our partners to favor competing products; or

  •
  Inability of our partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by partners.

        Our business depends on partners, particularly IBM, that integrate for end users most of the products that we sell.

        Third parties are responsible for the integration of most of the products that we sell. These partners are designated technology companies whose employees have been trained to integrate our products for end users. IBM in particular has trained a significant number of its consultants to deliver a broad range of professional services in connection with our products. Any degradation in our relationships with these partners, particularly IBM, could damage our ability to integrate all the products that we sell and thus could have a material adverse effect on our business.

        Our Board of Directors and management have endured substantial and recurring turnover.

        Our plan of reorganization called for the creation of a new, seven-member Board of Directors convened in August 2003. In October 2003, pursuant to our plan of reorganization, three directors were replaced by new directors. Significant turnover in senior management and other strategic personnel also has occurred. We have had four chief executive officers in the past two years. Many members of our management team have only recently joined Peregrine. Our future performance depends, in part, on the ability of our new management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

        Our business could be harmed if we lost the services of one or more members of our senior management team or other key employees.

        The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could damage our business and harm our operating results and financial condition. Our success depends on the continued service of our senior management and other strategic sales, consulting, technical and marketing personnel. We do not maintain key man life insurance on any of our employees.

        If we cannot attract and retain qualified sales personnel, software developers and customer service personnel, we will not be able to sell and support our products.

        Our products and services require a sophisticated selling effort targeted at key individuals within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with integrating and maintaining them, require highly-trained customer service and support personnel. We may have difficulty recruiting and retaining qualified employees for these positions. Our current financial and operating condition makes it especially challenging to attract and retain highly qualified and knowledgeable employees in an industry where competition for skilled personnel is intense. In addition, we currently do not allocate stock options to all of our employees, as we did in the past. This change in our strategy for allocating stock options grants to employees may have an adverse impact on our ability to retain key personnel. If we are not successful in attracting and retaining qualified sales personnel, software developers and customer service personnel, our operating results could be materially harmed.

        The timing of a small number of large license transactions could damage our operating results.

        When negotiating large software licenses, many customers time the conclusion of negotiations near the end of a quarter to improve their ability to negotiate a more favorable price. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and thus license revenues in a given quarter depend substantially on orders booked during that strategic period. If we are unable to complete a sufficient number of license agreements during this short and intense sales period, our revenues in a given quarter could diminish. This risk intensifies if the license agreements we are unable to complete are large.

        Our quarterly and annual revenues could be affected by new products we announce or that our competitors announce.

        Announcements of new products or releases by us or by our competitors could prompt customers to delay purchases pending the introduction of the new product or release. In addition, announcements by us or by our competitors concerning pricing policies could damage our revenues in a given quarter or the renewal rates among our existing customers.

        Our products' long sales cycle may cause substantial fluctuations in our revenues and operating results.

        Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced and could result in a significant loss. The sales cycle for our products typically requires four to nine months for completion and delays could extend this period. Any delay in the sales cycle of a license for a significant amount of revenues or a number of smaller licenses could damage our operating results and financial condition.

        Product development delays could materially harm our competitive position and result in a material reduction in our revenues.

        We have experienced product development delays in the past and may experience them in the future. Delays may occur for many reasons, including an inability to hire developers, discovery of software bugs and errors or the failure of our current or future products to conform to industry requirements. If we experience significant product development delays, our position in the market and our revenues could be negatively affected.

        Errors or other software bugs in our products could be costly to fix and may result in product warranty claims or a reduction in our renewal rates among existing customers.

        Errors can be detected at any point in a product's life cycle. Past errors have delayed product shipment and increased costs. If we were required to expend significant amounts to correct software bugs or errors, our revenues could be adversely affected as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues.

        Discovery of errors could result in any of the following:

  •
  Loss of or delay in revenues and loss of customers or market share;

  •
  Failure to achieve market acceptance;

  •
  Diversion of development resources and increased development expenses;

  •
  Increased service and warranty costs;

  •
  Legal actions by our customers; and

  •
  Increased insurance costs.

        If we were held liable for damages incurred as a result of our products, our operating results could decline significantly. Our license agreements with customers typically contain provisions designed to limit exposure to potential product liability claims. However, these limitations may not be effective under the laws of some jurisdictions.

        The loss of any of the technology licenses we rely on to build our products could have a material adverse effect on our business.

        Our software relies on technologies licensed from third parties. These technologies may not continue to be available to us on terms that are acceptable and allow our products to remain competitively priced. If we lose any of these licenses, there is no guarantee that we will be able to obtain comparable licenses from alternative third parties. The loss of any of these licenses or the ability to maintain any of them on commercially acceptable terms could delay development and distribution of our products. Any such delay could harm our business.

        Our cost reduction initiatives may adversely affect our operations and our ability to hire new personnel.

        In connection with our effort to cut costs, we restructured our organization in 2002 and 2003, streamlining operations and reducing our workforce. Substantial costs accompanied the workforce reductions, including severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce or a decline in employee morale. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create difficulties.

        Conducting business internationally poses risks that could affect our financial results.

        Conducting business outside the United States poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates. Moreover, exchange rate risks could have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to change our prices to reflect fluctuations in the exchange rate.

        Additional risks we face in conducting business internationally include the following:

  •
  Longer payment cycles;

  •
  Difficulties in staffing and managing international operations;

  •
  General economic conditions in foreign countries;

  •
  The imposition of trade or foreign exchange restrictions or increased tariffs;

  •
  Problems in collecting accounts receivable; and

  •
  The adverse effects of tariffs, duties, price controls or other restrictions that impair trade.

        Our operating results could be adversely affected if we are unable to conduct our business due to events beyond our control.

        Our operations, and those of third parties on which we rely, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. For example, if blackouts or other such forces interrupt our power supply we would be temporarily unable to continue operations at our facilities. Any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenues.

  Risks Related to Our Industry

        Our operating results may be adversely affected if the software industry continues to evolve toward licensing models that may prove less profitable for us.

        We have historically sold our products on a perpetual license basis in exchange for an up-front license fee. Customers are increasingly attempting to reduce their up-front capital expenditures by purchasing software under other licensing models. One such model is the subscription model, in which the up-front license fee is replaced with smaller monthly fees. If we are not successful in adapting to customer demands or industry trends pertaining to licensing models, or if customers otherwise do not believe the models we offer are attractive, our business could be impaired.

        Our operating results may be adversely affected if existing customers do not continue to purchase from us.

        Much of our revenue reflects incremental sales to existing customers. Because of the continuing decline in corporate technology spending over the past several years, our customers may decline to purchase additional licenses or additional modules for software products they previously licensed from us. If our existing customers do not continue to purchase from us our revenues may be adversely affected.

        If we do not respond adequately to our industry's evolving technology standards or do not continually develop products that meet the complex and evolving needs of our customers, sales of our products may decrease.

        Rapid technological change in our industry could erode our competitive position in existing markets, or in markets we may enter in the future. We may be unable to improve the performance and features of our products to respond to these developments. In addition, the life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part on our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

        Seasonal trends in our software product sales may result in periodic declines in our revenues and impairment of our operating results.

        Like many software companies, demand for our products tends to be strongest in the quarters ending December 31 and March 31 and weakest in the quarter ending June 30. We believe that we benefit in our third fiscal quarter, ending December 31, relative to our quarters ending June 30 and September 30, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Seasonal patterns may change over time. We already experience variability in demand associated with seasonal buying patterns in foreign markets. As an example, weakness in our quarter ending September 30, in part reflects the European summer holiday season.

        Any failure to compete effectively against other companies will have a material adverse effect on our business and operating results.

        The market for our products is highly competitive. Our competitors vary in size and in the scope and breadth of the products and services offered. These competitors include large, mid-tier and small vendors. Our closest competitors are Fortune 500 technology vendors that have greater financial resources and offer a wide range of products and services, including offerings that compete with our asset and service management software, as well as a number of smaller niche vendors. Our competitors include: Altiris; Computer Associates; Hewlett-Packard; MRO Software; Remedy, a BMC Company; and USU Software AG. If we cannot compete effectively by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease, as will our operating results. In addition, potential customers may have concerns about purchasing from us because of our size relative to larger competitors and our accounting irregularities and bankruptcy proceedings.

        Certain current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. They may be able to devote greater resources than we can to the development, promotion and sale of their products, and they may be able to respond more quickly to new or emerging technologies and changes in customer needs. These large competitors may have better access to potential customers and may be able to price their products more competitively because of their size and the breadth of their product offerings. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. In particular, it is possible that large software companies will acquire or establish alliances with our smaller competitors, thereby increasing the resources available to those competitors. These new competitors could rapidly gain market share at our expense.

        We may not be able to price our products competitively as software industry suppliers increasingly focus on market share.

        In response to declining conditions in the software industry, some suppliers are offering discounted prices on their products in an effort to generate sales and increase market share. Because many of our competitors are larger and offer a wider range of products, they may be able to offer higher discounts on their products in relation to the discounts we can profitably offer on our products. There is no assurance that we will be able to remain competitive when other suppliers are offering competing products at a significant discount. This price competition could result in price reductions, loss of customers, displacement of our products and a loss of market share, any of which could have a material adverse effect on our business.

        Inability to protect our intellectual property could put us at a competitive disadvantage.

        If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, thereby eroding our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to our software and software code, documentation, and other proprietary information and by relying on a combination of patent, copyright, trade secret and trademark laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide licensees access to our data model and other proprietary information underlying our licensed applications.

        Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect proprietary rights to the same extent as do laws in the United States. Our inability to adequately protect our intellectual property for these or other reasons could adversely affect our business.

        If we become involved in an intellectual property dispute, we may incur significant expenses or may be required to cease selling our products, which would substantially impair our revenues and operating results.

        Significant litigation in the United States in recent years has focused on intellectual property rights, including rights of companies in the software industry. We have from time to time received correspondence from third parties alleging that we have infringed upon that party's intellectual property rights. We expect these claims to increase if our intellectual property portfolio grows. Intellectual property claims against us, and any resulting lawsuit, may cause significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. Such lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and could divert management's time and attention.

        Any potential intellectual property litigation against us could also force us to do one or more of the following:

  •
  Cease selling, incorporating or using products or services that employ the alleged infringed intellectual property;

  •
  Obtain from the holder of the alleged infringed intellectual property a license to sell or use the relevant technology, and such a license may not be available on acceptable terms, if at all; or

  •
  Redesign those products or services that incorporate the disputed intellectual property, which could result in substantial unanticipated development expenses.

        If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or to obtain a license for the infringed intellectual property on acceptable terms and on a timely basis, our revenues could materially decline or our expenses could increase.

        Similarly, we may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's time and attention.

  Risks Related to Our Bankruptcy Proceedings

        Our recent financial and accounting problems and bankruptcy proceedings may damage operations going forward.

        We operated under bankruptcy law protection from September 22, 2002 through August 7, 2003. The effect, if any, that our bankruptcy proceedings may have on our future operations cannot be accurately predicted or quantified. Customers that purchase software products are making a significant long-term investment in technology. Because of the long-term nature of such an investment, customers are often concerned about the stability of their suppliers. Our previous financial and accounting problems and our bankruptcy proceedings may cause current and potential customers concern about our long-term stability, and these concerns may cause us to lose sales. Any loss in sales could have a material adverse effect on our operating results, further deepening concern among current and potential customers. Additionally, concerns such as these may negatively affect our ability to negotiate favorable terms from suppliers, landlords and others. The failure to obtain such favorable terms could adversely affect our financial performance.

        Executing our new post-bankruptcy business strategy involves substantial risks, and we may not be able to achieve our goals.

        We face substantial risks in implementing our business strategy, including:

  •
  Our ability to maintain license and maintenance revenues;

  •
  Our ability to improve cross-selling opportunities;

  •
  Our ability to offset the negative effect that our bankruptcy law filing has exerted on our business, including the impact on our customer base;

  •
  Difficulties arising from an economic climate that has dampened demand for our products and services; and

  •
  Potential difficulties in retaining quality management to execute our business strategy.

        One or more of these factors, individually or combined, could damage our ability to operate. There can be no assurance that the anticipated results of our plan of reorganization will be realized or that our plan of reorganization will have the expected effects on our business or operations.

        Our future consolidated financial statements will not be comparable to those contained in this report.

        In connection with our emergence from bankruptcy proceedings, we intend to apply the provisions of fresh-start reporting to our consolidated financial statements for periods beginning August 1, 2003 in accordance with generally accepted accounting principles. Under fresh-start reporting, a new reporting entity is deemed to be created, and the recorded amounts of tangible and intangible assets and liabilities are adjusted to reflect their fair value. This accounting method also calls for a re-establishment of stockholders' equity at the reorganization value and the recording of any portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets as reorganization value in excess of amounts allocatable to identified assets. As a result, our reported historical consolidated financial statements for periods prior to August 1, 2003, as presented in this report, generally will not be comparable to those to be reported under fresh-start reporting. See Note 1 to our consolidated financial statements included in this report for more information regarding fresh-start reporting treatment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        We conduct business overseas, principally in Europe, in a number of foreign currencies. During fiscal 2003, increases in the value of the Euro and the British pound relative to the U.S. dollar boosted our revenues and results from operations. Although we currently derive no material revenues from highly inflationary economies, we have a presence in international markets outside Europe, including Latin America, whose currencies have fluctuated in value relative to the U.S. dollar more than European currencies. Future fluctuations in the value of foreign currencies relative to the U.S. dollar may have an adverse effect on our business, financial condition, or results of operations.

        Currently, we do not attempt to mitigate our currency transaction risks through our foreign exchange hedging program, but we may consider such a program in the future.

        At the effective date of our plan of reorganization, we had long-term debt of $58.8 million with a fixed interest rate of 6.5%. We do not believe we have significant exposure to changes in interest rates.

        Our foreign operations expose us to certain risks. A foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. In addition, we are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

        Our operations in some markets may also be adversely affected by political, economic and social instability in foreign countries. As we continue to operate in international markets, these and other risks associated with international operations may increase.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is set forth in our consolidated financial statements and notes thereto beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Information concerning changes in and disagreements with accountants on accounting and financial disclosure required by Item 9 of Part II of this report is incorporated herein by reference to information previously reported in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 8, 2002, June 5, 2002 and July 2, 2002.

ITEM 9A.    CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act, prior to the filing date of this report and as of the last day of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of either date.

        For a number of reasons, including the fact that we cannot yet prepare timely financial information and, therefore, were not filing periodic reports during fiscal 2003, the difficulty in assembling all relevant contemporaneous documentation for significant transactions, significant turnover in management and our finance staff, and the other factors disclosed below under the caption "Certain Internal Control Functions—Deficiencies In Internal Control Over Financial Reporting," our chief executive officer and chief financial officer have concluded that there were significant deficiencies, including material weaknesses, in our internal control over financial reporting at the end of the fiscal period covered by this report. Readers should carefully review the information set forth under the caption "Certain Internal Control Functions," below.

        In view of the fact that the financial information presented in this report was prepared in the absence of effective internal controls over financial reporting, we devoted a significant amount of time and resources to the analysis of the financial statements contained in this report and, where necessary in prior periods, the restatement of our financial results. In particular, we reviewed all significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements contained in this report.

        Nevertheless, there can be no assurance that either this review process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud or result in accurate and reliable disclosure. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in internal controls can occur because of simple errors or mistakes that are not detected on a timely basis.

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

  Certain Internal Control Functions

        In the late spring and summer 2002, our new senior management realized there were significant deficiencies, including material weaknesses, in our internal control over financial reporting. We retained a cash management firm, Kibel Green, to assist us in monitoring our cash position and controlling our expenditures. In addition, we retained other outside advisors to assist us in preparing our financial statement restatements. In the late fall of 2002, we named an acting compliance officer, Worth MacMurray. We strengthened our revenue recognition policy and procedures in an attempt to ensure proper revenue recognition and we implemented a revenue recognition educational program for our personnel.

  Certain Internal Control Events Subsequent to March 31, 2003

        We are including information about our deficiencies and weaknesses in internal control over financial reporting subsequent to fiscal 2003 in order to provide readers with a more current understanding of our internal control over financial reporting.

        With the bankruptcy proceeding and restructuring activities largely completed in the summer of 2003, we began dedicating additional resources to the development of adequate internal control over financial reporting. We filed a Current Report on Form 8-K on August 7, 2003, describing the deficiencies that needed to be addressed. Since August 7, 2003, the last publicly disclosed evaluation of our internal controls over financial reporting, we have taken steps to begin to improve our internal controls, although significant deficiencies, including material weaknesses, remain. Under the direction of new management, in the same month, we hired a full-time consultant, Mary Burnside, to aid us in complying with the settlement agreement we reached with the Securities and Exchange Commission, specifically focusing on the internal control requirements of the Sarbanes-Oxley Act of 2002. In September 2003, we appointed a corporate compliance officer, John Skousen, to implement and manage our compliance program. Mr. Skousen reports directly to the Corporate Governance and Nominating Committee of our Board of Directors. In October 2003, we hired an internal auditor, Steven Burt, to oversee the creation of an internal audit function. Mr. Burt reports directly to the Audit Committee of our Board of Directors. In December 2003, we hired David Sugishita as executive vice president, special projects, to direct initiatives aimed at improving our financial operations and infrastructure. Also in December 2003, we hired RSM McGladrey, Inc., a global accounting firm, to assist us with our internal audit functions and in implementing effective accounting policies and procedures. For internal audit functions, RSM McGladrey reports to our audit committee.

        The following assesses the deficiencies in our internal control over financial reporting that we identified in the Current Report on Form 8-K filed on August 7, 2003, as well as the matters raised by the Securities and Exchange Commission in the civil action it filed against us in June 2003.

  Deficiencies In Internal Control Over Financial Reporting

  Accounting Policies and Procedures

        Our accounting policies and procedures are not adequately documented. Furthermore, our accounting procedures are not comprehensive in scope and fail to adequately address a number of material areas. In addition, personnel have not been adequately trained regarding accounting policies and procedures. The lack of comprehensive formal procedures and adequate training increases the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles. We are in the process of developing, documenting, communicating and implementing formalized accounting policies and procedures. Currently, we have developed a worldwide, formally documented revenue recognition policy, which our chief financial officer approved. Training with respect to the revenue recognition policy is ongoing for senior management, finance personnel and sales personnel. RSM McGladrey is assisting management in fulfilling its responsibilities to establish and maintain an effective internal control structure that includes effective accounting policies and procedures. RSM McGladrey's initial efforts are focused on areas with high risk.

  Period-End Accounting Closing Procedure

        We have not historically followed a formal period-end accounting closing procedure. In addition, most closing procedures are currently not documented. During fiscal 2003, we conducted quarterly closings and performed account reconciliations of material balance sheet accounts as of the end of each quarter. Due to the time delays and unexpected work volumes caused by the restatement, however, we fell behind in producing monthly financial statements. This meant that several of the key revenue account reconciliations performed during the preparation of the fiscal 2003 financial statements were not performed in a timely manner. This meant it was more difficult to resolve account differences and isolate them when they did occur. Furthermore, because the monthly financial statements were generated several months behind schedule, they were not reviewed by the operations managers against budgeted results for which they were responsible. To correct this, we need to establish formal monthly closing procedures and create a closing procedure manual with a checklist of major closing procedures. We have hired several new financial managers, and have been adding personnel to the staff, to assist in implementing these changes. However, because of our significant effort focused on completing our consolidated financial statements for fiscal 2003, we have not made significant progress in creating a formal period-end accounting process.

  Account Reconciliation

        Historically, most general ledger accounts have not been reconciled to the detailed subsidiary ledgers on a timely basis. Furthermore, deviations noted in the reconciliation process were not properly corrected on a timely basis. During fiscal 2003, all general ledger accounts were initially reconciled at year-end. These accounts subsequently were reconciled on a quarterly basis. We need to reconcile general ledger accounts to the detailed subsidiary ledgers on a monthly basis and designate in the procedure manual currently under development the key reconciliations to be completed on a periodic basis. We are well along in the process of reconciling the general ledger accounts for fiscal 2004 to the detailed subsidiary ledgers. However, we have not yet established procedures to do so on a periodic basis.

  Financial Reporting System

        Historically, our automated financial reporting systems have been overly complex, poorly integrated and inconsistently implemented. As a result, preparation of financial statements required multiple steps, including manual reconciliation of most accounts, and extensive management review. Many of our critical systems necessary to generate revenue information remain off-line and are not integrated with our standard accounting system, PeopleSoft. In addition, we historically operated different versions of PeopleSoft in Europe and in the United States, making integration of international financial information more cumbersome. To bridge this gap, we have been required to implement manual review and reconciliation processes for certain material account balances. Manual processes increase the risk of inaccurate or incomplete information. In fiscal 2004, we upgraded our Peoplesoft system enabling us to operate most of our major financial operations on a common platform worldwide. We have implemented other measures, including updating our processes so that billing and accounts receivable are handled in a consistent manner in North America and Europe, and standardizing our worldwide product master and invoice forms. We also purchased a new software application to address issues with consolidated reporting and budgeting and we are in the process of implementing this new application. We need to prioritize and implement additional planned systems improvements. In addition, we have recently hired a chief information officer to oversee all our information systems.

  Sales Order Processing System

        Historically, our sales order processing system has not been integrated and has required that transaction information be recorded by several individuals and entered into several databases. We need to improve the sales order process and system. Our financial management has had to devote substantial efforts to re-checking information to ensure revenue information is correct. We have evaluated improvements to the recording of our transactions, including simplifying business processes and licensing standards. Since July 2003 a specific team has focused on these issues. That team is creating a detailed plan to integrate our three major information systems. A standardized sales order configuration and pricing tool was implemented worldwide in January 2004 and is currently being documented. In addition, a standardized sales order management process was implemented in January 2004. A standard product list has been implemented for all quotes, contracts and invoices. These tools will assist in correctly processing licensing transactions. We also need to create a standardized order management process for sales of maintenance and professional services.

  Management Reporting and Analysis

        Financial reports are not widely disseminated within the organization. Our corporate subsidiary structure is unnecessarily complex and the historical consolidation process has not been properly documented. We have begun to simplify our corporate structure and have prepared detailed budgets by department. We plan to formalize and document our consolidation process and budget reporting and to analyze these results by department. We believe that the simplification of the business structure will improve the timeliness and quality of management reporting.

  Staffing and Training of Finance Personnel

        There has been substantial turnover in finance personnel. Our finance operations continue to be understaffed and personnel lack comprehensive accounting policies and procedures to follow. In addition, personnel need to be further trained on our procedures. We continue to hire, train and supervise finance personnel. We have begun to develop more formal policies and procedures. Since August 2003, we have hired two revenue recognition accountants and a director of accounting. We are currently seeking to hire accounting managers and financial analysts to focus on financial reporting and analysis.

  Segregation of Duties/Responsibilities and Management Review

        Historically, our accounting personnel have been responsible for posting and reconciling accounts under their control without any independent review. We need to implement procedures to segregate duties and restrict user-access to certain applications, where appropriate. These procedures need to ensure that management personnel with appropriate knowledge and understanding review reconciliations and other financial information. In addition, we need to designate individuals to take responsibility for the preparation and review of key accounts. With RSM McGladrey's assistance, we are developing procedures that include the segregation of duties and assigning of responsibilities.

  Contract Management

        There have been, and continue to be, deficiencies in contract management. We lack formal policies and procedures that sufficiently address, among other things, signature authority and approval thresholds, as well as notification, security and retention requirements. We need to implement a system of contracts management and control policies and procedures. With RSM McGladrey's assistance, we are developing procedures for contract management.

  Matters Raised by the Securities and Exchange Commission in its June 2003 Civil Action

  Revenue Recognition

        The Securities and Exchange Commission's June 2003 civil action states that during fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001), several issues with respect to revenue recognition resulted in the overstatement of our reported revenue. Our consolidated financial statements from this period have been properly restated to, among other things, address all of these revenue recognition matters. Specifically, the Securities and Exchange Commission raised concerns with respect to the following:

  Sales Through Third Parties

        The civil action states that for most of our transactions involving products sold through third-party resellers, revenue was recognized when products were "sold in" to the third-party reseller, regardless of whether the reseller had a firm commitment from an end-user customer to purchase the products. Our current revenue recognition policy now allows us to recognize revenue only upon proof of sell-through to the end-user customer.

  Side Letters or Sales Contract Amendments

        The civil action states that many transactions employed side letters or sales contract amendments, resulting in the recognition of revenue even though purchase commitments with end-user customers and resellers were not fixed and were subject to conditions and contingencies. Our current revenue recognition policy specifically prohibits these activities.

  Reciprocal Transactions

        The civil action states that we engaged in a number of reciprocal transactions related to acquisitions, investments and sales to customers for the primary purpose of improperly inflating our revenues. Our current revenue recognition policy specifically addresses this issue.

  Fiscal Period End Cut-off

        The civil action states that numerous transactions were recorded as revenue in a given fiscal period although sales orders were not completed until after the end of the period. Our current revenue recognition policy requires strict adherence to fiscal end period cut-offs. We have established practices and intend to document formally written procedures to minimize the possibility of material revenue items being recorded in the wrong period.

  Compliance and Internal Audit Functions

        The Securities and Exchange Commission maintained that we lacked certain internal audit and compliance functions, including specified board committees, compliance officers, training capabilities and a code of conduct. We have addressed each of these deficiencies. Our Board of Directors has established a Corporate Governance and Nominating Committee and an Audit Committee, both of which consist solely of independent directors. We have named a corporate compliance officer, hired an internal auditor and retained an outside audit firm to provide internal audit services, and an executive vice president, special products, to direct initiatives aimed at improving our financial operations and infrastructure. We have also hired a full-time consultant to aid us in complying with the settlement agreement we reached with the Securities and Exchange Commission, specifically focusing on the internal control requirements of the Sarbanes-Oxley Act of 2002. We have engaged RSM McGladrey to assist management in fulfilling its responsibility to establish and maintain an effective internal control structure that includes effective accounting policies and procedures, as stated above. Training with respect to the revenue recognition policy is ongoing for senior management, finance personnel and sales personnel. Finally, we have adopted a code of conduct that applies to all personnel and our Board and we are in the process of training our employees about the code.

  Accounts Receivable

        The civil action states that we sold, or factored, accounts receivable improperly and recorded these factoring transactions improperly. All of these factor loans were entered into prior to May 2002 and have been properly disclosed and presented. We have no current plans to enter into new factor loans. Many accounts receivable balances arising from these improperly recorded transactions were written off inappropriately by being charged to bad debt expense, cost of acquisitions or accrued liabilities. We created and implemented a formalized accounting policy and procedure addressing bad debt write-off. To date, there have been no material write-offs in fiscal 2003 or 2004.

  Mergers and Acquisitions

        The civil action states that we did not properly account for certain business acquisitions. Our consolidated financial statements from the restatement period have been properly restated to address this matter. We must better document formal accounting policies and procedures to ensure acquisitions are properly transacted, observing applicable accounting standards. We will develop policies and procedures with respect to accounting for acquisitions. There has been no merger or acquisition activity since our financial results were restated.

  Stock Option Accounting

        The civil action states that our past stock option grant practices resulted in many employee stock options being granted with exercise prices that were below market value on the date of grant, and we did not properly account for stock option grants and modifications to those stock options. Our consolidated financial statements from the restatement period have been properly restated to address these matters. We have implemented new policies and procedures relating to the modification of stock options. Training with respect to stock option accounting is ongoing.

ITEM 10.    OUR DIRECTORS AND EXECUTIVE OFFICERS

        As we have experienced a high level of turnover in our management since March 31, 2003, this section contains information concerning our directors and executive officers as of both March 31, 2004 and March 31, 2003, except where we specify (or the context requires) that the disclosure is as of a different date.

  CURRENT OFFICERS, DIRECTORS AND KEY PERSONNEL

        The following table sets forth certain information regarding our directors as of March 31, 2004:

Name	Age	Principal Position(s)
James P. Jenkins(2)(4)	56	Chairman of the Board of Directors
John Mutch(4)	47	President, Chief Executive Officer & Director
Andrew J. Brown(1)	44	Director
Victor A. Cohn(1)(3)	55	Director
James W. Harris(1)(4)	57	Director
Alan J. Hirschfield(2)(3)(4)	68	Director
Mark Israel(2)(3)	49	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Corporate Governance and Nominating Committee.

(4)
Member of the Executive Committee.

        James P. Jenkins joined our Board of Directors in August 2003. He is the chairman of our Board and a member of the Compensation Committee and the Executive Committee. Since July 2002, Mr. Jenkins has been employed by Mellon HBV Alternative Strategies, LLC., where he is a managing director and portfolio manger. Before joining Mellon, he was a senior managing director and head of investment banking at Advest, Inc. From 1999 to 2000, Mr. Jenkins led Solid ISG Capital Markets, LLC as its president and chief executive officer. He managed J.P. Jenkins Company LLC from its inception in 1996 through 1999. From 1997 to 1998, Mr. Jenkins was an executive vice president, head of investment banking, of Laidlaw Global Securities, Inc. and was a member of its Executive Committee and Board of Directors. Mr. Jenkins began his career at Kuhn, Loeb & Co. in 1972, which merged with Lehman Brothers in 1978. He moved to The First Boston Corporation in 1984, where he stayed until 1996, rising to the position of managing director. From 2002 to 2003, Mr. Jenkins was a director of Telespectrum Worldwide Inc. Mr. Jenkins holds a B.A. and a M.B.A. from Stanford University.

        John Mutch joined our Board of Directors in March 2003 and is a member of the Executive Committee of our Board of Directors. Mr. Mutch was Chairman of the Compensation Committee of our Board of Directors from March 2003 through August 2003. Mr. Mutch has served as our president and chief executive officer since August 2003. From December 1999 through August 2002, he was the chief executive officer of HNC Software, Inc. He also served as president of HNC Software from May 2001 through August 2002. Mr. Mutch joined HNC Software in 1997, and from 1997 to 1999 served in various other senior executive positions, including vice president, marketing and president of HNC Insurance Solutions. In 1994, Mr. Mutch founded MVenture Holdings, Inc., a private equity fund that invests in public and private technology companies, which became Mventure Holdings LLC in 2002. From December 1986 to June 1994, Mr. Mutch held a variety of executive sales and marketing positions with Microsoft Corporation, including director of organization marketing. Mr. Mutch serves on the Board of Directors of Overland Storage, Inc., where he is a member of the Compensation Committee. Mr. Mutch holds a B.S. from Cornell University and a M.B.A. from the University of Chicago.

        Andrew J. Brown joined our Board of Directors in October 2003 and serves as the chairman of our Audit Committee. Mr. Brown is the chief financial officer of Pillar Data Systems, which he joined in February 2004. He served as chief financial officer of Legato Systems, Inc. from October 2000 until its acquisition by EMC Corp. in October 2003. From 1988 to 2000, Mr. Brown held several financial leadership positions at Adaptec Inc., including vice president of finance and chief financial officer. Mr. Brown holds a BS in Accounting from Eastern Illinois University.

        Victor A. Cohn joined our Board of Directors in October 2003 and serves as chairman of our Governance and Nominating Committee and is a member of the Audit Committee. Mr. Cohn is the chief executive officer and founder of Focal Point Partners, a business management firm. Prior to founding Focal Point, he was founder and chairman of Alley Capital Partners, a joint venture with Wit Capital, providing financing for early-stage companies. Mr. Cohn's prior experience includes managing the worldwide equity capital markets business for Salomon Brothers, UBS Securities and Bear, Stearns & Co. He is a director of Verity Inc., where he is chairman of the audit committee. Mr. Cohn holds a B.S. from Pennsylvania State University.

        James W. Harris joined our Board of Directors in August 2003 and is a member of the Executive Committee and the Audit Committee of our Board. Mr. Harris is president and founder of Seneca Financial Group, Inc., a merchant bank located in Greenwich, Connecticut. Prior to establishing Seneca in 1993, he was managing director at Lehman Brothers and headed its Financial Restructuring Group. Before joining Lehman in 1982, Mr. Harris spent 10 years with Citibank N.A.'s Banking Group, rising to the position of senior credit officer. Mr. Harris is a director of El Paso Electric Company, where he serves as a member of the executive committee and as chairman of the nominating and governance committee. He was an adjunct professor at Columbia University's Graduate School of Business in New York, N.Y. from 2001 through 2003. Mr. Harris holds a B.A. from Vanderbilt University and a M.B.A. from Harvard Business School.

        Alan J. Hirschfield joined our Board of Directors in October 2003 and serves on our Governance and Nominating Committee, Executive Committee, and as chairman of our Compensation Committee. Mr. Hirschfield was co-chief executive officer of Data Broadcasting Corp. from 1992 to 2000. Data Broadcasting merged with the Financial Times and Pearsons Inc. to become Interactive Data Corp., and he remains a director of that company. He was chairman and chief executive officer of Twentieth Century Fox Film Corp. from 1982 through 1986 and president and chief executive officer of Columbia Pictures, Inc. from 1973 through 1978. Mr. Hirschfield also is a director of Cantel Medical Corp., where he chairs the compensation committee; Carmike Cinemas, Inc., where he is chairman of the audit and compensation committees; J Net Enterprises, Inc.; and Leucadia National Corporation, where he is a member of the audit committee. Mr. Hirschfield holds a B.A. from the University of Oklahoma and a M.B.A. from Harvard Business School.

        Mark Israel joined our Board of Directors in August 2003 and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee of our Board. Mr. Israel is director of distribution and channel sales for Magellan Products, a division of Thales Navigation. Previously, he was the senior vice president of marketing at Cognet Corp., a software company based in Valhalla, NY, responsible for product marketing, corporate communications and strategic alliances. Prior to joining Cognet in 1998, Mr. Israel was vice president of marketing and channels at Dictaphone Corp. From 1984 to 1997, he held sales management positions at Apple Computer. He also held sales management positions at TDK Electronics and Fuji Photo. Mr. Israel studied business management and marketing at Nassau Community College.

        Pursuant to the plan of reorganization, four members of our Board of Directors were designated by the creditors' committee (Carl Goldsmith, Robert Horwitz, James P. Jenkins, and Ben Taylor) and three members of our Board of Directors (James W. Harris, Mark Israel and John Mutch) were selected by the equity committee. Under the plan, the directors selected by each committee were entitled to select replacements in the event any director originally selected by the committee resigned or otherwise became unwilling or unable to serve as a director within 90 days after the effective date of the plan. Following this process, in October 2003, Andrew J. Brown, Victor A. Cohn and Alan Hirschfield were selected to replace Messrs. Goldsmith, Horwitz and Taylor. In addition, under the plan of reorganization, the post-emergence equity committee has the right to designate one of the seven nominee directors on our voting slate at the next annual meeting of our stockholders.

        Audit Committee Financial Expert.    The Audit Committee consists of Andrew J. Brown, James W. Harris and Victor A. Cohn. Our Board of Directors has determined that Messrs. Brown, Harris and Cohn are "audit committee financial experts" as defined by the rules and regulations of the Securities and Exchange Commission. Our board of directors has further determined that Messrs. Brown, Harris and Cohn are independent of management pursuant to applicable NASD Marketplace Rules regarding the independence of board and audit committee members. For information regarding Messrs. Brown, Harris and Cohn, see "Current Directors, Officers and Key Personnel" above.

  Corporate Governance and Nominating Committee

        In August 2003, the Board of Directors adopted a written charter for the Corporate Governance and Nominating Committee, which is available on the Company's website at www.peregrine.com. The purpose of the Corporate Governance and Nominating Committee is to (i) identify individuals qualified to become members of the Board of Directors, (ii) select candidates to fill vacancies on the Board of Directors and newly-created director positions, (iii) evaluate the performance and effectiveness of incumbent directors and recommend whether such directors should be nominated for re-election to the Board of Directors and (iv) develop and recommend corporate governance principles applicable to the Board of Directors.

        The charter of the Corporate Governance and Nominating Committee provides that the Committee will utilize a variety of methods for identifying and evaluating nominees. The Corporate Governance and Nominating Committee will assess the appropriate size of the Board of Directors, and whether any vacancies are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Corporate Governance and Nominating Committee will consider various potential candidates to fill the vacancies. Candidates may come to the attention of the Corporate Governance and Nominating Committee through its current members, stockholders or other persons. The Corporate Governance and Nominating Committee will consider properly submitted stockholder nominations for candidacy.

        In evaluating stockholder nominations, like all nominations, the Corporate Governance and Nominating Committee will consider a variety of criteria, including judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate's experience with the experience of other members of the Board of Directors, the absence of potential conflicts with us, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors. Any stockholder nominations proposed for consideration by the Corporate Governance and Nominating Committee should be made in accordance with the advance notice of nominees provisions of our bylaws. The bylaws require, among other things, that a stockholder's notice of nomination must be delivered to our secretary at least ninety days prior to a meeting to elect directors; however, in the event that less than one hundred days notice of the date of the meeting is given to stockholders, notice of a nomination by the stockholder must be received by our secretary by the close of business ten days following the earlier of the date on which the meeting notice is mailed or the date on which we publicly disclose the meeting date. To be in proper form, a stockholder's notice to the secretary must (i) include the name and address of the stockholder and the name and address of the person to be nominated, (ii) a representation that the stockholder is a holder of record of our new common stock entitled to vote at such meeting and that he or she intends to appear in person or by proxy at the meeting to nominate the person specified in the notice, (iii) a description of any arrangements between the stockholder and the nominee pursuant to which the nomination is to be made by the stockholder, (iv) such other information regarding the nominee as would be required to be included in a proxy statement had the nominee been nominated by the Board of Directors and (v) the consent of the nominee to serve as a director if elected. Following verification of the stockholder status of persons recommending candidates to the Corporate Governance and Nominating Committee, recommendations will be aggregated and considered by the Corporate Governance and Nominating Committee. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Corporate Governance and Nominating Committee.

        The Corporate Governance and Nominating Committee is composed of Messrs. Cohn, Hirschfield and Israel. The Board of Directors has determined that all of these individuals are "independent" within the meaning of the National Association of Securities Dealers listing standards.

        The following table sets forth certain information regarding our executive officers as of March 31, 2004:

Name	Age	Principal Position(s)
John Mutch	47	President, Chief Executive Officer, Director
Ken Sexton	50	Executive Vice President, Chief Financial Officer
David Sugishita	56	Executive Vice President, Special Projects
Kevin Courtois	44	Senior Vice President, General Counsel and Secretary
Alan Kerr	48	Senior Vice President, EMEA & APAC Field Operations
Beth Martinko	50	Senior Vice President, Worldwide Customer Support
Mary Lou O'Keefe	56	Senior Vice President, Human Resources
Craig Ryall	46	Senior Vice President, Americas Field Operations
Deborah Traub	32	Senior Vice President, Product Delivery
James Zierick	47	Senior Vice President, Strategy and Corporate Development

        John Mutch.    For information regarding Mr. Mutch, please refer to the information regarding our directors, above.

        Ken Sexton has served as our executive vice president and chief financial officer since June 2002. Mr. Sexton will cease to be employed upon the earlier of the completion of our fiscal 2004 Form 10-Q filings or October 31, 2004. From December 1998 to November 2001, Mr. Sexton served as the senior vice president of finance & administration and chief financial officer at Merant, PLC. From 1991 until 1998, Mr. Sexton was the senior vice president, finance & administration and chief financial officer at Intersolv, Inc., an enterprise software product company that merged with Micro Focus in 1998 to become Merant. From 1984 to 1991, Mr. Sexton also served as corporate controller of Life Technologies, Inc. Mr. Sexton worked for the public accounting firm of PricewaterhouseCoopers LLP (formerly Coopers and Lybrand) from 1976 to 1984. Mr. Sexton currently serves as director of Axentis, Inc., a private software company focused on corporate governance, risk and compliance management. Mr. Sexton holds a B.S. in Accounting from Ohio State University.

        Kevin Courtois has served as our general counsel since October 2003 and prior to that as our assistant general counsel since he joined us in September 2001. From May 1998 to September 2001, Mr. Courtois was general counsel of NxTrend Technology, Inc. and, from April 2000 to June 2001, was also general counsel of NxTrend's BuildNet, Inc. affiliate. From April 1994 to May 1998, Mr. Courtois served in the legal department of IBM, most recently as IBM Senior Attorney. From August 1990 to April 1994, Mr. Courtois was in private practice with Jackson & Walker, LLP. From August 1981 to August 1987 he held a variety of software development and other technical positions with Texas Instruments, Inc. Mr. Courtois holds a B.A. from the University of Notre Dame, a M.S. from the Southern Methodist University School of Engineering and Applied Science, and a J.D. from the Southern Methodist University School of Law.

        Alan Kerr has served as our senior vice president and general manager of Europe, Middle East, Africa (EMEA) and Asia, Pacific Rim (APAC) operations since April 2003. From January 2002 to March 2003, Mr. Kerr served as our vice president and general manager of EMEA. From January 1997 to December 2000, Mr. Kerr was with Informix Software, where he held several management positions, most recently as senior vice president, international operations. From January 2001 to July 2001, Mr. Kerr was senior vice president, worldwide sales at Ascential Corporation. Additionally, Mr. Kerr has held leadership roles with Software AG, Data General and Philips Data Systems. Mr. Kerr studied Civil Engineering at Strathclyde University, Glasgow, Scotland.

        Beth Martinko has served as our senior vice president, worldwide customer support since September 2002. From 1993 to 2002, Ms. Martinko served in various leadership positions at Q+E Software, INTERSOLV, which acquired Q+E Software in April 1994, and Merant, PLC which was formed by the merger of INTERSOLV and Microfocus in September 1998. Her positions included vice president of human resources, vice president of customer support and vice president of customer education. Ms. Martinko has a bachelor's degree in Mathematics from Wilmington College.

        Mary Louise O'Keefe has served as our vice president, human resources since April 1999 and has served as our senior vice president, human resources since May 2001. Prior to joining us, Ms. O'Keefe was a consultant. From 1991 to 1998, Ms. O'Keefe created and managed the Human Resources Operations Center, which provided complete human resource support for 32,000 aerospace employees for AlliedSignal Aerospace. Ms. O'Keefe also held numerous other corporate and regional human resource leadership roles at AlliedSignal and Bendix Corporation. Ms. O'Keefe holds a B.S. in Management and a M.B.A. in Industrial Relations from Wayne State University.

        Craig Ryall has served as our senior vice president, Americas field operations since April 2003 and has primary responsibility for sales and alliances activities in North America and Latin America. From January 2002 to April 2003, Mr. Ryall served as our senior vice president worldwide alliances and services. Mr. Ryall served as our Vice President, IBM Alliance from April 2001 to January 2002 and as our vice president, merger integration from April 2000 to April 2001. Prior to that, Mr. Ryall served as the area vice president, western area from January 1998 to March 2000 and as one of our regional managers from September 1997 to January 1998. Mr. Ryall holds a B.S. and a M.B.A. in Information Systems from San Diego State University.

        David Sugishita has served as our executive vice president of special projects since December 2003. Mr. Sugishita will become executive vice president and chief financial officer upon the termination of Ken Sexton's employment with us and the filing of our Forms 10-Q for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003. From January to April 2002, Mr. Sugishita served as executive vice president and chief financial officer of SONICblue, Inc., a provider of digital entertainment and consumer electronic products. From May 2001 to January 2002, Mr. Sugishita served as a consultant to several private software companies. From October 2000 to April 2001, he served as executive vice president and chief financial officer of RightWorks Corporation, a company that provides eBusiness procurement software. From June 1997 to February 2000, Mr. Sugishita served as senior vice president—finance & operations and chief financial officer for Synopsys, Inc., a provider of electronic design automation software and services. Prior to his time at Synopsys, Mr. Sugishita held senior vice president and chief financial officer positions at both Actel Corporation and Micro Component Technology, Inc. Prior to that, Mr. Sugishita held various senior financial and accounting positions at Applied Materials, Inc. and National Semiconductor Corporation. Mr. Sugishita also serves as a director and chairman of the audit committee at both Ditech Communications Corporation and Atmel Corporation as well as a director at Micro Component Technology, Inc. Mr. Sugishita holds a B.S. in Finance from San Jose State University and a M.B.A. in Finance and Marketing from the University of Santa Clara.

        Deborah Traub has served as our senior vice president, product development & delivery since July 2002. Since June 1998, Ms. Traub has served in variety of roles with us, including vice president, development, area vice president, development, director of development and senior technical consultant. From May 1988 to June 1998, Ms. Traub served as mission operations manager for the Space Very Long Baseline Interferometry Project at the NASA/Jet Propulsion Laboratory. Ms. Traub holds a B.A. from Cal State Northridge and a M.S. in Computer Science from Azusa Pacific University.

        James Zierick has served as our senior vice president of strategy and corporate development since January 2004. From 1989 to 2003, Mr. Zierick was an engagement manager and principal at McKinsey & Company specializing in marketing, new business development and strategy development. From 1982 to 1989, Mr. Zierick served as vice president of Zierick Manufacturing. Mr. Zierick holds an A.B. in Engineering from Dartmouth College and a M.B.A. in Business from Dartmouth's Amos Tuck School of Business Administration.

        The following table sets forth certain information regarding our other key personnel as of March 31, 2004:

Name	Age	Principal Position(s)
Mary Burnside	56	Consultant in Charge of Sarbanes-Oxley Compliance
Steve Burt	41	Internal Auditor
John Skousen	46	Corporate Compliance Officer

        Mary Burnside has served as a full-time consultant since September 2003 to aid us in complying with the settlement agreement we reached with the Securities and Exchange Commission, specifically focusing on the requirements of the Sarbanes-Oxley Act of 2002. From May 2001 through August 2002, Ms. Burnside was chief operating officer at HNC Software, Inc. From January 2000 to May 2001, Ms. Burnside served as president and chief operating officer at Real Names, Inc. From January 1988 to March 1997, Ms. Burnside served in various capacities at Novell, Inc., including most recently as executive vice president and chief operating officer. Ms. Burnside holds a B.A. from the University of California at Berkeley.

        Steve Burt has served as our internal auditor since October 2003. Mr. Burt reports directly to the Audit Committee of our Board of Directors. Prior to joining us, Mr. Burt was the director of internal audit at several technology companies, including Iomega Corporation, WindRiver Systems Inc. and Chiron Corporation. From 1996 to 1998, Mr. Burt was senior manager of internal audit for the international operations of Applied Materials, Inc. Mr. Burt also served as vice president and controller at The Pacific Bank, N.A. and has worked as a manager of audit and advisory services for Arthur Andersen and PricewaterhouseCoopers. Mr. Burt holds a B.B.A. from the University of Notre Dame.

        John Skousen has served as our corporate compliance officer since September 2003. Mr. Skousen reports directly to the Corporate Governance and Nominating Committee of our Board of Directors. From 2002 to 2003, Mr. Skousen was our acting vice president of finance/controller. From 2000 to 2002, Mr. Skousen served as our director of mergers and acquisitions. Mr. Skousen served as an independent consultant from 1997 through 2000, focusing on international and emerging businesses. From 1987 to 1997, Mr. Skousen held several executive-level finance and operation positions at Price Costco. Prior to his positions at Price Costco, Mr. Skousen was a financial analysis manager at Fujitsu Systems and a certified public accountant at PricewaterhouseCoopers LLP (formerly Price Waterhouse). Mr. Skousen holds a B.S. in Accounting from Brigham Young University and a M.B.A. from San Diego State University.

  OFFICERS AND DIRECTORS DURING FISCAL 2003

        Information regarding our directors as of and prior to March 31, 2003 is set forth below.

        On September 22, 2002, the date we filed for Bankruptcy Court protection, our Board of Directors comprised the following individuals: John J. Moores (Chairman), Gary G. Greenfield (our President and CEO), Christopher A. Cole, Thomas G. Watrous, Sr., Charles E. Noell III, and William D. Savoy. Mr. Savoy resigned from our Board of Directors in November 2002.

        Under a stipulation between Peregrine and the Official Committee of Unsecured Creditors entered into and approved by the Bankruptcy Court in February 2003, Messrs. Moores, Cole, Noell, and Watrous resigned as directors on March 1, 2003. Clifton T. Weatherford was nominated and elected as a successor director and Mr. Greenfield remained a director. Retired Bankruptcy Judge Erwin I. Katz was appointed as a consultant to this interim Board comprising Messrs. Weatherford and Greenfield, for the purpose of exercising the powers and duties of a Board member on a temporary basis, including assisting the Board in selecting additional replacement directors. On March 24, 2003, the interim Board nominated and elected the following individuals as additional directors: Peter van Cuylenburg, John Mutch, our current president, chief executive officer and director, and Richard H. Koppes.

        The following table sets forth certain information regarding our directors as of March 31, 2003:

Name	Age	Principal Position(s)
Peter van Cuylenburg(1)(3)	55	Chairman of the Board of Directors
Gary Greenfield	48	President, Chief Executive Officer & Director
Richard H. Koppes(2)(3)	56	Director
John Mutch(1)(2)	46	Director
Clifton T. Weatherford(1)	56	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Corporate Governance Committee.

        Peter van Cuylenburg joined our Board of Directors in March 2003. Mr. van Cuylenburg was president and chief operating officer of InterTrust Technologies Corp. before becoming a venture partner with Pond Venture Partners in 2001. Prior to that, Mr. van Cuylenburg served as president of Quantum Corporation's DLTtape and Storage Systems Group from 1996 to 1999. He was executive vice president of operations for Xerox Corp. from 1993 to 1996, and president and chief operating officer of Next Computer, Inc. from 1992 to 1993. Earlier he served as chief executive officer of Mercury Communications and a main board director for its parent company, Cable & Wireless, in the United Kingdom from 1989 to 1991. Mr. van Cuylenburg began his career at Texas Instruments, holding a variety of engineering, marketing and operations positions from 1973 to 1989 in the United Kingdom, France and the United States. Mr. van Cuylenburg serves on the Board of Directors of Transitive Technologies, SealedMedia Ltd., Elixent Ltd. and Anadigm Ltd., QAD Inc. and JNI Corporation until its acquisition by Applied Microcircuits Corporation. Mr. van Cuylenburg holds a diploma from Bristol

Polytechnic in England and received an honorary degree of doctor of technology from that institution in 1992.

        Gary Greenfield joined our Board of Directors in June 2002 when he was appointed president and chief executive officer. Until late 2001, Mr. Greenfield served as president and chief executive officer of Merant PLC, a publicly traded e-business development solutions company and as an advisor to Lazard Technology partners. In addition, from December 2001 through March 2003, Mr. Greenfield served as an advisor to JMI Equity Fund. Mr. Greenfield resumed his role as an advisor to JMI Equity Fund in September 2003, and he continues to serve as an advisor to them. Mr. Greenfield served as Peregrine's president and chief executive officer through August 18, 2003. Mr. Greenfield holds a B.S. from the United States Naval Academy, a M.S.A. from George Washington University and a M.B.A. from Harvard University.

        Richard H. Koppes joined our Board of Directors in March 2003. Mr. Koppes was of counsel to the law firm of Jones Day and a former consulting law professor at Stanford University School of Law. In addition to his role with the Executive Education programs at Stanford University Law School, he also serves as coordinator of Stanford's Institutional Investors' Forum. He was a principal in the American Partners Capital Group from 1996 to 1998. Mr. Koppes was employed by the California Public Employees' Retirement System (CalPERS) for 10 years, including serving as its deputy executive officer and general counsel. He served on the boards of Apria Healthcare, ICN Pharmaceuticals and the Investor Responsibility Research Center (IRRC). Mr. Koppes holds a J.D. from the University of California Los Angeles School of Law and a B.A. from Loyola Marymount University in Los Angeles.

        John Mutch was appointed a director in March 2003. For information regarding Mr. Mutch, please refer to "Our Directors and Executive Officers—Current Directors, Officers and Key Personnel" above.

        Clifton T. Weatherford joined our Board of Directors in March 2003. At that time he had recently retired as chief financial officer of Business Objects, a post he had held since 1997. Mr. Weatherford held senior financial positions at NETCOM On-Line Communication Services, Logitech, Texas Instruments, Schlumberger and Tandem Computers. While he sat on Peregrine's Board, he also served on the boards of ILOG, Saba Software, Inc., and SealedMedia. Mr. Weatherford holds a B.B.A. in Finance from the University of Houston.

        The following table sets forth certain information regarding our executive officers as of March 31, 2003:

Name	Age	Principal Position(s)
Gary G. Greenfield	48	President, President and Chief Executive Officer
Ken Sexton	49	Executive Vice President, Chief Financial Officer
Andrew V. Cahill, Jr.	45	Executive Vice President, World Wide Field Operations
Frederic B. Luddy	48	Executive Vice President, Chief Technology Officer
Nicole Eagan	38	Senior Vice President, Global Marketing
Alan Kerr	47	Senior Vice President, EMEA and AP
Beth Martinko	49	Senior Vice President, Worldwide Customer Support
Mary Lou O'Keefe	55	Senior Vice President, Human Resources
Craig Ryall	45	Senior Vice President, World Wide Alliances
Deborah Traub	31	Senior Vice President, Product Delivery
Kathryn Vizas	45	General Counsel and Secretary

        Gary Greenfield.    For information about Mr. Greenfield, please refer to the data regarding our directors as of March 31, 2003 above.

        Ken Sexton.    For information regarding Mr. Sexton, please refer to "Our Directors and Executive Officers," above.

        Andrew V. Cahill, Jr. served as our executive vice president, field operations, from October 2001 through November 2003. He was president of our infrastructure management group from May 2001 until September 2001 and senior vice president, worldwide sales from May 2000 to April 2001. Beginning in June 1998, Mr. Cahill served as vice president of sales, Americas, at Candle Corporation and then rose to the position of senior vice president of worldwide sales from January 2000 to May 2000. From September 1981 to May 1998, Mr. Cahill served in a variety of U.S. and international sales and marketing management roles at International Business Machines Corporation. Mr. Cahill holds a B.S. in Marketing from the University of Dayton.

        Frederic B. Luddy served as our chief technology officer from January 1998 through October 2003. He served as product architect from October 1995 through December 1998. From April 1990 through September 1995, Mr. Luddy served as a product author in our development group. From 1988 to March 1990, Mr. Luddy worked at Enterprise Software Associates, which he founded. From 1980 through 1987, Mr. Luddy served as an independent consultant. He served as a programmer for Amdahl Corporation from 1976 through 1980. From 1974 through 1976, Mr. Luddy served both as a system programmer for SMA Ltd. and as a FORTRAN programmer for Indiana University.

        Kathryn Vizas served as our general counsel and secretary from June 2002 through September 2003. From September 1999 through February 2002, Ms. Vizas served as associate general counsel for Levi Strauss & Co. From September 1994 through September 1999, Ms. Vizas served as corporate counsel for Raychem Corporation. She served as a partner at Arter & Hadden from September 1988 through September 1994. Prior to that, she served in various legal positions with Case Western Reserve University; Armour, St. John, Wilcox, Goodin & Schlotz; and Heller, Ehrman, White & McAuliffe. Ms. Vizas holds a B.A. from Bucknell University and a J.D. from the University of Pennsylvania.

        Beth Martinko.    For information regarding Ms. Martinko, please refer to "Our Directors and Executive Officers," above.

        Mary Louise O'Keefe.    For information regarding Ms. O'Keefe, please refer to "Our Directors and Executive Officers," above.

        Craig Ryall.    For information regarding Mr. Ryall, please refer to "Our Directors and Executive Officers," above.

        Deborah Traub.    For information regarding Ms. Traub, please refer to "Our Directors and Executive Officers," above.

        Alan Kerr.    For information regarding Mr. Kerr, please refer to "Our Directors and Executive Officers," above.

        Nicole Eagan served as our senior vice president, global marketing from July 2002 through April 2004. From April 2002 to July 2002, Ms. Eagan served as our vice president of marketing. From April 2001 to April 2002, Ms. Eagan served as our vice president, business development. From 2000 to April 2001, Ms. Eagan was vice president of business development for Extricity Software. From 1996 to 2000, Ms. Eagan was vice president of marketing, sales and business development for E-Stamp Corporation, where she held responsibility for establishing the brand, creating the category and forming marketing and distribution relationships. Ms. Eagan was a marketing director at Oracle Corporation from 1993 to 1996. Earlier in her career she was part of the marketing organizations of ADP

Corporation, Revelation Technologies and Cogent Information Systems. Ms. Eagan holds a B.S. in Marketing from Montclair University.

  INTERIM DIRECTORS UPON EMERGENCE FROM BANKRUPTCY PROCEEDINGS

        The following table sets forth certain information regarding our interim directors who served on our Board of Directors from August 7, 2003 to October 28, 2003:

Name	Age	Principal Position(s)
Carl Goldsmith	37	Director
Robert Horwitz	51	Director
Ben Taylor	42	Director

        Carl Goldsmith joined our board of directors in August 2003 and served as an interim director and as a member of the Corporate Governance and Nominating Committee of our Board until October 2003. He is a managing director and portfolio manager at MW Post Advisory Group, LLC, a registered investment advisor specializing in the management of domestic high-yield and distressed securities. Before joining MW Post in 1994, he was a financial consultant in the valuation and work-out services division of PricewaterhouseCoopers LLP (formerly Price Waterhouse), where he advised debtors and creditors in bankruptcies and restructurings. Mr. Goldsmith is a director of Pacific Aerospace & Electronics, Inc. He holds a B.S. in Economics from the University of Pennsylvania's Wharton School of Business and a J.D. from the University of California, Los Angeles School of Law.

        Robert Horwitz joined our Board of Directors in August 2003 and served as an interim director and as a member of the Executive Committee and the Compensation Committee of our Board until October 2003. Mr. Horwitz is the managing member of RH Capital Associates, LLC, where he has been the sole principal since its inception in 1983. Based in Saddle River, N.J., RH Capital is an investment management firm which has invested in numerous software companies during the past 20 years. From 1980 to 1983, Mr. Horwitz managed the high-yield bond department at Donaldson, Lufkin and Jenrette. He has been on the boards of numerous public and private companies. He received a B.A. from the University of Michigan and a M.B.A. from Harvard Business School.

        Ben Taylor joined our Board of Directors in August 2003 and served as an interim director and as a member of the Corporate Governance and Nominating Committee of our Board until October 2003. Mr. Taylor is a managing director of Weiss, Peck & Greer (WPG) Investments, a division of Robeco USA, LLC. He joined WPG in 1997 to start the WPG Software Fund, L.P. He serves as the portfolio manager of the WPG Software Fund, L.P. and the WPG Select Technology Fund, L.P. Mr. Taylor holds a B.S. and a M.S. from the Massachusetts Institute of Technology.

        Messrs. Goldsmith, Horwitz and Taylor were replaced by Andrew Brown, Victor Cohn and Alan Hirschfield. For information regarding Messrs. Brown, Cohn and Hirschfield, please refer to the information regarding these directors, above.

  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based solely on our review of reports and amendments thereto furnished to us pursuant to Rule 16a-3(e) during or with respect to fiscal 2003, we believe, except as described below, that all executive officers, directors and holders of greater than 10% of Peregrine stock complied with all applicable filing requirements:

        Gary Greenfield, our former president and chief executive officer and Director, failed to file a Form 3 and to make a timely filing of Form 5 with respect to two transactions;

        Ken Sexton, our executive vice president and chief financial officer, failed to make a timely filing of Form 5 with respect to two transactions;

        Kathryn Vizas, our former general counsel, failed to file in a timely manner Form 5 with respect to one transaction;

        Frederic Luddy, former executive vice president and chief technology officer, failed to make a timely filing of Form 5 with respect to one transaction; and

        Richard Nelson, our former chief executive officer, failed to file a Form 5 for one transaction.

        Each of the foregoing omissions has been corrected with a late filing except for Gary Greenfield's failure to file a Form 3 and Richard Nelson's failure to file a Form 5.

  CODE OF ETHICS

        Our board of directors has adopted a code of conduct that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. At present, the chief financial officer performs the principal accounting officer and controller functions. A copy of this code of conduct is available on our website at www.peregrine.com under the caption "Investors" and we intend to disclose on our website any amendment to, or waiver from, any provision of our code of conduct within five business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

        The information provided in Item 11 is generally limited to fiscal 2003, 2002 and 2001. Please note, however, that we have provided certain supplemental information concerning our director compensation and executive employment agreements as of March 31, 2004 since we have experienced a high level of turnover in our management since March 31, 2003.

  SUMMARY COMPENSATION TABLE

        The following table provides, for the three fiscal years ended March 31, 2003, 2002 and 2001, certain summary information concerning compensation paid or accrued by us to, or on behalf of, the three individuals who served as our chief executive officers during fiscal 2003, each of our four other most highly compensated executive officers as of March 31, 2003 and our chief executive officer as of our most recently completed fiscal year, ended March 31, 2004 (the "named executive officers"):

		Annual Compensation							Long-Term Compensation Awards
Name And Principal Position	Year	Salary	Bonus			Other Annual Compensation(1)			Restricted Stock Awards(2)(3)		Securities Underlying Options (#)(4)	All Other Compensation
Current Executive Officers
Craig Ryall Senior Vice President, Americas Field Operations	2003 2002 2001	$225,625 203,125 177,083		$210,697 317,322 351,823	(5) (5) (5)		— — —		— — —		75,000 145,111 56,701	$1,543 3,299 2,619	(6)
Alan Kerr(7) Senior Vice President, EMEA & APAC Field Operations	2003 2002 2001	$303,996 71,593 —		$333,478 117,453 —	(8) (8)		— — —		— — —		150,000 230,000 —	— — —
John Mutch(9) President and Chief Executive Officer	2003 2002 2001	— — —		— — —			— — —		— — —		— — —	— — —
Former Executive Officers
Gary Greenfield(10) Former President and Chief Executive Officer	2003 2002 2001	$416,667 — —		$125,000 — —	(11)		$36,958 — —	(12)	$448,000 — —	(13)	900,000 — —	$784 — —	(14)
Stephen Gardner(15) Former Chairman and Chief Executive Officer	2003 2002 2001	$56,923 600,000 450,007	$	— 100,000 400,000	(16) (16)	$	— 917,693 795,802	(17) (17)	— — —		— 100,000 200,000	$52,666 3,155 4,230	(18)
Richard Nelson(19) Former Chief Executive Officer	2003 2002 2001	$160,510 221,250 180,000	$	— 156,000 625,353	(20) (20)		— — —		— — —		100,000 — 20,201	$114,529 1,434 4,747	(21)
Andrew Cahill(22) Former Executive Vice President, World Wide Field Operations	2003 2002 2001	$330,000 297,916 241,676		$302,150 73,470 335,000	(23) (23) (23)		— — —		— — —		— 301,315 300,201	$990 990 22,917	(24)
Frederic Luddy(25) Former Executive Vice President and Chief Technology Officer	2003 2002 2001	$356,250 274,994 222,912		$540,500 322,673 867,171	(26) (26) (26)		— — —		— — —		150,000 245,222 182,701	$990 3,560 2,625	(27)

(1)
Any perquisites or other personal benefits earned in a given year by a named executive officer that in the aggregate did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus of that named executive officer is not disclosed in this table.

(2)
Information on old restricted common stock awards is provided as of March 31, 2003 and does not reflect the recapitalization of our capital stock pursuant to our plan of reorganization. On August 7, 2003, pursuant to our plan of reorganization, holders of old restricted common stock became entitled to receive one share of new common stock for every 48.7548 shares of old restricted common stock held as of that date.

(3)
As of March 31, 2003, there were 1,600,000 shares of unvested old restricted common stock outstanding to our Named Executive Officers with an aggregate value of $448,000. All of these shares had been awarded to Mr. Greenfield in August 2002. When Mr. Greenfield's employment as our chief executive officer ended in August 2003, all of his shares of old restricted common stock vested immediately and were converted into 32,817 shares of new common stock.

(4)
Information in the table is provided as of March 31, 2003 and does not reflect the recapitalization of our capital stock pursuant to our plan of reorganization. Under the plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. Under the 2003 equity incentive plan, we are authorized to issue a total of 2,650,000 shares of new common stock, which includes the shares of new common stock issuable pursuant to the options that survived the reorganization.

(5)
Bonus compensation for fiscal 2003 consisted of (i) $101,368 of commission income earned and paid in fiscal 2003, (ii) $35,329 of commission income earned in fiscal 2003 but payable in fiscal 2004 and (iii) $74,000 of bonus compensation earned and paid in fiscal 2003. Bonus compensation for fiscal 2002 consisted of (i) $68,877 of commission income earned and paid in fiscal 2002, (ii) $164,872 of bonus compensation earned and paid in fiscal 2002 and (iii) $83,573 of bonus compensation earned in fiscal 2002 but paid in fiscal 2003. Bonus compensation for fiscal 2001 included (i) $266,823 of commission income earned in fiscal 2001 but payable in fiscal 2002 and (ii) $85,000 in bonus compensation earned and paid in fiscal 2001.

(6)
Other compensation for fiscal 2003 includes $572 in matching contributions under our 401(k) plan and $971 in excess life insurance.

(7)
Mr. Kerr lives in England and is paid in British pounds. The amounts shown in this table for Mr. Kerr are based on the conversion rate from pounds Sterling to U.S. dollars as of March 31, 2003, which was US$1.5792 per £1.

(8)
Bonus compensation for fiscal 2003 consisted of (i) $256,472 of commission income earned and paid in fiscal 2003 and (ii) $77,006 of commission income earned in fiscal 2003 but payable in fiscal 2004. Bonus compensation for fiscal 2002 consisted of (i) a $55,272 signing bonus earned and paid in fiscal 2002 and (ii) $62,181 of commission income earned in fiscal 2002 but paid in fiscal 2003.

(9)
Mr. Mutch became a member of the Board of Directors in March 2003 and was appointed president and chief executive officer in August 2003.

(10)
Mr. Greenfield served as our president and chief executive officer from June 2002 until August 2003. From August 2003 until November 2003, Mr. Greenfield was engaged by us as a consultant.

(11)
Bonus compensation for fiscal 2003 consisted of $125,000 of performance bonus compensation earned and paid in fiscal 2003. Mr. Greenfield will receive additional related performance and emergence bonuses in fiscal 2004 as described in the summary of his employment agreement on page 92 of this report.

(12)
Other annual compensation for fiscal 2003 consisted of reimbursement for commuting expenses including (i) $5,451 of hotel expenses, (ii) $27,888 of airfare expenses, (iii) $1,143 of other transportation expenses and (iv) $2,476 of meal expenses.

(13)
Mr. Greenfield was awarded 1,600,000 restricted shares of old common stock in August 2002. Because of our recapitalization, these restricted shares of old common stock were converted into 32,817 restricted shares of new common stock effective August 7, 2003. When Mr. Greenfield's employment ended in August 2003, all restrictions on these shares were removed.

(14)
Other compensation for fiscal 2003 consisted of $784 of excess life insurance.

(15)
Mr. Gardner served as our chief executive officer from April 2000 until May 2002. He did not receive any severance payment.

(16)
Bonus compensation for fiscal 2002 consisted of $100,000 of bonus compensation earned and paid in fiscal 2002. Bonus compensation for fiscal 2001 consisted of $400,000 of bonus compensation earned in fiscal 2001 but paid in fiscal 2002.

(17)
Other annual compensation for fiscal 2002 consisted of $917,693 in gains Mr. Gardner received upon the sale of restricted shares granted to him in November 1997. Other annual compensation for fiscal 2001 consisted of $795,802 in gains Mr. Gardner received upon the sale of restricted shares granted to him in November 1997.

(18)
Other compensation for fiscal 2003 included $52,542 paid in lieu of unused vacation and $124 of excess life insurance.

(19)
Mr. Nelson served as our chief executive officer from May 2002 until June 2002. The compensation shown for Mr. Nelson for fiscal 2001, 2002 and 2003 included compensation he received in his capacity as our senior vice president, infrastructure management operations prior to becoming our chief executive officer.

(20)
Bonus compensation for fiscal 2002 consisted of (i) $90,000 earned and paid in fiscal 2002 and (ii) $66,000 earned in fiscal 2002 but paid in fiscal 2003. Bonus compensation for fiscal 2001 consisted of (i) $500,353 earned and paid in fiscal 2001 and (ii) $125,000 earned in fiscal 2001 but paid in fiscal 2002.

(21)
Other compensation for fiscal 2003 included $112,500 of severance payments, $1,766 of matching contributions under our 401(k) plan and $263 in excess life insurance.

(22)
Mr. Cahill served as an executive officer from May 2000 until November 2003.

(23)
Bonus compensation for fiscal 2003 consisted of (i) $125,000 of bonus compensation earned and paid in fiscal 2003 and (ii) $177,150 earned in fiscal 2003 but payable in fiscal 2004. Bonus compensation for fiscal 2002 consisted of (i) $51,000 of bonus compensation earned and paid in fiscal 2002 and (ii) $22,470 earned in fiscal 2002 but paid in fiscal 2003. Bonus compensation for fiscal 2001 consisted of (i) $200,000 earned and paid in fiscal 2001 and (ii) $135,000 earned in fiscal 2001 but paid in fiscal 2002.

(24)
Other compensation for fiscal 2003 included $990 of excess life insurance.

(25)
Mr. Luddy served as our executive vice president and chief technology officer from January 1998 until October 2003.

(26)
Bonus compensation for fiscal 2003 consisted of (i) $235,000 of bonus compensation earned and paid in fiscal 2003 and (ii) $305,500 of bonus compensation earned in fiscal 2003 but payable in fiscal 2004. Bonus compensation for fiscal 2002 consisted of (i) $198,190 of product authorship commission income earned and paid in fiscal 2002, (ii) $48,233 of product authorship commission income earned in fiscal 2002 but paid in fiscal 2003, (iii) $41,250 of bonus compensation earned and paid in fiscal 2002 and (iv) $35,000 of bonus compensation earned in fiscal 2002 but paid in fiscal 2003. Bonus compensation for fiscal 2001 consisted of (i) $594,178 of product authorship commission income earned and paid in fiscal 2001, (ii) $162,993 of product authorship commission income earned in fiscal 2001 but paid in fiscal 2002 and (iii) $110,000 of bonus compensation earned in fiscal 2001 but paid in fiscal 2002.

(27)
Other compensation for fiscal 2003 consisted of $990 of excess life insurance.

  OPTION GRANTS IN FISCAL 2003

        The following table sets forth certain information regarding options to purchase shares of our old common stock granted in fiscal 2003 to our named executive officers. Information in the following table is provided as of March 31, 2003 and does not reflect our recapitalization pursuant to our plan of reorganization. Under our plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan on or after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. Under the 2003 equity incentive plan, we are authorized to issue a total of 2,650,000 shares of new common stock, which includes the shares of new common stock issuable pursuant to the options that survived the reorganization.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
		Percent of Total Options Granted to Employees in Fiscal Year 2003(1)
	Number of Shares Underlying Options Granted
Name			Exercise Price ($/share)	Expiration Date
					5% ($)	10% ($)
Current Executive Officers:
Craig Ryall	75,000	1.0%	$0.44	07/19/2012	$1,650	$3,300
Alan Kerr	150,000	2.0%	$0.44	07/19/2012	$3,300	$6,600
John Mutch	—	—	—	—	—	—
Former Executive Officers:
Gary Greenfield	900,000	12.1%	$0.28	08/22/2012	$12,600	$25,200
Stephen Gardner	—
Richard Nelson(3)	100,000	1.3%	$0.89	05/07/2012	$4,450	$8,900
Andrew Cahill	—
Frederic Luddy	150,000	2.0%	$0.44	07/19/2012	$3,300	$6,600

(1)
Based on a total of 7,461,515 options granted in fiscal 2003.

(2)
Options became exercisable with respect to 25% of the underlying shares on the first anniversary of the vesting base date and then with respect to 6.25% of the underlying shares each three-month period thereafter.

(3)
All options granted to Mr. Nelson in fiscal 2003 were granted prior to the July 8, 2002 cut-off date described above. Pursuant to our plan of reorganization, all options granted to Mr. Nelson in fiscal 2003 that remained unexercised on June 13, 2003 were forfeited and cancelled.

  AGGREGATE OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information regarding the exercise of options for old common stock during the 2003 fiscal year and the value of options for old common stock held by our named executive officers as of March 31, 2003. The information in the following table does not reflect our recapitalization pursuant to the plan of reorganization. Under the plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. Under the 2003 equity incentive plan, we are authorized to issue a total of 2,650,000 shares of new common stock, which includes the shares of new common stock issuable pursuant to the options that survived the reorganization.

			Number of Shares Underlying Unexercised Options at Fiscal Year End (#)(1)
					Value of Unexercised in-the-money Options at Fiscal Year End(2) ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Current Executive Officers:
Craig Ryall	—	—	142,977	205,085	—	—
Alan Kerr	—	—	57,499	322,501	—	—
John Mutch	—	—	—	—	—	—
Former Executive Officers:
Gary Greenfield	—	—	—	900,000	—	—
Stephen Gardner	—	—	—	—	—	—
Richard Nelson	—	—	—	—	—	—
Andrew Cahill	—	—	300,144	301,372	—	—
Frederic Luddy	—	—	422,737	434,211	—	—

(1)
Options with respect to the following number of shares were cancelled on June 13, 2003: (a) Craig Ryall, 273,062; (b) Alan Kerr, 230,000; (c) Andrew Cahill, 601,516; (d) Frederic Luddy, 706,948.

(2)
None of the existing options were in-the-money as of March 31, 2003.

  DIRECTOR COMPENSATION

  Director Compensation During Fiscal 2003

        During fiscal 2003, each non-employee director received a retainer of $45,000 to serve on our Board of Directors. In addition, each non-employee director received $2,500 for each Board meeting attended in person, $500 for each Board meeting participated in telephonically that ran for less than one hour and $1,000 for each board meeting participated in telephonically that ran for one hour or more.

        Each non-employee director received $1,000 for each committee meeting attended in person and $500 for each committee meeting participated in telephonically. In addition, each member of our Audit Committee received a further retainer of $1,875 to serve on the committee, except for Mr. Weatherford, who served as the chair of our Audit Committee and received a retainer of $3,750. Mr. Weatherford acted as an interim director for a portion of fiscal 2003. During this period, he was paid an hourly rate for his services as an interim director. Thus, in addition to receiving a regular director retainer fee and meeting fees in fiscal 2003, Mr. Weatherford received an additional $34,650 in compensation for services he performed for our Board of Directors.

        In addition to the cash compensation described above, non-employee directors were entitled to receive automatic option grants under our 1997 director option plan. Non-employee directors who held or were affiliated with a holder of 3% or more of our old common stock outstanding were not entitled to receive these automatic option grants. Each new non-employee director was entitled to an option to purchase 25,000 shares of old common stock at the time he or she was first elected to our Board of Directors. Each non-employee director was entitled to receive a subsequent option grant to purchase 5,000 shares of old common stock at each annual meeting of our stockholders. All options granted under the director option plan were to be granted at the fair market value of our old common stock on the date of grant. Options granted to non-employee directors under the director plan were to become exercisable over four years, with 25% of the shares vesting after one year and the remaining shares vesting in quarterly installments thereafter. Our non-employee directors who were elected to the Board in fiscal 2003 did not receive these option grants.

  Current Director Compensation

        We adopted a new director compensation plan on September 30, 2003, which is retroactive to August 8, 2003. Under our new plan, each non-employee director will receive a retainer of $25,000 for fiscal 2004 and $35,000 for fiscal 2005 for service on our Board. The retainer is paid in four equal installments over the fiscal year, with the first quarterly installment for fiscal 2004 paid on October 1, 2003. In addition, each non-employee director receives $2,000 for each in-person board meeting attended in person, $750 for each in-person board meeting participated in telephonically and $500 for each telephonic board meeting participated in, except for the first telephonic meeting attended during a fiscal quarter, for which no fee is paid.

        In addition to the regular board retainer and meeting fees, the chairman of the Board of Directors and members of certain board committees receive additional compensation. The non-employee chairman of our Board of Directors receives an additional retainer of $15,000, plus $1,000 for each board meeting attended in person, and $250 for each meeting attended telephonically, except for the first telephonic meeting attended during a fiscal quarter for which no fee is paid. Each non-employee member of our Audit Committee, except for the chairman, receives $2,000 for each meeting of the committee not held contiguously with a board meeting attended in person and $500 for each meeting participated in telephonically. The non-employee chairman of our Audit Committee receives an additional retainer of $40,000, plus $2,500 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and $1,000 for each meeting participated in telephonically in addition to retainer and meeting fees. Each non-employee member of our Corporate Governance Nominating Committee and Compensation Committee, except for the chairmen, receives $1,500 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and $500 for each meeting participated in telephonically. The non-employee chairman of our Corporate Governance and Nominating Committee and the non-employee chairman of our Compensation Committee each receive an additional retainer of $8,000, plus $2,000 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and $500 for each meeting participated in telephonically.

        In addition to the cash compensation described above, each non-employee director is granted a stock option to purchase 25,000 shares of new common stock pursuant to our 2003 equity incentive plan. All options granted under the plan are granted at the fair market value of our new common stock on the date of the grant and become exercisable in equal installments over four years, with the first installment vesting after one year. The options expire 10 years after the grant date and remain exercisable for a period of one year after cessation of service as a director. Upon a change of control, as defined in the plan, the shares of new common stock underlying the option grants become fully exercisable.

  EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
  CHANGE-IN-CONTROL ARRANGEMENTS ENTERED INTO PRIOR TO OR
  IN FISCAL 2003

  Employment Agreement with Craig Ryall

        We entered into an executive employment agreement with Mr. Ryall on July 1, 2002. Pursuant to the agreement, Mr. Ryall is treated as an at-will employee. The agreement provides for, among other things, Mr. Ryall's original employment as senior vice president, alliances at an initial annual base salary of $225,000. Mr. Ryall is also eligible to receive incentive compensation, the terms, amount and payment of which shall be determined by us at our sole and absolute discretion. Mr. Ryall is eligible for all customary and usual fringe benefits available to our executives.

        If we terminate his employment for cause, Mr. Ryall is entitled to receive only his base salary then in effect prorated to the date of termination. All of our other obligations to Mr. Ryall pursuant to his employment agreement will be automatically terminated. In the event that Mr. Ryall's employment is terminated by us without cause, he will receive his base salary then in effect, prorated to the date of termination, and a severance payment equivalent to one year of his base salary in effect on the date of termination, provided that he meets certain conditions set out in his employment agreement. Upon Mr. Ryall's voluntary resignation, which he may choose at any time upon 60 days written notice, he will be entitled to receive his base salary and employee benefits for the 60-day notice period. At the conclusion of the 60-day period, all of our other obligations pursuant to the employment agreement will be automatically terminated.

        Mr. Ryall's employment agreement requires that he not engage in any work, paid or unpaid, that creates an actual or potential conflict of interest with us. The employment agreement also provides that Mr. Ryall would not, during the term of his agreement and for a period of one year after termination, either directly or indirectly, separately or in association with others, interfere with, impair, disrupt or damage our relationship with any of our current or prospective customers by soliciting any of them for the purpose of diverting or taking away our business, nor will he interfere with, impair, disrupt or damage our business by soliciting or attempting to hire any of our employees.

        Mr. Ryall was also eligible to receive payments under our key employee retention plan and our key employee severance plan, both of which became effective when we commenced our bankruptcy proceedings. Mr. Ryall was eligible to receive a $90,000 retention bonus under our key employee retention plan if he remained employed by us throughout the bankruptcy proceedings. Mr. Ryall was paid his retention bonus of $90,000 on August 7, 2003. Mr. Ryall was entitled to receive a $225,000 severance payment under our key employee severance plan in the event his employment was terminated under specified circumstances. The key employee severance plan terminated in January 2004 without any payment having been made.

  Employment Agreement with Alan Kerr

        We entered into an employment agreement with Mr. Kerr on December 24, 2001. Pursuant to the agreement, Mr. Kerr is treated as an at-will employee. The agreement provides for, among other things, Mr. Kerr's employment as vice president and general manager, Europe, Middle East and Africa at an initial annual base salary of £192,500. Additionally, Mr. Kerr was paid a signing bonus of £35,000. Mr. Kerr is also eligible to receive incentive compensation. As of the date of Mr. Kerr's employment agreement, his incentive target was £157,500 based on revenue targets that, if met, would result in "on target earnings" of £350,000. Mr. Kerr is entitled to a car allowance of £1,500 per month and a mobile phone allowance of £50 per month. Mr. Kerr is eligible to be reimbursed for all other reasonable, out-of-pocket business expenses incurred in the performance of his duties on our behalf. Additionally, upon the commencement of his employment, Mr. Kerr was granted a stock option to purchase 200,000 shares of our old common stock, which has subsequently been cancelled in connection with our recapitalization. Mr. Kerr was also entitled to an option to purchase 50,000 shares of old common stock after six months of employment with us, which has subsequently been forfeited in connection with our recapitalization. Finally, in August 2003 Mr. Kerr received a retention bonus of £77,000 upon our emergence from bankruptcy proceedings.

        Pursuant to his employment agreement, we reserve the right to terminate Mr. Kerr without notice and without pay in lieu of notice, if we have reasonable grounds to believe he is guilty of gross misconduct or gross negligence. Additionally, we have the right to terminate Mr. Kerr's employment without cause provided that we give 12 months written notice or provide compensation to him in lieu of notice. Mr. Kerr can also terminate his employment at any time, but must give 12 months written notice.

        Mr. Kerr's employment agreement requires that he not engage in any work, paid or unpaid, that creates an actual or potential conflict of interest with us. The employment agreement also provides that Mr. Kerr would not, during the term of his agreement and for a period of six months after termination, solicit or assist in soliciting or deal with, in competition with us, any current or prospective customer with whom he had substantial personal contact or dealings on our behalf during the 12 months immediately preceding the effective date of his termination. Additionally, during the term of his employment and for six months thereafter, Mr. Kerr agreed he would not solicit or entice away or accept into employment or otherwise engage the services of any person who is one of our current employees or any person who was one of our employees in the three months preceding Mr. Kerr's termination date.

  Employment Agreement with Gary G. Greenfield

        We entered into a three-year employment agreement with Mr. Greenfield dated June 1, 2002. On February 27, 2003, the Bankruptcy Court issued an order approving an amended employment agreement with Mr. Greenfield. The amended agreement provided for Mr. Greenfield's employment as president and chief executive officer at an annual base salary of $500,000. Mr. Greenfield was also eligible to receive a performance bonus for achieving certain results during our bankruptcy proceedings. The minimum performance bonus was $250,000. The minimum performance bonus was payable in two equal installments of $125,000 each and was to be counted towards the aggregate amount of the total performance bonus earned by Mr. Greenfield. Mr. Greenfield was paid the first installment of his performance bonus in the amount of $125,000 in March 2003. The total performance bonus that Mr. Greenfield was eligible to receive was based upon amounts paid to the unsecured creditors under our plan of reorganization and the number of months that we remained in bankruptcy proceedings. Based on these factors and pursuant to the order of the Bankruptcy Court confirming our plan of reorganization, Mr. Greenfield received an additional performance bonus of $2,375,000 on August 7, 2003. Mr. Greenfield was also eligible for an emergence bonus, the amount of which depended upon the timing of our emergence from bankruptcy. Mr. Greenfield received an emergence bonus of $300,000 on August 7, 2003. Mr. Greenfield was also eligible for a target bonus for achieving certain results after our emergence from bankruptcy. Mr. Greenfield received a post-bankruptcy target bonus of $5,479 on December 31, 2003.

        In August 2002, we granted Mr. Greenfield an option to purchase 900,000 shares of our old common stock pursuant to our 1994 stock option plan. Twenty-five percent of the total number of shares underlying the option vested on June 1, 2003 and 2.0833% of the total number of shares underlying the option was to vest each month thereafter. At the same time, we granted Mr. Greenfield 1,600,000 shares of old restricted common stock pursuant to a restricted stock plan. Twenty-five percent of the restricted shares vested on June 1, 2003, and 1/36th of the total remaining number of the restricted shares was to vest each month thereafter.

        Mr. Greenfield's employment with us ceased on August 18, 2003. Pursuant to his employment agreement and the first amendment thereto, Mr. Greenfield became entitled to immediate payment of all accrued obligations, a severance payment in the amount of $750,000 payable in a lump sum in March 2004 and continuation of health benefits through May 2005. Additionally, Mr. Greenfield's outstanding option to purchase new common stock became fully vested upon his termination date. In connection with our recapitalization, Mr. Greenfield's option to purchase 900,000 shares of our old common stock was converted to a right to purchase 25,352 shares of our new common stock. Mr. Greenfield has until the later of February 15, 2004 or 60 days after our periodic filings for fiscal 2003 are filed with the Securities and Exchange Commission to exercise his outstanding option. Finally, Mr. Greenfield's restricted stock award became fully vested on his termination date. In connection with our recapitalization, Mr. Greenfield's 1,600,000 shares of old restricted common stock were converted into 32,817 shares of our new common stock. Mr. Greenfield alleges that he is entitled to an additional 12,253 shares of our new common stock, which we dispute. A hearing is scheduled in the Bankruptcy Court in May 2004 with respect to the dispute.

        From August 18, 2003, we retained Mr. Greenfield as a consultant through November 17, 2003. While acting as our consultant, Mr. Greenfield was paid a base salary at the annual rate of $500,000, payable in installments; he remained entitled to all previous benefits except vacation time and was reimbursed for reasonable and necessary business expenses pursuant to the first amendment to his employment agreement.

  Employment Agreement with Frederic Luddy

        We entered into an executive employment agreement with Mr. Luddy on July 1, 2002. Pursuant to the agreement, Mr. Luddy is treated as an at-will employee. The agreement provides for, among other things, Mr. Luddy's employment as chief technology officer at an initial annual base salary of $350,000. Mr. Luddy was also eligible to receive incentive compensation, the terms, amount and payment of which shall be determined by us at our sole and absolute discretion. Mr. Luddy was eligible for all customary and usual fringe benefits available to our executives.

        If we terminate Mr. Luddy's employment for cause, he would be entitled to receive only his base salary then in effect prorated to the date of termination. All of our other obligations to Mr. Luddy pursuant to his employment agreement would be automatically terminated. In the event that Mr. Luddy is terminated by us without cause, he would receive his base salary then in effect prorated to the date of termination and a severance payment equivalent to one year of his base salary in effect on the date of termination, provided that he meets certain conditions set out in his employment agreement. If Mr. Luddy resigns voluntarily, which he may do at any time upon 60 days written notice, he would be entitled to receive his base salary and employee benefits for the 60-day notice period. At the conclusion of the 60-day period, all of our other obligations pursuant to the employment agreement would be automatically terminated.

        Mr. Luddy's employment agreement requires that he not engage in any work, paid or unpaid, that creates an actual or potential conflict of interest with us. The employment agreement also provides that Mr. Luddy would not, during the term of his agreement and for a period of one year after termination, either directly or indirectly, separately or in association with others, interfere with, impair, disrupt or damage our relationship with any of our current or prospective customers by soliciting any of them for the purpose of diverting or taking away our business, nor will he interfere with, impair, disrupt or damage our business by soliciting or attempting to hire any of our employees.

        Mr. Luddy was also eligible to receive payments under our key employee retention plan and our key employee severance plan, both of which became effective when we commenced our bankruptcy proceedings. Mr. Luddy was eligible to receive a $140,000 retention bonus under our key employee retention plan if he remained employed by us throughout the bankruptcy proceedings. Mr. Luddy was paid that retention bonus on August 7, 2003. Mr. Luddy was entitled to receive a $350,000 severance payment under our key employee severance plan in the event his employment was terminated under specified circumstances. Mr. Luddy voluntarily terminated his employment with us in October 2003 and did not receive any severance payment.

  EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
  CHANGE-IN-CONTROL ARRANGEMENTS ENTERED INTO SUBSEQUENT TO
  MARCH 31, 2003

  Severance Agreement and Separation Agreement with Andrew Cahill

        On April 21, 2003, we entered into a severance agreement with Mr. Cahill. The agreement provided that Mr. Cahill would be paid $300,000 if he were terminated by us for reasons other than "for cause" prior to June 8, 2004. This severance payment was in addition to Mr. Cahill's protection under his key employee retention plan. Mr. Cahill was also eligible to receive payments under our key employee retention plan and our key employee severance plan, both of which became effective when we commenced our bankruptcy proceedings. Mr. Cahill was eligible to receive a $132,000 retention bonus under our key employee retention plan if he remained employed by us throughout the bankruptcy proceedings. Mr. Cahill was paid that retention bonus on August 7, 2003. Mr. Cahill was entitled to receive a $330,000 severance payment under our key employee severance plan in the event his employment was terminated under specified circumstances.

        Mr. Cahill's employment terminated on November 26, 2003. We entered into a separation agreement with him on December 24, 2003. Under the separation agreement, we agreed to pay Mr. Cahill the equivalent of 12 months' base salary, or $330,000, in semi-monthly installments between December 1, 2003 and November 30, 2004. Additionally, we paid Mr. Cahill a lump sum severance payment of $300,000 on January 5, 2004 in exchange for his repayment of all sums outstanding on a secured promissory note. We also agreed to pay the tax on imputed income from our transfer to Mr. Cahill of a golf club membership. The agreement further provides that Mr. Cahill will receive reimbursement for the cost of continuing medical, dental and vision benefits through the earlier to occur of November 30, 2004 and the date Mr. Cahill is eligible for medical benefits from another employer. Mr. Cahill agreed to continue to comply with his obligations to protect all of our confidential and proprietary information. Mr. Cahill further agreed that for the 12-month period following his termination, he would not, directly or indirectly, engage in any business or become an employee of, consult with, render services for, own, manage, control, participate in, or in any manner engage in any business wherein the performance of his duties and/or the knowledge utilized would be similar to the duties of, or the knowledge utilized by him during his employment with us.

  Employment Agreement with John Mutch

        We entered into an employment agreement with Mr. Mutch on August 18, 2003. Pursuant to the agreement, Mr. Mutch is treated as an at-will employee. The agreement provides, among other things, for Mr. Mutch's employment as president and chief executive officer at an initial annual base salary of $400,000. Mr. Mutch is also guaranteed, for so long as he serves as our chief executive officer, to be included on the slate of directors nominated for election at each annual meeting of our stockholders. Mr. Mutch is also eligible to receive a target bonus of $350,000 for each fiscal year during his employment based on achieving certain reasonable objectives determined by our Board of Directors.

        Effective August 18, 2003, the Compensation Committee of our Board of Directors also approved an option grant to Mr. Mutch for 350,000 shares of our new common stock pursuant to the 2003 equity incentive plan. The right to exercise the options vests in 48 equal monthly installments. All options will vest in full on an accelerated schedule if a change in corporate control occurs. If Mr. Mutch's employment is terminated without cause or terminated for good reason by him at any time after his first year of employment, all shares under the option that would have vested within the next 12 months will become exercisable immediately and all vested option shares will be exercisable for 12 months. If Mr. Mutch's employment is terminated because of his death or disability, all shares under the option that would have vested within the next 12 months will become exercisable immediately and all vested option shares will be exercisable for 12 months. If Mr. Mutch's employment is terminated for any other reason, all vested option shares will be exercisable for at least three months following the date of termination.

        Upon termination of his employment for any reason, Mr. Mutch is entitled to payment of all salary and unpaid vacation accrued to the date of termination. Upon Mr. Mutch's voluntary termination or termination by us for cause, he is not entitled to any severance benefits. In the event that Mr. Mutch's employment is terminated without cause, because of his death or disability or by him for good reason, he will receive the severance benefits set forth below. If he is terminated within the first 12 months of his employment, he will be entitled to a severance payment equal to his base salary plus the maximum amount of his target bonus. If Mr. Mutch is terminated any time after his first year of employment, he will be entitled to a severance payment equal to two times his base salary plus an amount equal to two times the maximum amount of his target bonus. Either severance payment will be payable within five days after the effective date of Mr. Mutch's termination. In the event of a change in corporate control, under specified circumstances, Mr. Mutch will be entitled to a severance payment equal to three times his base salary plus an amount equal to three times his target bonus, payable on the effective date of the change in control. If any payments made to Mr. Mutch under this agreement are subject to an excise tax under the Internal Revenue Code, we will provide him with a cash payment sufficient to pay such excise tax and an additional payment sufficient to pay the federal and state income and employment taxes arising from the payments made by us for such excise tax.

  Employment Agreement with Ken Sexton

        We entered into a three-year employment agreement with Mr. Sexton dated June 24, 2002. On February 27, 2003, the Bankruptcy Court issued an order approving an amended employment agreement with Mr. Sexton. The amended agreement provided for Mr. Sexton's employment as executive vice president and chief financial officer at an annual base salary of $275,000. Mr. Sexton was also eligible to receive a performance bonus for achieving certain results in our bankruptcy proceeding. Mr. Sexton received $62,500 of his performance bonus in March 2003. The total performance bonus that Mr. Sexton was eligible to receive was based upon amounts paid to the unsecured creditors under our plan of reorganization and the number of months that we remained in bankruptcy proceedings. Based on these factors, Mr. Sexton received an additional performance bonus of $1,187,500 on August 7, 2003. Mr. Sexton was also eligible for an emergence bonus, the amount of which depended upon the timing of our emergence from bankruptcy. Mr. Sexton received an emergence bonus of $150,000 on August 7, 2003.

        On April 5, 2004, we entered into a first amendment to the amended agreement. The first amendment provided that Mr. Sexton's employment with us would cease upon the earlier to occur of the completion of our fiscal 2004 Form 10-Q filings or October 31, 2004. If we do not have cause to terminate Mr. Sexton's employment on or by October 31, 2004, his employment with us will be deemed terminated without cause, entitling him to a severance payment in the amount of $550,000. Mr. Sexton is eligible to receive a post-bankruptcy target bonus for the period from our emergence from bankruptcy on August 7, 2003 until the date on which his employment is terminated in a minimum amount of $275,000. Under the first amendment, Mr. Sexton is not eligible for any bonus payments for fiscal 2005. Under the first amendment, Mr. Sexton has also agreed to be available until December 31, 2005 for consultation with us, from time to time, for purposes of reviewing filings with the Securities and Exchange Commission. We will compensate Mr. Sexton for his consultation services, if any, at a rate of $225 per hour.

        In August 2002, we granted Mr. Sexton an option to purchase 900,000 shares of our old common stock pursuant to our 1994 stock option plan. Twenty-five percent of the total number of shares underlying the option vested on June 24, 2003 and 2.0833% of the total number of shares underlying the option were to vest each month thereafter. We also granted Mr. Sexton 100,000 shares of old restricted common stock pursuant to a restricted stock plan. Twenty-five percent of the shares vested on

June 24, 2003, and 1/36th of the total remaining number of the restricted shares were to vest each month thereafter. In connection with our recapitalization, Mr. Sexton's option grant for 900,000 shares of old common stock was converted into an option to purchase 25,352 shares of our new common stock pursuant to the 2003 equity incentive plan and his restricted stock award of 100,000 shares of old restricted common stock was converted into 2,051 shares of our new common stock that were fully vested.

  Employment Agreement with David Sugishita

        We entered into an employment agreement with Mr. Sugishita on December 9, 2003. Pursuant to the agreement, Mr. Sugishita is treated as an at-will employee. Mr. Sugishita was hired as our executive vice president, special projects at an initial annual base salary of $300,000. In that capacity, Mr. Sugishita's responsibilities include providing financial guidance and direction limited to our prospective financial activities. Mr. Sugishita is not responsible for any of our past financial statements. Mr. Sugishita is also eligible to participate in our management incentive compensation plan with an annual target bonus of $175,000. Pursuant to the agreement, for the first 18 months of his employment, Mr. Sugishita is entitled to receive a monthly housing payment of $5,000. Effective November 2003, the compensation committee of our Board of Directors also approved an option grant to Mr. Sugishita for 150,000 shares of our new common stock pursuant to the 2003 equity incentive plan. The right to exercise the options will vest 25% after the first 12 months and in 24 equal monthly installments thereafter. If Mr. Sugishita's employment is terminated, all vested options will be exercisable for 180 days following the date of his termination. In the event of a change in corporate control, all options will vest upon the closing of such change in control.

        Upon termination of his employment for any reason, Mr. Sugishita is entitled to payment of all salary and unpaid vacation accrued to the date of termination. Upon Mr. Sugishita's voluntary termination or termination by us for cause, he is not entitled to any severance benefits. In the event that Mr. Sugishita's employment is terminated without cause, or by him for good reason, he will receive the severance benefits set forth below. If he is terminated within the first 12 months of his employment, he will be entitled to a severance payment equal to his base salary plus the maximum amount of his target bonus. If Mr. Sugishita is terminated any time after his first year of employment, he will be entitled to a severance payment equal to two times his base salary plus an amount equal to two times the maximum amount of his target bonus. In the event of a change in corporate control, under specified circumstances, Mr. Sugishita will be entitled to a severance payment equal to three times his base salary plus an amount equal to three times his target bonus. If any payments made to Mr. Sugishita under this agreement are subject to an excise tax under the Internal Revenue Code, we will provide him with a cash payment sufficient to pay such excise tax and an additional payment sufficient to pay the federal and state income and employment taxes arising from the payments made by us for such excise tax.

        Upon the resignation of our current executive vice president and chief financial officer, Ken Sexton, and the completion of our fiscal 2004 Form 10-Q filings, Mr. Sugishita will assume the position of our executive vice president and chief financial officer. In the event that such filings and Mr. Sexton's resignation have not occurred by April 30, 2004, Mr. Sugishita will have the option of terminating his employment with us and will be entitled to a separation benefit equal to one month's base salary for each month that Mr. Sugishita was employed by us.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of our Board of Directors is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees. The Compensation Committee also administers various incentive compensation and benefit plans. John Moores and Thomas Watrous were the members of our Compensation Committee from April 2002 until March 3, 2003, when both individuals resigned from our Board of Directors. On March 3, 2003, Richard Koppes and John Mutch were appointed to the Compensation Committee and remained on the Compensation Committee for the remainder of fiscal 2003. Messrs. Koppes, Moores, Mutch and Watrous were not officers or employees of ours or any of our subsidiaries during or prior to fiscal 2003.

        No interlocking relationship existed during fiscal 2003 between our Board of Directors or the Compensation Committee of our Board of Directors and the board of directors or compensation committee of any other company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information, as of March 31, 2003, with respect to shares of our old common stock that may be issued under our then-existing equity compensation plans and any existing individual compensation arrangements under which our equity securities were authorized for issuance to employees or non-employees. Information in the following table is provided as of March 31, 2003 and does not reflect our recapitalization pursuant to the plan of reorganization. Under the plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 Stock Option Plan on or after July 8, 2002 survived the bankruptcy and were converted into options to purchase new common stock under the 2003 Equity Incentive Plan, an amended and restated version of our 1994 Stock Option Plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	18,477,436	$11.78	33,845,504	(2)
Equity compensation plans not approved by security holders(3)	1,592,564	$14.49	5,323,496	(4)
Total	20,070,000	$11.99	39,169,000

(1)
Includes only our 1994 Stock Option Plan and our 1997 Director Option Plan, which were both in existence as of March 31, 2003 but are no longer active plans. Our 2003 Equity Incentive Plan was adopted in August 2003 and replaced our previous stock options plans. An aggregate of 2,650,000 shares of new common stock was reserved for issuance under our 2003 Equity Incentive Plan. As of March 31, 2004, the 2003 Equity Incentive Plan was our only active stock plan and up to 1,927,598 shares may be issued upon exercise of outstanding options under that plan.

(2)
Reflects the number of shares available for future issuance under our 1994 Stock Option Plan and our 1997 Director Option Plan as of March 31, 2003. However, there are currently no shares available for issuance under either plan. Our 1997 Employee Stock Purchase Plan stopped taking employee deductions February 1, 2002 and the final purchase under the plan was made on April 30, 2002. There were no shares available for issuance under our 1997 Employee Stock Purchase Plan as of March 31, 2003.

(3)
Our 1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001, had a ten-year term and provided for the grant of options to our employees and consultants. Generally, the plan did not permit the grant of options to officers and directors. The plan was administered by the Board or a committee of the Board and the plan administrator determined the exercise price and exercise periods of options at the time of grant. Upon termination of employment as a result of death or disability, the exercise period for vested options was the period of time stated in the option agreement or, in the absence of a specified time period in the option agreement, for a period of six months if termination occurred as a result of disability and 12 months if termination occurred as a result of death.

(4)
Reflects the number of shares available for future issuance under our 1999 Nonstatutory Stock Option Plan as of March 31, 2003. However, there are currently no shares available for issuance under that plan.

        As our security ownership has changed materially since our emergence from bankruptcy, this section provides information concerning the security ownership of certain beneficial owners and management as of March 31, 2004.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of March 31, 2004, with respect to the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of our new common stock by:

  •
  Each of our directors and named executive officers;

  •
  All of our current executive officers and directors as a group; and

  •
  Each person or "group" of persons (as defined under Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially more than 5% of the outstanding shares or voting power of our new common stock.

        In each instance, unless otherwise indicated, information about the number of shares owned and the nature of ownership has been provided by the individuals identified or described or is based on documents publicly filed by such persons and is not derived from our direct knowledge. Unless otherwise indicated in the footnotes, the address of each beneficial owner is c/o Peregrine Systems, Inc., 3611 Valley Centre Drive, San Diego, California 92130.

	Beneficial Ownership of New Common Stock(1)
Name and Address of Beneficial Owner	Shares (#)(2)(3)		Percent of Class(4)
PRINCIPAL STOCKHOLDERS
Brookside Capital Partners Fund, L.P.	751,332	(5)	5.0%
RH Capital Associates LLC	1,497,650	(6)	10.0%
Mellon HBV Alternative Strategies, LLC	1,170,750	(7)	7.8%
MW Post Advisory Group, LLC	1,123,955	(8)	7.5%
CURRENT EXECUTIVE OFFICERS AND DIRECTORS
Andrew J. Brown	—		*
Victor A. Cohn	—		*
James W. Harris	—		*
Alan J. Hirschfield	—		*
Mark Israel	11,280		*
James P. Jenkins	1,170,750	(9)	7.8%
Alan Kerr	1,848	(10)	*
John Mutch	65,625	(11)	*
Craig Ryall	926	(12)	*
FORMER EXECUTIVE OFFICERS AND DIRECTORS
Andrew V. Cahill	32		*
Stephen Gardner	—		*
Gary G. Greenfield	58,169	(13)	*
Richard Nelson	—		*
All current executive officers and directors as a group (16 persons)(15)	1,268,643	(14)	8.5%

*
Less than 1% of the outstanding new common stock.

(1)
Includes shares covered by options exercisable within 60 days of March 31, 2004.

(2)
Pursuant to our plan of reorganization, all shares of our old common stock were cancelled on August 7, 2003, the effective date of our plan or reorganization, and 15,000,000 new common stock shares were issued on such date.

(3)
As specified in footnote (1), the number of shares incorporates shares covered by options exercisable within 60 days of March 31, 2004. Information in the table is provided as of March 31, 2003 and does not reflect our recapitalization pursuant to the plan of reorganization. Under the plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. An aggregate of 2,650,000 new common shares were reserved for issuance under the 2003 equity incentive plan.

(4)
Percentage ownership is based on 15,000,323 shares of new common stock outstanding and 1,927,921 shares of new common stock underlying options outstanding as of March 31, 2004.

(5)
Based upon information provided in a Schedule 13G filed with the Securities and Exchange Commission on November 12, 2003 on behalf of Brookside Capital Partners Fund, L.P. The address of the principal business of each of the reporting persons is 111 Huntington Avenue, Boston, Massachusetts 02199.

(6)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on August 18, 2003 on behalf of RH Capital Associates LLC, Robert Horwitz, RH Capital Associates Number One, L.P., and Cragswood Ltd. pursuant to a joint filing agreement. RH Capital Associates LLC is the sole general partner of RH Capital Associates Number One, L.P., which beneficially owns 1,125,845 shares of our new common stock. Mr. Horwitz, one of our former directors, is the managing member of RH Capital Associates LLC. RH Capital Associates LLC is also an investment manager of Cragswood Ltd., which beneficially owns 371,805 shares of our new common stock. RH Capital Associates LLC shares voting and dispositive power of all shares beneficially owned with RH Capital Associates Number One, L.P. and Cragswood Ltd to the extent of their share ownership. The address of the principal business of each of the reporting persons is 139 West Saddle River Road, Saddle River, NJ 07458.

(7)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on August 19, 2003 on behalf of Mellon HBV Master Rediscovered Opportunities Fund and Mellon HBV Alternative Strategies, LLC pursuant to a joint filing agreement. Mellon HBV Alternative Strategies, LLC is the general partner of Mellon HBV Rediscovered Opportunities Fund LP. James P. Jenkins is a portfolio manager of Mellon HBV Alternative Strategies, LLC and Mellon HBV Rediscovered Opportunities Fund LP and is also the current Chairman of our Board. Mr. Jenkins disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mellon HBV Master Rediscovered Opportunities Fund and Mellon HBV Alternative Strategies, LLC share voting and dispositive power over all shares beneficially owned. The address of the principal business of each of the reporting persons is 200 Park Avenue, Suite 3300, New York, NY 10166.

(8)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on August 21, 2003 on behalf of MW Post Advisory Group, LLC and various other funds for which MW Post Advisory Group, LLC serves as the investment advisor pursuant to a joint filing agreement. MW Post Advisory Group shares voting and dispositive power of all shares beneficially owned with the other funds for which it serves as an investment advisor to the extent of their beneficial ownership in the shares. The address of the principal business of each of the reporting persons is 11766 Wilshire Blvd., Suite 1660, Los Angeles, CA 90025.

(9)
The 1,170,750 shares of our new common stock listed as beneficially owned by Mr. Jenkins are the same 1,170,750 shares of new common stock listed as beneficially owned by Mellon HBV Alternative Strategies, LLC. Mr. Jenkins is both the chairman of our current Board of Directors and a portfolio manager of Mellon HBV Alternative Strategies, LLC and Mellon HBV Rediscovered Opportunities Fund LP as described in footnote (7). Mr. Jenkins disclaims beneficial ownership of the 1,170,750 shares of our new common stock held by Mellon HBV Alternative Strategies, LLC, except to the extent of his pecuniary interest therein.

(10)
Represents shares of our new common stock that Mr. Kerr had the right to acquire through options exercisable within 60 days of March 31, 2004.

(11)
Represents shares of our new common stock that Mr. Mutch had the right to acquire upon the exercise of options exercisable within 60 days of March 31, 2004.

(12)
Includes 924 shares of our new common stock that Mr. Ryall had the right to acquire through options exercisable within 60 days of March 31, 2004. Includes two shares of our new common stock owned by the Ryall Family Trust, of which Mr. Ryall is both a beneficiary and a trustee.

(13)
Includes 25,352 shares of our new common stock that Mr. Greenfield had the right to acquire through options exercisable within 60 days of March 31, 2004.

(14)
Includes 84,326 shares of our new common stock that the directors and executive officers listed in footnote (15) had the right to acquire through options exercisable within 60 days of March 31, 2004.

(15)
The group includes Andrew J. Brown, Victor A. Cohn, Kevin Courtois, James W. Harris, Alan J. Hirschfield, Mark Israel, James P. Jenkins, Alan Kerr, Beth Martinko, John Mutch, Mary Lou O'Keefe, Craig Ryall, Ken Sexton, David Sugishita, Deborah Traub, and James Zierick.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following is a description of transactions from April 1, 2002 to March 31, 2003 to which we have been a party in which the amount involved in the transaction exceeds $60,000 and in which any person who served or serves as a director, executive officer, was or is a holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing individuals, had or will have a direct or indirect material interest, other than compensation arrangements described in Item 11 of this report.

  Sublease of office space in Maryland

        From October 2002 through September 2003, we maintained an Offices Services Agreement with Intellitactics Inc. Intellitactics is a portfolio company of JMI Equity Fund, a private equity fund founded by John Moores. Mr. Moores served as one of our directors from March 1989 until March 2003. Gary G. Greenfield sits on the Board of Intellitactics and served as our president and chief executive officer from June 2002 through August 2003. Pursuant to this agreement, we subleased space in our Bethesda, Maryland office to Intellitactics for the purposes of conducting its software sales and marketing activities from that location. We were paid approximately $6,000 in fiscal 2003 under this sublease, a substantial discount from what we would have received if we had subleased the space at or near the market rate.

  Agreement with JMI Aviation

        From August 2001 to August 2002, we maintained an Aircraft Management Agreement with JMI Aviation, LLC (JMI Aviation). JMI Aviation is an entity affiliated with John Moores, who was one of our directors during that time. Under the agreement, we engaged JMI Aviation to provide management services intended to assist us in the operation of our aircraft, which we leased starting in December 2001. These services included selecting flight personnel, handling aircraft maintenance, communicating with the FAA, and managing the overall scheduling, recording-keeping and operation of the aircraft. For the year ending March 31, 2003, we paid JMI Aviation approximately $600,000. This agreement was terminated in August 2002 when we terminated the aircraft lease.

  Sublease to JMI, Inc.

        We are a party to an agreement with JMI, Inc., a management company founded by John Moores, under which we subleased approximately 24,440 square feet of office space in San Diego to JMI. In July 2002, we assigned the lease to JMI. JMI paid us approximately $153,000 for use of the space for the period from April 2002 through July 2002, and approximately $11,000 to rent furniture and purchase fitness equipment from us during the same period. Mr. Moores and Charles Noell, both of whom are on the Board of JMI, were serving on our Board during this time. We believe that the terms of the sublease are at competitive market rates.

  Contract with Network Harmoni, Inc.

        In April 2001, we entered an Original Equipment Manufacturer Agreement with Network Harmoni, Inc. John Moores and Charles Noell, members of our Board of Directors at that time, as well as Frederic Luddy, our chief technology officer at that time, all served on the Board of Directors of Network Harmoni. In addition, Network Harmoni was a portfolio company of JMI Equity Fund, a private equity fund founded by Mr. Moores and of which Mr. Noell was a general partner. Under the OEM agreement, we engaged Network Harmoni to develop customized software that we could integrate into our own product offerings and re-sell to end-users. We paid Network Harmoni a non-refundable royalty pre-payment fee of $200,000 plus a royalty fee for custodial services of $75,000 in July 2001 and paid a further $75,000 in April 2002. Network Harmoni terminated this agreement for cause upon our entry into Chapter 11 bankruptcy proceedings.

  Payments to McKenna & Cuneo and La Bella & McNamara

        Charles La Bella served as our executive vice president and senior counsel from May 2002 until September 2002. While we employed him in this capacity, Mr. La Bella was also a partner at the law firm of McKenna & Cuneo and subsequently at the law firm of La Bella & McNamara. During Mr. LaBella's employment with us, we paid legal fees to both firms. Specifically, we paid legal fees of approximately $82,785 to McKenna & Cuneo and $50,000 to La Bella & McNamara for services they provided in fiscal 2003. Mr. La Bella continues to represent us in certain matters pertaining to the Securities and Exchange Commission and Department of Justice investigations.

  Loan to Andrew Cahill

        In June 2000, we extended a loan to Andrew Cahill, our then senior vice president of worldwide sales, in the amount of $300,000 to help him purchase a home. The loan was secured by a lien on that home. Mr. Cahill remained employed with us as an executive officer until November 2003. The loan remained outstanding during this period and pursuant to its terms, no interest was charged. As part of his separation agreement with us, Mr. Cahill repaid the entire principal amount outstanding under the loan and we released the lien on his home.

  Payment to Family Member

        Frederic Luddy was our chief technology officer from January 1998 until October 2003. We have employed Frederic Luddy's brother, Robert Luddy, since August 1997. Robert Luddy received total compensation of $147,874 in fiscal 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES & SERVICES

  Audit and Related Fees

        The following is a summary of fees and services approved by the Audit Committee and performed by our external auditors for the years ended March 31, 2003 and 2002.

        Audit Fees.    The aggregate fees billed to us in each of fiscal 2003 and fiscal 2002 for professional services rendered by Arthur Andersen, KPMG and PricewaterhouseCoopers LLP for (i) the audit of our annual financial statements included in our Form 10-K; (ii) review of our interim financial statements included in the quarterly reports on Form 10-Q; (iii) services relating to comfort letters; and (iv) consents and assistance in connection with other filings and public offering documents filed with the Securities and Exchange Commission were:

Fiscal Year ended March 31, 2003:
KPMG:	$—
PricewaterhouseCoopers LLP:	3,054,073

Total:	$3,054,073
Fiscal Year ended March 31, 2002:
Arthur Andersen:	$209,111
KPMG:	220,395
PricewaterhouseCoopers	6,749,153

Total:	$7,178,659

        Amounts are accumulated based on the fiscal year for which the service is provided and not the year in which the services are rendered. PricewaterhouseCoopers' audit fees for the fiscal year ended March 31, 2002 also include fees to complete the audit during the restatement period, including the years ended March 31, 2001 and 2000. Certain amounts have been estimated pending completion of statutory audits or accumulation of actual billing information.

        Audit-Related Fees.    The aggregate fees billed to us in each of fiscal 2003 and fiscal 2002 for audit-related services rendered by PricewaterhouseCoopers LLP include fees for assistance with the Audit Committee's investigation of the Company's past accounting practice and due diligence and audits of carve-out financial statements in connection with the Remedy sale.

Fiscal Year ended March 31, 2003:
KPMG:	$—
PricewaterhouseCoopers LLP:	3,779,000

Total:	$3,779,000
Fiscal Year ended March 31, 2002:
Arthur Andersen:	$—
KPMG:	—
PricewaterhouseCoopers LLP:	1,598,000

Total:	$1,598,000

        Tax Fees.    The aggregate fees billed to us in each of fiscal 2003 and fiscal 2002 for professional services rendered by Arthur Andersen, KPMG and PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were:

Fiscal Year ended March 31, 2003:
KPMG:	$707,445
PricewaterhouseCoopers LLP:	2,074,399

Total:	$2,781,844
Fiscal Year ended March 31, 2002:
Arthur Andersen:	$—
KPMG:	677,487
PricewaterhouseCoopers LLP:	—

Total:	$677,487

        All Other Fees.    The aggregate fees billed to us in each of fiscal 2003 and fiscal 2002 for products and services provided by Arthur Andersen, KPMG and PricewaterhouseCoopers LLP, except those included above under the captions "Audit Fees," "Audit-Related Fees" and "Tax Fees" were:

Fiscal Year ended March 31, 2003:
KPMG:	$514,064
PricewaterhouseCoopers LLP:	62,000
Arthur Andersen:	102,605

Total:	$678,669
Fiscal Year ended March 31, 2002:
Arthur Andersen:	$96,061
KPMG:	956,672
PricewaterhouseCoopers LLP:	599,000

Total:	$1,651,733

        PricewaterhouseCoopers' fees relate to time incurred in preparing and submitting fee applications as required by the bankruptcy court. Our Audit Committee believes that the services rendered by PricewaterhouseCoopers that led to the fees detailed under the captions "Audit Fees," "Tax Fees" and "All Other Fees" are compatible with maintaining PricewaterhouseCoopers' independence.

        Our Audit Committee has not adopted any pre-approval policies or procedures.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  FINANCIAL STATEMENTS:

    2.
    FINANCIAL STATEMENT SCHEDULES:

Schedule II—Valuation and Qualifying Accounts	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
    3.
    EXHIBITS

Exhibit		Description
2.1	(h)	Acquisition Agreement, dated September 20, 2002, by and among BMC Software Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.2	(h)	First Amendment to Acquisition Agreement, dated September 24, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.3	(h)	Second Amendment to Acquisition Agreement, dated October 25, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.4	(h)	Third Amendment to Acquisition Agreement, dated as of November 18, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.5	(i)	Disclosure Statement in Support of Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., dated May 29, 2003.
2.6	(j)	Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., as modified, dated July 14, 2003.
2.7	(j)	Order Pursuant to Section 1129 of the Federal Bankruptcy Code Confirming Debtors' Fourth Amended Plan of Reorganization, as modified, dated July 14, 2003 (Docket Nos. 1902, 2163 and 2229).
2.8	(g)	Acquisition Agreement, dated June 12, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc. and PCI International Limited.
2.9	(g)	Amendment No. 1 to Acquisition Agreement, dated June 21, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc., PCI International Limited and PCI International, Inc.
2.10	(a)	Asset Purchase Agreement, dated July 19, 2002, by and among Peregrine Systems, Inc. and MAXIMUS, Inc.

2.11	(a)	Letter amending the Asset Purchase Agreement, dated July 30, 2002, by and among Peregrine Systems, Inc. and MAXIMUS, Inc.
2.12	(a)	Asset Purchase Agreement, dated July 31, 2002, by and among Peregrine Systems, Inc. and TRIRIGA Real Estate & Facilities LLC.
2.13	(a)	Letter amending the Asset Purchase Agreement, dated August 2, 2002, by and among Peregrine Systems, Inc. and TRIRIGA Real Estate & Facilities LLC.
2.14	(a)	Purchase and Sale Agreement, dated September 9, 2002, by and among eXchangeBridge, Inc., Peregrine Systems, Inc. and GLE Acquisitions, LLC.
2.15	(a)	Asset Purchase Agreement, dated November 15, 2002, by and among Peregrine Systems, Inc., October Acquisition Corporation and American Express Travel Related Services Company, Inc.
2.16	(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Peregrine Systems Ltd. and TSB Solutions, Inc.
2.17	(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Telco Research Corporation and Symphony Service Corp.
3.1	(l)	Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on August 7, 2003.
3.2	(l)	Amended and Restated Bylaws, adopted August 7, 2003.
4.1	(l)	Specimen Common Stock Certificate for our par value $0.0001 per share common stock issued in connection with our reorganization under our Fourth Amended Plan of Reorganization.
4.2	(k)	Indenture dated as of August 7, 2003 between Peregrine Systems, Inc. and U.S. Bank National Association, as Trustee.
4.3	(k)	Form of 6 1/2% Senior Notes due 2007.
4.4	(a)
Final Order, signed on November 12, 2003, (a) Certifying Classes for Settlement Purposes Only, (b) Appointing Settlement Class Representatives, (c) Approving and Authorizing Class Representatives to Enter Into and Implement Settlement Agreement, (d) Estimating Value of Class 9 Indemnity Claims of Directors and Officers for Purposes of Implementing Settlement Agreement and Making Plan Distributions, and (e) Approving Adequacy of Notice Procedures for Class Action Settlement.
9.1	(a)	Voting and Distribution Agreement, dated August 5, 2003, by and among Peregrine Systems, Inc. and the Post-Emergence Equity Committee.
10.1	(a)	Form of Standard Indemnification Agreement for directors and officers.
10.2	(a)	1997 Employee Stock Purchase Plan, as amended and restated effective as of November 1, 2000 and form of agreement thereunder.
10.3	(a)*	1997 Director Option Plan, as amended January 18, 2000 and form of agreement thereunder.
10.4	(a)*	1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001 and form of agreement thereunder.
10.5	(a)*	1994 Stock Option Plan, as amended through July 8, 2002 and form of agreement thereunder.

10.6	(a)*	2003 Equity Incentive Plan, a restatement of the 1994 Stock Option Plan, and forms of agreement thereunder.
10.7	(a)	Amended and Restated Office Lease and Settlement Agreement between Peregrine Systems, Inc. and Kilroy Realty, L.P., dated August 28, 2003.
10.8	(a)	First Amendment to Amended and Restated Office Lease and Settlement Agreement, dated December 2003.
10.9	(a)*	Amended Employment Agreement, effective June 1, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.10	(a)*	First Amendment to Amended Employment Agreement, dated December 11, 2003, by and among Peregrine Systems, Inc. and Gary G. Greenfield.
10.11	(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.12	(a)*	Amended Employment Agreement, effective June 24, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.13	(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.14	(a)*	First Amendment to Amended Employment Agreement, dated April 5, 2004, by and among Peregrine Systems, Inc. and Kenneth A. Sexton.
10.15	(a)*	Employment Letter, dated August 14, 2003, between Peregrine Systems, Inc. and John Mutch.
10.16	(a)*	Statement of Terms and Conditions of Employment, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.17	(a)*	Executive Employment Offer Letter, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.18	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Craig Ryall.
10.19	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Mary Lou O'Keefe.
10.20	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Deborah Traub.
10.21	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Nicole Eagan.
10.22	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Frederic Luddy.
10.23	(a)*	Severance Agreement, dated April 21, 2003, between Peregrine Systems, Inc. and Andrew Cahill.
10.24	(a)*†	Separation Agreement, dated December 24, 2003, between Peregrine Systems, Inc. and Andrew Cahill.
10.25	(a)*	Employment Agreement, dated December 9, 2003, between Peregrine Systems, Inc. and David Sugishita.

10.26	(a)*	Employment Letter, dated January 5, 2004, between Peregrine Systems, Inc. and James Zierick.
10.27	(a)	Executive Employment Agreement, dated January 20, 2004, between Peregrine Systems, Inc. and Beth Martinko.
10.28	(a)*	Key Employee Retention Plan.
10.29	(a)*	Key Employee Severance Plan.
10.30	(a)*	Management Incentive Compensation Program.
10.31	(f)	Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.32	(f)	Amendment No. 1 to Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.33	(f)	Post Closing Matters Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.34	(a)
Forbearance Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank, Wells Fargo HSBC Trade Bank, N.A. and Fleet Business Credit, LLC as agent.
10.35	(a)	Intercreditor Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were party thereto.
10.36	(a)	Settlement Agreement by and among Peregrine Systems, Inc., Peregrine Remedy, Inc. and Motive Communications, Inc.
10.37	(a)	Settlement Agreement and Release by and among Peregrine Systems, Inc., International Business Machine Corporation and IBM Credit Corporation.
10.38	(a)	Settlement Agreement and Mutual General Release by and among Peregrine Systems, Inc., Fujitsu Transaction Solutions, Inc. and Fleet Business Credit LLC.
10.39	(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries and Fleet Business Credit, LLC.
10.40	(a)	Promissory Note, dated August 26, 2002, with Fleet Business Credit, LLC.
10.41	(a)
Agreement Regarding Purchaser Bank Arrangements, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank and Wells Fargo HSBC Trade Bank, N.A.
10.42	(a)	Consent and Termination Agreement, dated August 7, 2003, by and among Fleet Business Credit, LLC, Wells Fargo HSBC Trade Bank, N.A., Silicon Valley Bank and Fleet Business Credit, LLC.
10.43	(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Silicon Valley Bank.
10.44	(a)	Promissory Note, dated August 26, 2002, with Silicon Valley Bank Promissory Note.
10.45	(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Wells Fargo HSBC Trade Bank, N.A.

10.46	(a)	Promissory Note dated, August 26, 2002, with Wells Fargo HSBC Trade Bank, N.A.
10.47	(a)	Facility Funding Agreement, dated September 9, 2002, between Peregrine Systems, Inc. and its Peregrine Systems Operations Limited subsidiary.
10.48	(a)
Amended Settlement Agreement, dated as of October 14, 2003, among Peregrine Systems, Inc., the Post-Emergence Equity Committee, and the Loran Group and Heywood Waga as co-lead plaintiffs in the Securities Action.
10.49	(a)	Funding Agreement, dated September 9, 2002, between Peregrine Systems Operations Limited and Peregrine Systems Limited.
10.50	(a)	Debtor in Possession Credit Agreement, dated September 24, 2002, by and among Peregrine Systems, Inc., Peregrine Remedy, Inc., and various subsidiaries thereof, and BMC Software, Inc.
10.51	(b)	Revolving Credit Agreement, dated October 29, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.52	(c)	First Amendment to Revolving Credit Agreement and Limited Waiver, dated December 20, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.53	(c)	Second Amendment to Revolving Credit Agreement and Limited Waiver, dated December 31, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.54	(a)	Third Amendment to Revolving Credit Agreement and Limited Waiver, dated March 25, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.55	(a)	Fourth Amendment to Revolving Credit Agreement and Limited Waiver, dated April 22, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
16.1	(e)	Letter from KPMG LLP regarding Change in Certifying Accountant.
16.2	(d)	Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.
21.1	(a)	Subsidiaries of the Registrant.
31.1	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(a)	Certification of Chief Financial Officer pursuant to Section 303 of the Sarbanes-Oxley Act of 2002.
32.1	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(a)	Securities and Exchange Commission Final Judgment of Permanent Injunction against Defendant Peregrine Systems, Inc.
99.2	(a)	Securities and Exchange Commission Supplemental Consent and Undertaking of Defendant Peregrine Systems, Inc.

99.3	(a)	Amended Litigation Trust Agreement.
99.4	(a)	Order Approving Modified Employment Agreements and Compensation and Incentive Packages for Debtor's Chief Executive Officer and Chief Financial Officer.
99.5	(a)	Consent and Undertaking of Peregrine Systems, Inc.

*
Indicates management contract or compensatory plan, contract or arrangement.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(a)
Filed herewith.

(b)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on From 10-Q on November 13, 2001.

(c)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on Form 10-Q on February 14, 2002.

(d)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on April 8, 2002.

(e)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Amended Current Report on Form 8-K/A on June 5, 2002.

(f)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on June 26, 2002.

(g)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on July 10, 2002.

(h)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on December 5, 2002.

(i)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Application For Qualification of Indenture on Form T-3 on July 7, 2003.

(j)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on July 25, 2003.

(k)
Incorporated by reference to that similarly described exhibit filed with Amendment No. 1 to the Registrant's Application for Qualification of Indenture on Form T-3/A on August 4, 2003.

(l)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Amended Registration Statement on Form 8-A/A on August 8, 2003.

(b)
REPORTS ON FORM 8-K

        Peregrine Systems, Inc. filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

        Form 8-K filed January 27, 2003 furnishing under Item 5 the proposed Plan of Reorganization and Disclosure Statement of Peregrine Systems, Inc. and Peregrine Remedy Inc. (the "Debtors"), as filed with the U.S. Bankruptcy Court for the District of Delaware (the "Court").

        Form 8-K filed February 25, 2003 furnishing under Item 9 the Monthly Operating Reports of the Debtors, as filed with the Court.

        Form 8-K filed February 28, 2003 furnishing under Item 5 the Debtors' stipulation, as filed with the Court, and furnishing under Item 9 Peregrine Systems, Inc.'s audited consolidated financial statements as of March 31, 2002 and 2001 and for the three fiscal years ended March 31, 2002, as filed with the Court.

        Form 8-K filed March 25, 2003 furnishing under Item 5 a press release announcing the election of certain persons to the Peregrine Systems, Inc. Board of Directors.

        With respect to any information furnished under Item 9 of any Current Report on Form 8-K listed above, the reference to such report in this Item 15(b) is not intended to, and shall not, cause such information to be deemed "filed" under the Exchange Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2004	PEREGRINE SYSTEMS, INC.
	By:	/s/ JOHN MUTCH John Mutch President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOHN MUTCH John Mutch	President, Chief Executive Officer & Director (Principal executive officer)	April 30, 2004
/s/ KEN SEXTON Ken Sexton	Executive Vice President & Chief Financial Officer (Principal financial and accounting officer)	April 30, 2004
/s/ JAMES P. JENKINS James P. Jenkins	Chairman of the Board of Directors	April 30, 2004
/s/ ANDREW J. BROWN Andrew J. Brown	Director	April 30, 2004
/s/ VICTOR A. COHN Victor A. Cohn	Director	April 30, 2004
/s/ JAMES W. HARRIS James W. Harris	Director	April 30, 2004
/s/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director	April 30, 2004
/s/ MARK ISRAEL Mark Israel	Director	April 30, 2004

PEREGRINE SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Peregrine Systems, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and its subsidiaries at March 31, 2003, 2002 and 2001 and the results of their operations and their cash flows for each of the four years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, effective August 7, 2003, the Company was reorganized under a plan of reorganization confirmed by the U.S. Bankruptcy Court for the District of Delaware. In connection with its reorganization, the Company will apply fresh-start reporting in the second quarter of fiscal 2004.

/s/  PRICEWATERHOUSECOOPERS LLP

San Diego, California
April 29, 2004

PEREGRINE SYSTEMS, INC.

(Debtor-In-Possession)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	March 31, 2002	March 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$234,314	$83,490	$145,339
Cash—restricted	29,942	3,320	820
Short-term investments	—	17,606	119,865
Accounts receivable, net of allowance for doubtful accounts of $5,051, $12,264, and $3,811, respectively	41,719	48,588	45,541
Current portion of assets of discontinued operations	14,171	281,694	27,191
Other current assets	6,849	19,019	66,844

Total current assets	326,995	453,717	405,600
Property and equipment, net	11,332	58,433	45,932
Assets of discontinued operations, net of current portion	—	—	262,212
Goodwill, net of accumulated amortization of $110,951 for 2001	—	—	243,662
Other intangible assets, net of accumulated amortization of $10,607 for 2001	—	—	47,193
Investments and other assets	10,489	20,798	36,667

Total assets	$348,816	$532,948	$1,041,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,481	$59,474	$24,056
Accrued expenses	74,441	90,814	71,955
Current portion of liabilities of discontinued operations	13,378	189,941	33,025
Bank loans—factor arrangements	—	141,572	166,941
Current portion of long-term debt	—	2,801	36
Current portion of deferred revenue	72,131	100,730	94,021

Total current liabilities	165,431	585,332	390,034

Non-current Liabilities:
Deferred revenue, net of current portion	19,665	23,014	8,301
Liabilities of discontinued operations, net of current portion	—	—	4,226
Convertible subordinated notes	—	270,000	270,000
Long-term debt, net of current portion	—	4,856	61

Total non-current liabilities	19,665	297,870	282,588

Total liabilities not subject to compromise	185,096	883,202	672,622

Liabilities subject to compromise	427,719	—	—

Guaranteed value—common stock	—	9,520	—

Commitments and Contingencies—Notes 18 and 24
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized: 196,938, 194,993, and 151,573 shares issued and outstanding, respectively	197	195	151
Additional paid-in capital	3,874,166	3,901,453	2,590,208
Subscriptions receivable	(70)	(13,366)	(3,441)
Accumulated deficit	(4,119,304)	(4,150,163)	(2,118,770)
Unearned portion of deferred compensation	(551)	(82,242)	(86,129)
Treasury stock, at cost, 497, 497, and 414 shares, respectively	(10,697)	(10,697)	(9,425)
Accumulated other comprehensive loss	(7,740)	(4,954)	(3,950)

Total stockholders' equity (deficit)	(263,999)	(359,774)	368,644

Total liabilities and stockholders' equity (deficit)	$348,816	$532,948	$1,041,266

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.

(Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2003	2002	2001	2000
Revenues:
Licenses	$88,567	$130,457	$94,918	$53,329
Maintenance	99,801	86,876	59,302	32,810
Consulting and training	41,672	64,998	59,133	45,493

Total revenues	230,040	282,331	213,353	131,632

Costs and Expenses:
Cost of licenses	6,273	16,229	12,252	3,109
Cost of maintenance	26,464	34,383	24,920	12,791
Cost of consulting and training	38,400	68,097	63,845	41,964
Sales and marketing	107,891	260,760	239,877	109,127
Research and development	52,410	59,942	60,588	33,491
General and administrative	88,783	96,512	61,313	27,660
Restructuring, impairments, amortization and other	92,231	490,378	113,533	108,843

Total operating costs and expenses	412,452	1,026,301	576,328	336,985

Loss from continuing operations before reorganization, interest, and income taxes	(182,412)	(743,970)	(362,975)	(205,353)
Reorganization items, net	(458)	—	—	—
Interest expense, net (excludes contractual interest of $1,694 in 2003, subsequently compromised)	(35,743)	(18,822)	(6,192)	(2,005)

Loss from continuing operations before income tax expense	(218,613)	(762,792)	(369,167)	(207,358)
Income tax expense on continuing operations	(8,092)	(4,270)	(5,613)	(10,060)

Loss from continuing operations	(226,705)	(767,062)	(374,780)	(217,418)
Income (loss) from discontinued operations, net of income taxes	257,564	(1,264,331)	(1,469,737)	—

Net income (loss)	$30,859	$(2,031,393)	$(1,844,517)	$(217,418)

Net income (loss) per share, basic and diluted:
Loss per share from continuing operations	$(1.16)	$(4.29)	$(2.71)	$(2.12)

Income (loss) per share from discontinued operations	$1.32	$(7.07)	$(10.62)	$—

Net income (loss) per share	$0.16	$(11.36)	$(13.32)	$(2.12)

Shares used in computation	195,248	178,875	138,447	$102,332

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC

(Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Unearned Portion of Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at March 31, 1999	97,106	$97	$237,023	$—	$(56,835)	$(36,351)	$(1,725)	$(518)	$141,691

Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(148)	(148)
Net loss	—	—	—	—	(217,418)	—	—	—	(217,418)

Comprehensive loss	—	—	—	—	—	—	—	—	(217,566)
Stock issued under employee plans	4,915	5	21,692	—	—	—	—	—	21,697
Stock issued for acquisitions	4,963	5	167,162	—	—	—	—	—	167,167
Stock issued for investments	2,450	2	93,796	—	—	—	—	—	93,798
Deferred compensation	—	—	51,495	—	—	(33,786)	—	—	17,709
Stock repurchased	(99)	—	—	—	—	—	(1,285)	—	(1,285)

Balance, March 31, 2000	109,335	109	571,168	—	(274,253)	(70,137)	(3,010)	(666)	223,211

Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(3,284)	(3,284)
Net loss	—	—	—	—	(1,844,517)	—	—	—	(1,844,517)

Comprehensive loss	—	—	—	—	—	—	—	—	(1,847,801)
Stock issued under employee plans	6,356	6	42,365	(3,441)	—	—	—	—	38,930
Stock issued for acquisitions	36,139	36	1,909,918	—	—	(848)	—	—	1,909,106
Compensation expense related to restricted stock and options	—	—	66,757	—	—	(15,144)	—	—	51,613
Stock repurchased	(257)	—	—	—	—	—	(6,415)	—	(6,415)

Balance, March 31, 2001	151,573	151	2,590,208	(3,441)	(2,118,770)	(86,129)	(9,425)	(3,950)	368,644

Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(1,004)	(1,004)
Net loss	—	—	—	—	(2,031,393)	—	—	—	(2,031,393)

Comprehensive loss	—	—	—	—	—	—	—	—	(2,032,397)
Stock issued under employee plans	3,871	4	35,465	2,210	—	—	—	—	37,679
Stock issued for acquisitions	37,108	37	1,246,878	—	—	(38,078)	—	—	1,208,837
Stock issued for investments	2,523	3	12,305	(12,135)	—	—	—	—	173
Compensation expense related to restricted stock and options	—	—	25,266	—	—	33,296	—	—	58,562
Stock repurchased	(82)	—	—	—	—	—	(1,272)	—	(1,272)
Deferred compensation of discontinued operations	—	—	(8,669)	—	—	8,669	—	—	—

Balance, March 31, 2002	194,993	195	3,901,453	(13,366)	(4,150,163)	(82,242)	(10,697)	(4,954)	(359,774)

Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(2,786)	(2,786)
Net income	—	—	—	—	30,859	—	—	—	30,859

Comprehensive income	—	—	—	—	—	—	—	—	28,073
Expiration of guaranteed value common stock arrangement	—	—	56	—	—	—	—	—	56
Stock issued under employee plans	245	—	1,143	—	—	—	—	—	1,143
Settlement of subscriptions receivable	—	—	—	12,135	—	—	—	—	12,135
Compensation expense related to restricted stock and options	1,700	2	(28,486)	1,161	—	81,691	—	—	54,368

Balance, March 31, 2003	196,938	$197	$3,874,166	$(70)	$(4,119,304)	$(551)	$(10,697)	$(7,740)	$(263,999)

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.

(Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2003	2002	2001	2000
Cash flow from operating activities:
Loss from continuing operations	$(226,705)	$(767,062)	$(374,780)	$(217,418)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	17,062	19,431	21,266	13,798
Amortization of deferred compensation	42,355	35,699	50,783	17,709
Gain on sale of non-core product lines	(15,318)	—	—	—
Reorganization items	(11,802)	—	—	—
Loss on disposal and impairment of fixed assets	34,692	—	—	—
Impairment and amortization of goodwill, intangibles and investments	928	502,266	113,328	85,187
In-process research & development	—	—	6,000	25,000
Deferred taxes	—	—	—	5,798
Increase (decrease) in cash resulting from changes, net of businesses and product lines acquired and disposed of
Accounts receivable	1,330	(3,047)	(17,451)	13,706
Other assets	11,302	48,801	(32)	6,068
Accounts payable	(5,697)	15,013	3,703	963
Accrued expenses	55,414	34,157	40,751	(1,171)
Deferred revenue	(22,530)	21,422	59,936	15,598

Net cash used in operating activities	(118,969)	(93,320)	(96,496)	(34,762)

Cash flow from investing activities:
Issuance of notes receivable to employees	—	—	(1,311)	—
Collection of notes receivable from employees	525	—	—	—
Proceeds from sale of non-core product lines	15,910	—	—	—
Purchases of property, plant and equipment	(753)	(24,686)	(42,368)	(20,363)
Increase in restricted cash	(26,622)	(2,500)	(820)	—
Purchase of investments	—	(19,275)	(22,890)	(10,074)
Cash expenditures for acquisitions, net of cash acquired	—	—	(47,174)	12,395
Maturities (purchases) of short-term investments	17,606	102,259	(119,865)	—

Net cash provided by (used in) investing activities	6,666	55,798	(234,428)	(18,042)

Cash flow from financing activities:
Proceeds from debtor in possession financing	54,014	—	—	—
Repayment of debtor in possession financing	(54,014)	—	—	—
Advances under lines of credit	—	170,000	—	—
Repayments of lines of credit	—	(170,000)	—	—
Advances from factored receivables	28,338	135,245	180,372	90,885
Repayments of factored receivables	(134,063)	(160,614)	(75,604)	(28,712)
Issuance of long-term debt	57,904	2,904	270,000	129
Repayment of long-term debt	(61,394)	(716)	(726)	(8,576)
Collection on subscription receivable	8,300	—	—	—
Bank overdraft	(12,445)	12,445	—	—
Issuance of common stock, employee plans	1,145	37,679	38,422	21,697
Exercise of warrants	—	173	—	—
Treasury stock purchased	—	(1,272)	(6,415)	(1,285)

Net cash provided by (used in) financing activities	(112,215)	25,844	406,049	74,138

Effect of exchange rate changes on cash	(8,658)	(772)	(3,284)	(148)

Net cash flows from discontinued operations	384,000	(49,399)	39,987	—

Net increase (decrease) in cash and cash equivalents	150,824	(61,849)	111,828	21,186
Cash and cash equivalents, beginning of period	83,490	145,339	33,511	12,325

Cash and cash equivalents, end of period	$234,314	$83,490	$145,339	$33,511

Cash paid during the period for:
Interest	$14,874	$17,944	$16,335	$5,203

Income Taxes	$11,085	$6,168	$5,075	$3,105

Supplemental Disclosure of Non-cash Investing Activities of Continuing Operations:
Common stock issued for acquisitions	—	$2,935	$148,907	$167,167

Guaranteed value common stock (See Note 19)	$(9,520)	$9,520	—	—

Property and equipment acquired under capital leases	—	$5,372	—	—

Common stock issued for investments, investment exchanged for cancellation of deferred revenue	$(3,835)	$12,135	—	$93,798

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Operations

Business

        Peregrine Systems, Inc. (the "Company" or "Peregrine") is a global provider of enterprise software. Peregrine's core business is providing information technology asset and service management software solutions that are designed to enable organizations in the private and public sectors to increase productivity, reduce costs and accelerate a return on investment by managing portfolios of information technology assets and streamlining service management operations.

        From the Company's initial public offering in 1997 through the fiscal year ended March 31, 2002, Peregrine significantly expanded its product line through a series of acquisitions broadening its business beyond its original core market. As described further in Note 2, the Company began a major restructuring in 2002 due to concerns about liquidity. As described in Note 5, the non-core Supply Chain Enablement (Harbinger and Extricity) and Remedy businesses were sold in June 2002 and November 2002, respectively, and are treated as discontinued operations in the consolidated financial statements. As described in Note 6, during the fiscal year ended March 31, 2003, Peregrine sold other non-core product lines, including products used in fleet management, facility management, telecommunications management, and travel management. Peregrine's core software product suites, after divestiture of non-core products, are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine's products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine's products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

Prior Year Restatement

        In May 2002, the Company announced that its Audit Committee had initiated an investigation into a number of accounting irregularities affecting the Company's financial results for the nine months ended December 31, 2001 and for the fiscal years ended March 31, 2001 and 2000 (the "Restatement Period"). These consolidated financial statements present the Company's results as previously restated (See the Company's Current Report on Form 8-K filed February 28, 2003).

Chapter 11 Reorganization

        As described further in Note 2, on September 22, 2002 (Petition Date) Peregrine and its wholly-owned Peregrine Remedy, Inc. (Remedy) subsidiary filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization of the Company (the Reorganization Plan) was confirmed by the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court) on July 18, 2003 and it became effective on August 7, 2003 (Plan Effective Date). From the Petition Date until the Plan Effective Date, the Company operated the business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court.

        As a result of its bankruptcy filing under Chapter 11, the Company is subject to the provisions of Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, the Company is required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the Petition Date that are subject to compromise from those that are not and liabilities arising post-petition. The liabilities that may be affected by the Reorganization Plan are reported at the estimated amounts that will be allowed under the plan of reorganization, even if they are ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items.

Fresh-Start Reporting

        The following information provides certain supplemental information concerning reporting periods subsequent to March 31, 2003, the end of the last fiscal period included in the consolidated financial statements contained in this report.

        The Company intends to adopt the fresh-start reporting provisions of SOP 90-7 during the second quarter of fiscal 2004, the quarter ended September 30, 2003. Under SOP 90-7, fresh-start reporting should be applied when, upon the emergence from bankruptcy, the reorganization value of the Company is less than the sum of all allowed claims and post-petition liabilities and holders of old common shares receive less than fifty percent of the new voting shares. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. Although the Effective Date of the Reorganization Plan was August 7, 2003, the Company plans to adopt fresh-start reporting as of August 1, 2003, because its results of operations were not significant and its financial position did not change significantly during the seven-day period. Fresh-start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value. Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as reorganization value in excess of amounts allocable to identified assets. The fair value of the new common stock for the reorganized Company was determined to be $270 million, which represents the enterprise value adjusted for debt financing net of cash. The new debt totals $73.6 million, including secured factor loans, senior notes and non-interest bearing notes issued to satisfy pre-petition debt.

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations," as superseded by Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. The appraiser is in the process of completing the appraisal and the fresh-start adjustments in the unaudited pro forma presentation below are estimates based on the appraiser's preliminary findings. The appraiser will complete the appraisal in connection with the Company's finalization of fresh-start reporting. We expect the fair value adjustments to impact current assets, property and equipment, intangible assets and accrued liabilities. Identifiable intangible assets are expected to consist of developed technology, trademarks and trade names, maintenance contracts and customer lists, and useful lives are expected to range from three to five years. Reorganization value in excess of amounts allocable to identified assets will not be amortized, but will be subject to periodic evaluation for impairment. A reconciliation of the estimated adjustments to be recorded in connection with the debt restructuring and the adoption of fresh-start reporting as if fresh start had been applied at March 31, 2003 is presented on an unaudited pro forma basis below (dollars in thousands):

	Predecessor Peregrine at March 31, 2003	Debt Restructuring(a)	Fresh-start Adjustment(b)	Successor Peregrine Pro forma at March 31, 2003
		(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and restricted cash	$264,256	$(141,098)	$—	$123,158
Accounts receivable, net	41,719	—	—	41,719
Current portion of assets of discontinued operations	14,171	—	—	14,171
Other current assets	6,849	—	—	6,849

Total current assets	326,995	(141,098)	—	185,897
Property and equipment, net	11,332	—	—	11,332
Identified intangibles			125,000	125,000
Reorganization value in excess of amounts allocable to identified assets	—	—	193,043	193,043
Investments and other assets	10,489	(2,000)	—	8,489

Total Assets	$348,816	$(143,098)	$318,043	$523,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,481	$—	$—	$5,481
Accrued expenses	74,441	—	—	74,441
Current portion of liabilities of discontinued operations	13,378	—	—	13,378
Current portion of deferred revenue	72,131	—	(24,763)	47,368
Secured notes—factor loans	—	22,847	—	22,847
Current portion of senior notes	—	7,075	—	7,075

Total current liabilities	165,431	29,922	(24,763)	170,590
Non-current liabilities
Deferred revenue, net of current portion	19,665		(2,950)	16,715
Senior notes, net of current potion	—	49,524	—	49,524
Notes, net of current portion	—	17,000	—	17,000

	185,096	96,446	(27,713)	253,829
Liabilities subject to compromise	427,719	(427,719)	—	—

Total Liabilities	612,815	(331,273)	(27,713)	253,829

Stockholders' Equity (Deficit)
Common stock	197	1	(196)	2
Additional paid-in capital	3,874,166	157,117	(3,761,283)	270,000
Subscriptions receivable	(70)	—	—	(70)
Accumulated deficit	(4,119,304)	31,057	4,088,247	—
Unearned portion of deferred compensation	(551)	—	551	—
Treasury stock	(10,697)	—	10,697	—
Accumulated other comprehensive loss	(7,740)	—	7,740	—

Total Stockholders' Equity (Deficit)	(263,999)	188,175	345,756	269,932

Total Liabilities and Stockholders' Equity (Deficit)	$348,816	$(143,098)	$318,043	$523,761

(a)
To record payments made and forgiveness in connection with the discharge of liabilities, including pre-petition convertible subordinated notes ($270.0 million plus $13.0 million of accrued interest),

  pre-petition secured and unsecured factor notes $35.9 million), pre-petition Motive claim ($26.9 million), pre-petition shareholder litigation ($18.8 million) and pre-petition general unsecured claims ($63.1 million).

(b)
To adjust the carrying value of assets, liabilities and stockholders' equity to fair value, in accordance with fresh-start reporting.

2.     Bankruptcy Proceedings and Restructuring Activities

        The following provides a summary of the events surrounding the Company's filing for voluntary protection under Chapter 11 of the United States Bankruptcy Code and includes certain supplemental information concerning reporting periods subsequent to March 31, 2003, the end of the last fiscal period included in the consolidated financial statements contained in this report.

Liquidity Crisis

        From the Company's initial public offering in 1997 through August 2001, it significantly expanded its product line and business through a series of acquisitions, the most significant of which were the September 1997 acquisition of Apsylog, in which the Company acquired the AssetCenter product, the March 2002 acquisition of Telco Research Corporation, the June 2000 acquisition of Harbinger Corporation, the September 2000 acquisition of Loran Network Holding Corporation, the December 2000 acquisition of IBM's Tivoli Service Desk, the April 2001 acquisition of Extricity, Inc. and the August 2001 acquisition of Remedy Corporation. During the Company's period of rapid internal growth in fiscal years 2002 and 2001, the software industry began to experience a downturn and the Company faced a challenging sales environment. These factors created a liquidity crisis for the Company that was exacerbated by covenant defaults under its credit facility as of the quarter ended December 31, 2001. This resulted in its required repayment of approximately $100 million of outstanding borrowings.

Discovery and Investigation of Accounting Irregularities; Change in Accountants

        In January 2002, the Securities and Exchange Commission began an informal investigation into the Company and its former chief executive officer relating to transactions with Critical Path, Inc. that took place in the first half of fiscal 2001. The Securities and Exchange Commission expanded its investigation following the Company's April 2002 press release announcing the delay of its earnings release and in May 2002 adopted a formal order of investigation. In April 2002, the Company replaced Arthur Andersen as its auditors, based primarily on its concern over the continuing viability of Arthur Andersen, and the Company retained KPMG LLP as its new auditors. In May 2002, the Company dismissed KPMG and subsequently retained PricewaterhouseCoopers LLP as its independent auditors in June 2002.

        In early May 2002, the Audit Committee and, upon the Audit Committee's recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of Peregrine's chief executive officer and chief financial officer, among others, and publicly disclosed that it was conducting an internal investigation into potential accounting irregularities and/or frauds, including alleged accounting abuses by its senior management resulting in a substantial overstatement of its revenues in prior periods. In mid-May 2002, Peregrine announced that it would restate its consolidated financial statements for all of fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods. The Company also announced that its financial statements and related audit reports for the restatement period should not be relied upon. The Company filed its financial statements for the year ended March 31, 2002 and its restated financial statements for the years ended March 31, 2001 and 2000 with the Securities and Exchange Commission in a Current Report on Form 8-K dated February 28, 2003.

        The disclosure of accounting irregularities and governmental investigations exacerbated the liquidity crisis as the Company's existing lenders refused to enter into factor loans that had been a primary source of funding. The Company's available cash was not sufficient to support its operations beyond June 2002. As a result, the Company's then-new management focused simultaneously on four immediate goals: accelerating the process of reducing the Company's operating costs that had begun in February 2002, selling non-core assets to fund its ongoing operations, obtaining third-party funding arrangements and managing the business to conserve cash.

Reducing the Company's Operating Costs

        In February and March 2002, based on the Company's financial performance, business outlook and other factors, including the Company's cash needs, taking into account the Company's repayment of $100 million under its defaulted credit facility, the Company already had begun the process of reducing its 4,000 employee workforce. The Company terminated approximately 500 employees by March 31, 2002. As part of the accelerated effort to reduce operating costs, in June 2002 the Company terminated the employment of approximately 600 employees and approximately 550 more employed in the Company's Supply Chain Enablement business, operated by its Harbinger subsidiary were released when the Company divested that business in the same month, as described below. Reductions in the Company's workforce continued through December 2002 as an additional 560 employees were terminated, 190 employees voluntarily terminated their employment and approximately 835 employees were released through divestiture, primarily as a result of the sale of the Company's Remedy business in November 2002, as described below. As of March 31, 2003, the Company employed approximately 621 persons worldwide. In addition, in fiscal 2002, the Company abandoned multiple facilities and terminated various contractual arrangements to further reduce its operating expenses.

Disposition of Non-Core Assets

        In June 2002, Peregrine entered into an agreement with PCI International, an entity affiliated with Golden Gate Capital LLC, and certain other participants to sell all of the shares of its wholly-owned Harbinger subsidiary, which was also known as Peregrine Connectivity, and to license certain intellectual property rights acquired in the Company's acquisition of Extricity. Peregrine Connectivity, using the intellectual property rights acquired from Extricity operated what was known as the Company's Supply Chain Enablement, or SCE, business. For the sale, Peregrine obtained approximately $35 million in cash before transaction costs and recognized a loss of $47.8 million in 2002.

        In September 2002, Remedy and the Company entered into an agreement with BMC Software, Inc. (BMC) to sell the assets of its Remedy subsidiary. The purchase price for this sale was $355 million in cash plus the assumption by BMC of approximately $90 million in liabilities, subject to working capital adjustments and an indemnification holdback of $10 million. The terms of the agreement required the Company to file for protection under Chapter 11 of the Bankruptcy Code and obtain Bankruptcy Court approval of the sale. After the sale closed in November 2002, the purchase price was adjusted downward by approximately $7.2 million because of working capital adjustments provided for in the agreement. In addition, in November 2003, the Company collected the $10 million indemnification holdback. The Company recognized a gain on the Remedy sale of $268.5 million.

        From July through December 2002, as further described in Note 6, the Company also sold certain non-core product lines to raise additional capital and reduce operating expenses. In July 2002, the Company sold the assets related to its transportation management product line to MAXIMUS, Inc. for approximately $7.4 million in cash. In July 2002, the Company sold the assets related to its facility management product line to TRIRIGA Real Estate and Facilities LLC for approximately $4.9 million in cash. In December 2002, the Company sold the assets related to its telecommunication management product line to Symphony Services Corp. and its affiliate TSB Solutions, Inc. for approximately $2.6 million in cash. In December 2002, the Company sold the assets related to its on-line travel booking system to American Express Travel Related Services Company, Inc. for approximately $1.0 million in cash. The buyers of these non-core assets also assumed certain liabilities related to the assets purchased.

Obtaining Third-Party Financing

        In June 2002, Peregrine obtained approximately $49 million in net cash proceeds from Ableco Finance Corporation (an affiliate of Cerberus Capital Management) under a term loan agreement administered by Foothill Capital Corporation. In September 2002, the Company paid the outstanding term loan balance of $36.9 million in its entirety with the proceeds from the debtor-in-possession financing facility provided by BMC, described below.

        In connection with its agreement to acquire the assets of the Company's Remedy business in September 2002, BMC agreed to provide the Company with an interim debtor-in-possession financing facility of up to $110 million. BMC also provided the Company with emergency initial funding in the aggregate amount of $3.5 million, which the Company needed at the end of September 2002 to meet payroll and other expenses. The maximum amount outstanding under the debtor-in-possession financing facility was $54 million, of which approximately $36.9 million was used to satisfy in full the balance of the Foothill loan and $3.5 million was credited against the amount due for the emergency initial funding. The remaining proceeds were used to fund the Company's ongoing operating and administrative expenses until the Bankruptcy Court could consider the Remedy sale. In November 2002, the debtor-in-possession financing facility was paid off in its entirety with proceeds from the Remedy sale.

        In light of our liquidity crisis, our management determined that it was necessary to focus on conserving cash. In order to support this focus, management retained a cash management firm, Kibel Green, to assist in monitoring our cash position and controlling our expenditures. In addition, management made day to day operational decisions based on our cash needs and our reserves.

Deciding to Reorganize under Chapter 11 of the United States Bankruptcy Code

        During the Remedy auction process it became clear that neither BMC nor any of the other bidders in the process would purchase Remedy other than through an asset sale supervised by the Bankruptcy Court. In order to generate sufficient liquidity to maintain the going-concern value of the Company's business, on September 20, 2002, the Company's Board of Directors adopted a resolution authorizing the filing for voluntary protection under Chapter 11 of the United States Bankruptcy Code.

        Chapter 11 is the principal business reorganization chapter of the U.S. Bankruptcy Code. Under Chapter 11, a debtor is authorized to reorganize its business for the benefit of its creditors and stockholders. In addition to permitting rehabilitation of the debtor, Chapter 11 seeks to promote equality of treatment of creditors and equity security holders of equal rank. Confirmation of a plan of reorganization by the Bankruptcy Court, which is the principal objective of Chapter 11 cases, makes the plan, which sets forth the means for satisfying claims against, and interests in, a debtor, binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor, interest holder or general partner in the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the date of confirmation of the plan and substitutes the obligations specified under the confirmed plan. The restructuring to be effected through a plan is designed to enable a company to continue operations and afford a sufficient time to pay its debts.

        On July 18, 2003, the Bankruptcy Court confirmed the Company's Reorganization Plan effective August 7, 2003. Pursuant to the Company's Reorganization Plan, all of the Company's shares of old common stock were cancelled at the close of business on the Plan Effective Date and the Company issued 15 million shares of new common stock to holders of its old notes, holders of its old common stock, securities claimants and other subordinated claimants. In addition, 2.65 million shares of new common stock were reserved for issuance under the Company's 2003 equity incentive plan.

        Holders of the Company's 5.5% convertible subordinated notes, with a principal balance of $270 million, on the Plan Effective Date received certain distributions in connection with the Reorganization Plan, including new 6.5% senior notes due 2007, shares of the Company's new common stock and a cash payment of $86.5 million. An aggregate of $58.8 million in new senior notes was issued to old note holders and an aggregate of 9,450,000 shares of the Company's new common stock, representing 63% of the 15,000,000 shares of new common stock issued on the Plan Effective Date, were issued to old note holders.

        Holders of the Company's old common stock at the close of business on the Plan Effective Date, specified purchasers of the Company's old common stock who made claims against the Company based upon alleged violations of securities laws and other subordinated claimants, including certain former employees, officers and directors, became entitled to receive 4,950,000 shares of the Company's new common stock, representing 33% of the 15,000,000 shares of new common stock issued on the Plan Effective Date, in connection with the Reorganization Plan. The plan of reorganization contemplated that the actual allocation of new common stock among the old stockholders, the securities litigation claimants and the subordinated claimants would be decided in a settlement among the constituencies. In November 2003, a settlement was reached and approved by the Bankruptcy Court.

        Pursuant to the terms of the settlement, 4,016,250 shares of the Company's new common stock were issued to holders of the Company's old common stock, 708,750 shares of the Company's new common stock were issued to the independent litigation trust described below, on behalf of the securities litigation claimants, and 225,000 shares of the Company's new common stock are to be issued to specified subordinated claimants, including former employees, officers and directors, to satisfy their claims that the Company was bound to indemnify them against fees and costs incurred in legal proceedings against them. With respect to the 4,016,250 shares of new common stock issued to holders of old common stock, each holder of the Company's old common stock received a pro rata amount of those shares based upon ownership of old common stock as of the Effective Date. Therefore, each old stockholder received one share of new common stock for every 48.7548 shares of old common stock previously owned. No fractional shares of new common stock were distributed. Pursuant to the Reorganization Plan, if a pro rata share called for the distribution of a number of shares of new common stock that was not a whole number, the number of shares that stockholder would be entitled to receive would be rounded down to the next whole number of shares. No cash or other consideration was paid in compensation for fractional shares.

        Under the Company's Reorganization Plan, an additional 600,000 shares of new common stock, representing 4% of the 15,000,000 shares of new common stock issued on the Effective Date, will be allocated between holders of old notes, on the one hand, and holders of old common stock and the securities litigation claimants, on the other hand, based on the resolution of the general unsecured claims pending against the Company. The Company does not expect that the general unsecured claims will be resolved for at least several months from March 31, 2004. To the extent the Company's holders of old common stock and securities litigation claimants as a group become entitled to receive any of these 600,000 shares of new common stock, the Company's holders of old common stock would be entitled to receive 85% of such shares and the securities litigation claimants would be entitled to receive 15%.

        Under the Company's Reorganization Plan, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under the Company's 1994 stock option plan on or after July 8, 2002 survived the bankruptcy and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of the Company's 1994 stock option plan. Because of the Company's recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. As a result of this conversion, options to purchase 198,569 new shares were issued to replace options to purchase seven (7) million old shares. An aggregate of 2,650,000 shares of new common stock were reserved for issuance under the 2003 equity incentive plan.

        Under the Company's Reorganization Plan, an independent litigation trust was established and initially funded with $3.2 million from the Company. With limited exceptions, the Company's potential rights, claims and causes of action against specified third parties, including any potential claims against the Company's former directors, officers or professional firms formerly engaged by it, were transferred to the litigation trust. The litigation trustee has the authority to prosecute, abandon, release, settle or otherwise dispose of any and all litigation claims at its discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the stockholder litigation, the Loran Group and Heywood Waga, must consent in advance to any release, settlement, compromise or liquidation of claims. Pursuant to a November 2003 settlement, holders of the Company's old common stock and the subordinated claimants waived their right to any cash proceeds from the trust, meaning that the securities claimants will receive 100% of any such proceeds. The $3.2 million placed in trust, as well as the estimated fair value of new common shares expected to be received by the trust, has been charged to restructuring, impairments, amortization and other in the accompanying statement of operations for fiscal 2003 (see Note 15).

        As part of the bankruptcy process, approximately 500 claims were filed against the Company based on events that took place prior to its bankruptcy filing. The original aggregate face amount of the general unsecured claims plus the amounts the Company scheduled for payment without a claim asserted against it exceeded $380 million. However, many of these were duplicate claims, claims filed in error, or claims that were invalid for some other reason. Claims amounts are amended from time to time by the creditors asserting the claims and sometimes filed with a face amount that is the minimum amount asserted by the creditor. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of the Company's Reorganization Plan, which are payable in cash and notes, or as subordinated claims under Class 9 of the Reorganization Plan. Class 9 creditors share in the pool of common stock already issued and reserved for these claims. For these and other reasons, the total potential liability associated with general unsecured claims is difficult to determine. In connection with agreeing on the Company's Reorganization Plan, the various constituencies independently analyzed the claims and determined that the total payout on the claims was likely to be between $49 million and $65 million. Management has estimated the liability, before settlement adjustments, for such claims to be approximately $63 million and has recorded the amount as liabilities subject to compromise in the accompanying March 31, 2003 balance sheet.

        Since August 2003, the Company has been analyzing and, as appropriate, objecting to claims that it believes are without merit or asserted for an inflated amount. The Company has also been negotiating settlements to various claims. This process is expected to continue for several months beyond March 31, 2004. Based on the Company's Reorganization Plan, any claims that the Company does not dispute or that are determined to be valid by the Bankruptcy Court after the Company has made an objection may be paid under one of two options, at the creditor's election: The Company may be required either to pay 70% of the amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments or to pay 100% of the amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. The Company has also agreed with some creditors to pay 65% of the amount of the claim on the date of settlement, and nothing more.

        The Company began paying claims on the effective date of its Reorganization Plan and continues to do so as claims are settled. Through March 31, 2004, the Company has paid, settled or otherwise disposed of general unsecured claims with an original aggregate face amount of approximately $340 million, and to resolve these claims the Company has paid or agreed to pay over time approximately $39 million in cash and notes, approximately $6.5 million of which is payable over the next four years. As of March 31, 2004, there are general unsecured, priority, and administrative claims and claims subject to a classification dispute asserted in the original aggregate face amount of approximately $22 million remaining to be resolved. This includes claims that are asserted in a minimum amount or an unliquidated amount, so the total liabilities under these claims could be substantially higher. Because the total liability associated with the claims depends upon the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations and potential litigation, the total amount to be paid by the Company is uncertain. The Company believes that its reserves are adequate to cover the general unsecured claims at March 31, 2003. However, because many claims are still in dispute, the Company is unable to predict the ultimate payment amount or period (see Note 24).

        The Company believes its cash on hand and operating cash flows will be sufficient to fund its operations and planned capital expenditures and to satisfy its scheduled non-trade payment obligations for the next 12 months. However, the Company's ability to generate adequate cash depends upon its future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting its operations, including factors beyond its control. The Company's business plan for fiscal 2005 contemplates the expenditure of a significant amount of cash for product development, infrastructure improvements and sales and marketing efforts, that are intended to position it to support its current operations and future growth.

Settlement with the Securities and Exchange Commission; Governmental Investigations

        In June 2003, a settlement with the Securities and Exchange Commission was approved by the United States District Court for the Southern District of California, resolving all matters raised in the civil action the Securities and Exchange Commission filed against the Company, except the request for civil penalties and disgorgement. The Securities and Exchange Commission separately withdrew the request for monetary damages and disgorgement in July 2003. Under terms of the settlement, the Company has agreed to:

  •
  Be enjoined from violating certain provisions of the federal securities laws;

  •
  Comply on an accelerated basis with the rules regarding management's reporting on internal controls in accordance with the Sarbanes-Oxley Act of 2002 (we have requested an extension of the date by which such compliance would be required as a result of a delay in the promulgation of the implementing rules and regulations);

  •
  Retain an internal auditor to ensure that our financial results are accurately reported (in October 2003 we hired Steve Burt and in December 2003 we retained the services of RSM McGladrey, a global accounting firm, to provide internal audit services. Mr. Burt and RSM McGladrey each performs internal audit functions and each reports directly to our Audit Committee);

  •
  Establish a corporate compliance program and retain a compliance officer to perform an ongoing review of the effectiveness of our governance systems (the Company retained the services of an acting compliance officer, Worth MacMurray, in November 2002 and appointed a permanent compliance officer, John Skousen, effective September 2003 and a compliance program has been implemented);

  •
  Commence a training program for the Company's officers and employees to prevent violations of federal securities laws (the training program has commenced); and

  •
  Make a public statement that fully and accurately discloses the condition of the Company's internal control structure and its procedures for financial reporting on the Reorganization Plan Effective Date of its Reorganization Plan (the Company has made such a statement—see the Company's Current Report on Form 8-K filed on August 7, 2003).

        Since the Company is not current in its periodic reporting to the Securities and Exchange Commission, it is not in compliance with the requirement of the settlement pertaining to refraining from violating federal securities laws. While the Company remains in discussion with the Securities and Exchange Commission, it can give no assurance that a further enforcement action will not be brought against it.

        Meanwhile, the United States Department of Justice commenced an investigation in May 2002, which remains ongoing concerning events leading up to the restatement of the Company's financial results, and it is possible that charges could be brought against certain former directors or current or former employees of the Company. The Company has been advised by the Department of Justice that at least one current employee is a subject of the investigation. While the Company is fully cooperating with the investigation, it is possible that charges could be brought against it.

        In addition, on July 5, 2002, the Company received a letter from the U.S. House of Representatives' Committee on Energy and Commerce including a subpoena for documents pursuant to Rules X and XI of the U.S. House of Representatives concerning the Company's accounting irregularities. The Company provided the Committee on Energy and Commerce the documents it subpoenaed. The Company is not aware of any other activities by the Committee relating to it.

3.     Summary of Significant Accounting Policies

        A summary of the significant accounting policies followed in the preparation of the Company's consolidated financial statements is as follows:

Principles of Consolidation

        The consolidated financial statements include the accounts of Peregrine and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Discontinued Operations

        As more fully described in Note 5, the historic consolidated financial statements of the Company reflect its Remedy and SCE businesses as discontinued operations. The detailed results of operations and cash flows reflect only the results of continuing operations.

Use of Estimates

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

Reorganization Under Chapter 11

        As described further in Note 2, on September 22, 2002 Peregrine and its wholly-owned subsidiary Peregrine Remedy, Inc. filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The U.S. Bankruptcy Court for the District of Delaware confirmed the fourth amended plan of reorganization of the Company on July 18, 2003 and it became effective on August 7, 2003. From the Petition Date until the Plan Effective Date, the Company operated the business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court.

        As a result of its bankruptcy filing under Chapter 11, the Company is subject to the provisions of Statement of Position No. 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, the financial statements have been prepared on a going concern basis that contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company is also required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the Petition Date that are subject to compromise from those that are not and liabilities arising post-petition. The Company may cease to accrue interest on certain liabilities arising prior to the Petition Date, if the Company does not expect to ultimately pay the interest. The liabilities that may be affected by the Reorganization Plan are reported at the estimated amounts that will be allowed under the Reorganization Plan, even if they are ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items. Interest expense during Chapter 11 proceedings is only accrued to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured, or unsecured claim.

Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Peregrine's revenue is derived principally from software product licensing and related services. The Company's standard end-user license agreement provides for an initial fee for use of the Company's products in perpetuity. License fees are generally due upon the granting of the license. Service revenues are composed of fees from maintenance (technical support and software updates), professional services (consulting), and training.

        Revenues from license agreements with direct customers are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; the fee is fixed and determinable; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and no other significant obligations of the Company exist. In certain circumstances, the Company may grant extended payment terms. If a payment is due more than ninety (90) days after the license agreement is signed, the license fees are recognized as payments become due and payable provided all other conditions for revenue recognition are met. If provided in a license agreement, acceptance provisions generally grant customers a right of refund only if the licensed software doesn't perform in accordance with its published specifications. The Company believes the likelihood of non-acceptance in these situations is remote and generally recognizes revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance cannot be determined to be remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

        Revenues from maintenance services are recognized ratably over the term of the support period, generally one year. Consulting revenues are primarily related to installation and implementation services for the Company's software products, which are most often performed on a time and material basis under separate service agreements. Consulting services are not usually essential to the functionality of the software. Revenues from consulting and training services are recognized as the respective services are performed.

        For contracts with multiple obligations (e.g., current and future product delivery obligations, post-contract support or other services) the Company recognizes revenue using the residual method. Under the residual method, the Company allocates revenues to the undelivered elements of the contract based on vendor specific objective evidence of their fair value. This objective evidence is the sales price of each element when sold separately or the annual renewal rate specified in the agreement for maintenance. The Company recognizes revenues allocated to undelivered products when all other criteria for revenue recognition have been met.

        The Company also derives revenues from the sale of its software licenses, maintenance and post-contract support services through distributors. Revenues from sales made through distributors are recognized when the distributors have sold the software licenses or services to their customers and the criteria for revenue recognition under SOP 97-2, as amended, are met. Revenues from maintenance and post-contract support services sold through distributors are recognized ratably over the contractual period with the end user.

Deferred Revenue

        Deferred revenue primarily relates to maintenance fees that have been paid by the Company's customers in advance of the performance of these services. Revenues from maintenance fees are recognized ratably over the term of the maintenance period, which is generally one year. In addition, certain license fees have been prepaid by customers and deferred by the Company until all the required revenue recognition criteria have been satisfied (e.g., expiration of exchange rights or delivery of all licensed products). In addition, revenues related to prepayments from third-party distributors are deferred until sold through to the end-user.

Cost of Revenue

        Cost of licenses consists primarily of amounts paid to third-party vendors, amortization of acquired developed technology, and costs of product media, manuals, packaging materials, and related shipping costs. Cost of maintenance consists primarily of salaries, benefits, and allocated overhead costs incurred in providing telephone support and unspecified upgrades of software. Cost of services consists primarily of salaries, benefits, and allocated overhead costs related to the delivery of professional services and training to customers.

Business Risk and Concentrations of Credit Risk

        Financial instruments, which may subject the Company to concentrations of credit risk, consist principally of trade and other receivables. The Company performs ongoing credit evaluations of its customers' financial condition. Peregrine believes that the concentration of credit risk with respect to trade receivables is further mitigated as its customer base consists primarily of large, well-established companies. The Company maintains reserves for credit losses and such losses historically have been within its expectations.

        The performance of numerous third party partners can also affect the Company's ability to collect its receivables. In addition to selling direct to end-user customers, Peregrine partners with various third parties in delivering its solutions to end-user customers. Third-party alliance partners work closely with the Company in delivering Peregrine's solutions to a wide variety of customers. Sales associated with the Company's relationship with IBM accounted for approximately 22% of license revenues in fiscal 2003.

Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash equivalents primarily consist of overnight money market accounts, time deposits, commercial paper and government agency notes. The carrying amount reported for cash and cash equivalents approximates its fair value.

        The Company had restricted cash of $29.9 million at March 31, 2003, $3.3 million at March 31, 2002 and $0.8 million at March 31, 2001. The restricted cash was primarily used to secure certain real property leases, equipment lease obligations and the Motive action (see Note 19).

Fair Value of Financial Instruments

        The carrying value of certain of the Company's financial instruments, including accounts receivable, other current assets, accounts payable and factor arrangements approximates fair value because of their short maturities. The public trading value of the Company's convertible subordinated notes payable was significantly less than the carrying value as of March 31, 2003 because Peregrine was operating under Chapter 11.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives, generally three to five years for furniture, equipment and software. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.

        Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations for the applicable period.

Goodwill

        Goodwill represents the purchase price in excess of identifiable assets associated with acquired businesses. All previously recorded goodwill was impaired as of March 31, 2002. Prior to its complete impairment, goodwill was carried at cost less accumulated amortization and was being amortized over five years. Goodwill from acquisitions subsequent to July 1, 2001 was not being amortized. Prior to April 1, 2002, the Company periodically evaluated the recoverability of enterprise goodwill for a decline in value, if any, based on discounted future cash flows in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets." Goodwill was also tested for impairment when associated with a group of assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). At March 31, 2002, all previously capitalized goodwill had been fully impaired (see Note 8). Should the Company record goodwill in the future, it will evaluate goodwill impairment in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

Other Intangible Assets

        Other intangible assets primarily represent developed technology, customer base and assembled workforce. Other intangible assets were being amortized on a straight-line basis generally over five years. Most of the amortization and impairment charges related to other intangibles are included in discontinued operations (see Notes 5 and 8).

Long-lived Assets

        The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS 144), which superseded SFAS 121. SFAS 144 establishes procedures for review of recoverability, and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset grouping.

Investments

        Prior to March 31, 2002, Peregrine invested in numerous companies. Peregrine's ownership interest in each of these investments has been less than 20%. These investments are being accounted for using the cost method, as the Company does not have significant influence. They are reviewed for impairment on a periodic basis.

        Many of the Company's investments are in companies whose operations are not yet sufficient to establish them as profitable concerns. The Company has incurred impairments on some of these investments. Adverse changes in market conditions or poor operating results of underlying investments could result in additional future losses or an inability to recover the carrying value of these investments.

Capitalized Computer Software and Research and Development Expenses

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. The Company establishes technological feasibility in accordance with SFAS 86 using the working model method. During the three-year period ended March 31, 2003, no software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred.

Advertising Costs

        The Company expenses advertising costs in the period it incurs them. Advertising costs totaled $3.4 million, $15.9 million, $10.0 million, and $4.9 million for fiscal 2003, 2002, 2001, and 2000, respectively.

Foreign Currency Translation and Risk Management

        Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for each reporting period. Translation gains or losses of the Company's foreign subsidiaries are not included in operations but are reported as other comprehensive income (loss). The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations are included in the results of operations and have not been significant.

Income Taxes

        Deferred taxes are accounted for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the Company's opinion, it is more likely than not that some or all of the deferred tax assets will not be realized.

Computation of Net Income (Loss) Per Share

        Computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires companies to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity and debt securities. For fiscal years 2003, 2002, 2001, and 2000, the diluted net loss per share calculation excludes the effect of approximately 20.1 million, 42.1 million, 24.2 million, and 19.9 million shares issuable under employee stock options and, for fiscal years 2003, 2002, and 2001, 10.8 million shares issuable upon conversion of the Convertible subordinated notes, as inclusion would be anti-dilutive.

Recapitalization—Subsequent Event

        As described in Note 2, pursuant to the Company's Reorganization Plan, Peregrine was recapitalized as of August 7, 2003. In accordance with the Reorganization Plan, 15 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of the Company's old common stock received 4,016,250 new shares, or one share of new common for every 48.7548 shares of old common stock. Historical shares and per share amounts have not been restated to reflect this recapitalization.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" (FIN 44) to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant and compensation expense recognized over the vesting period of the option only if the current market price of the underlying stock exceeds the option's exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123".

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended March 31,
	2003	2002	2001	2000
Net income (loss), as reported	$30,859	$(2,031,393)	$(1,844,517)	$(217,418)
Add: Stock-based employee compensation expense included in reported net income (loss)	54,366	58,562	51,613	17,368
Deduct: Stock-based employee compensation expense determined using a fair-value based method for all awards, net of related tax effects	(182,031)	(138,461)	(97,196)	(41,462)

Pro forma net loss	$(96,806)	$(2,111,292)	$(1,890,100)	$(241,512)

Earnings (loss) per share:
Basic and diluted—as reported	$0.16	$(11.36)	$(13.32)	$(2.12)
Basic and diluted—pro forma	$(0.50)	$(11.80)	$(13.65)	$(2.36)

Comprehensive Loss

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents other comprehensive income (loss) in its consolidated statements of stockholders' equity (deficit).

Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (Issue 00-21). Issue 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 will not have a material impact on the Company's results of operations and financial position.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 established a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The Company adopted the provisions of SFAS 144 on April 1, 2002. The Company has accounted for the disposal of its Remedy business using the provisions of SFAS 144, where the disposal of its SCE business was accounted for using the provisions of APB 30. The differences in accounting for the disposals using the different standards were not significant as the Remedy business had no phase-out losses.

        FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and application of FIN 46 was required through the end of the Company's third quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the fourth quarter of fiscal 2004. The Company does not believe it has investments in variable interest entities and, as a result, the adoption of FIN 46-R will not impact its consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations and financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective for the Company's first quarter of fiscal year 2004. The adoption of SFAS No. 150 will not have a significant impact on the Company's results of operations and financial position.

Reclassifications

        Certain amounts previously reported have been reclassified to conform to the fiscal 2003 presentation.

4.     Business Combinations

        In April 1999, Peregrine completed the acquisition of F.Print UK Ltd. (FPrint), a developer of desktop inventory and asset discovery software. Peregrine issued approximately 1,508,000 shares of its common stock and $1.3 million in cash for all the outstanding shares of FPrint for a total purchase price, including merger costs, of $24.6 million.

        In September 1999, Peregrine completed the acquisition of Knowlix Corporation (Knowlix), a developer of knowledge management software. Peregrine issued approximately 743,000 shares of its common stock (excluding approximately 70,000 shares of common stock issuable upon exercise of options and warrants assumed in connection with the acquisition) in exchange for all the outstanding shares of Knowlix for a total purchase price, including merger costs, of $16.0 million.

        In March 2000, Peregrine completed the acquisition of Telco Research Corporation Limited (Telco), a developer of telephony infrastructure management software and related ancillary products. Peregrine issued approximately 2,521,000 shares of its common stock (excluding approximately 40,000 shares of common stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all of the outstanding shares of Telco for a total purchase price, including merger costs, of $112.7 million.

        In March 2000, Peregrine completed the acquisition of Barnhill Management Corporation (Barnhill), a provider of infrastructure management system solutions and related professional services. Peregrine issued approximately 191,000 shares of its common stock (excluding approximately 80,000 shares of common stock issuable upon exercise of options assumed in connection with the acquisition)

in exchange for all of the outstanding shares of Barnhill for a total purchase price, including merger costs and assumed liabilities, of $17.7 million.

        In June 2000, Peregrine completed the acquisition of Harbinger Corporation (Harbinger), a provider of electronic business connectivity software and services. Peregrine issued approximately 30,157,000 shares of its common stock (excluding approximately 6.2 million shares of common stock issuable upon exercise of options and warrants assumed in connection with the acquisition) in exchange for all of the outstanding shares of Harbinger for a total purchase price, including merger-related costs, of approximately $1.8 billion.

        In September 2000, Peregrine completed the acquisition of Loran Network Holding Corporation, Inc. (Loran), a provider of network discovery and management solutions. Peregrine issued approximately 2,861,000 shares of its common stock (excluding approximately 600,000 shares of common stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all the outstanding shares of Loran for a total purchase price, including merger-related costs, of approximately $88.1 million.

        In December 2000, Peregrine completed the acquisition of the Tivoli Service Desk suite of products (Tivoli) and certain related assets from Tivoli Systems, Inc., an IBM company. Peregrine issued approximately 3,015,000 shares of its common stock and $45.0 million in cash for Tivoli. In connection with the purchase, Tivoli agreed to purchase $58.9 million of software licenses from Peregrine for the benefit of existing Tivoli customers. This purchase commitment has been offset against the purchase consideration and was recorded as a receivable from Tivoli in purchase accounting. The total net purchase price, including merger-related costs, was approximately $50.2 million.

        In April 2001, Peregrine completed the acquisition of Extricity, Inc. (Extricity), a provider of business-to-business relationship management software. Peregrine issued approximately 8,468,000 shares of its common stock (excluding approximately 700,000 shares of common stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all of the outstanding shares of Extricity for a total purchase price, including merger related costs, of approximately $185.2 million.

        In August 2001, Peregrine completed the acquisition of Remedy Corporation (Remedy), a supplier of information technology service management and customer relationship management solutions. Peregrine issued approximately 28,280,000 shares of its common stock (excluding approximately 12.0 million shares of common stock issuable upon exercise of options assumed in connection with the acquisition) and paid approximately $283.4 million in cash in exchange for all of the outstanding shares of Remedy for a total purchase price, including merger costs, of approximately $1.4 billion.

        During fiscal year 2002, Peregrine also completed the acquisition of substantially all the assets of Xtra On-Line Corporation (XOL), eRevenue, Inc. and Bodha, Inc. Peregrine issued approximately 360,000 shares of its common stock in exchange for substantially all of the assets of the companies for a total purchase price, including merger-related costs, of approximately $9.7 million. Peregrine issued approximately 106,000 shares of its common stock for other acquisitions in fiscal year 2001.

Accounting Treatment of Acquisitions

        All of the above transactions were accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and liabilities, were recorded based on their fair values at the date of acquisition and the results of operations for each of the acquisitions have been included in the consolidated financial statements for the periods subsequent to the date of acquisition. The dollar amount assigned to the issued shares for each acquisition is based on the market prices of the securities for a period commencing several days before and ending several days after the terms of the acquisition were agreed to and announced. Purchase prices for acquisitions were allocated as follows (in thousands):

	Acquired In-Process Research and Development	Fair Value of Net Tangible Assets and Identifiable Intangibles Acquired	Goodwill	Total
Fiscal 2000
FPrint	$4,100	$1,862	$18,660	$24,622
Knowlix	2,900	1,634	11,450	15,984
Barnhill	—	(5,475)	23,180	17,705
Telco	18,000	35,520	59,147	112,667

	$25,000	$33,541	$112,437	$170,978

Fiscal 2001
Harbinger	$64,100	$166,521	$1,538,368	$1,768,989
Loran	6,000	6,420	75,642	88,062
Tivoli	—	16,127	34,090	50,217

	$70,100	$189,068	$1,648,100	$1,907,268

Fiscal 2002
Extricity	$13,000	$49,673	$122,495	$185,168
Remedy	86,000	407,451	877,438	1,370,889
Other	—	(883)	10,572	9,689

	$99,000	$456,241	$1,010,505	$1,565,746

        The acquired in-process research and development is recorded in the statement of operations in restructuring, impairments, amortization and other, except for the Harbinger, Extricity and Remedy acquisitions, which are included in discontinued operations.

        The value of each acquisition's acquired in-process technology was estimated using a discounted cash flow analysis based on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the stage of completion and the resulting net cash flows from the projects and discounting the net cash flows to their present value. Discount rates were determined based on the risk profile of each acquired entity and ranged from 14% to 20%.

        Remedy net assets acquired include approximately $53 million of developed technology and a customer base intangible asset of approximately $125 million.

        The following represents details, by acquisition, of the Company's acquisition-related liabilities, which are principally severance costs (in thousands):

	March 31, 2000	Additions	Uses	March 31, 2001	Additions	Uses	March 31, 2002	Additions	Uses	March 31, 2003
Fprint	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Knowlix	—	—	—	—	—	—	—	—	—	—
Barnhill	—	—	—	—	—	—	—	—	—	—
Telco	—	—	—	—	—	—	—	—	—	—
Harbinger	—	2,448	(2,448)	—	—	—	—	—	—	—
Loran	—	188	(188)	—	—	—	—	—	—	—
Tivoli	—	493	(493)	—	—	—	—	—	—	—
Extricity	—	—	—	—	208	(208)	—	—	—	—
Remedy	—	—	—	—	2,205	(2,205)	—	—	—	—

	$—	$3,129	$(3,129)	$—	$2,413	$(2,413)	$—	$—	$—	$—

5.     Discontinued Operations

        During the fiscal years ended March 31, 2003 and 2002, the Company took several actions intended to raise cash, reduce expenses and improve operating results by streamlining operations and eliminating non-core businesses. As a result, the Company sold its SCE and Remedy businesses. These businesses are treated as discontinued operations in these consolidated financial statements.

SCE Business

        In February 2002, Peregrine's Board of Directors approved management's plans to discontinue the operations and business of the Company's SCE business. Accordingly, in accordance with APB 30, Peregrine has reported the results of operations of the SCE business as discontinued operations. The SCE business comprised primarily assets acquired in the Harbinger and Extricity transactions and offered software applications and services that automated and integrated business-to-business relationships.

        In June 2002, Peregrine sold all of the shares of its wholly-owned subsidiary, Peregrine Connectivity (the SCE business) to PCI International, Inc. (PCI), an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash, before transaction costs, resulting in a loss on disposal of $47.8 million, including a $13.9 million accrual at March 31, 2002 for the estimated fiscal 2003 loss from operations during the phase-out period. The Company also licensed to PCI certain intellectual property rights acquired in the Extricity acquisition in connection with the sale of the SCE business.

        Operating results of SCE are presented below (in thousands):

	March 31,
	2003	2002	2001
Revenues	$19,575	$123,921	$97,225
Impairments and amortization	—	(412,961)	(1,456,465)
Operating costs and expenses	(30,032)	(150,082)	(109,673)
Phase-out loss accrual	13,881	—	—
Interest, income (expense) net	(41)	851	174
Income taxes	(45)	82	(998)

Income (loss) from operations	3,338	(438,189)	(1,469,737)
Loss on disposal, net of income taxes of $0	(1,925)	(47,820)	—

Net income (loss)	$1,413	$(486,009)	$(1,469,737)

        Net assets and net liabilities of SCE are presented below (in thousands):

	March 31,
	2003	2002	2001
Current assets	$6,000	$42,072	$27,191
Property, equipment and other long term assets	—	17,465	262,212

Total net assets	$6,000	$59,537	$289,403

Current liabilities, including accrual for loss on disposal of $47,820 in 2002	$1,200	$84,863	$33,025
Long term liabilities	—	647	4,226

Total net liabilities	$1,200	$85,510	$37,251

        The $1.2 million of current liabilities at March 31, 2003 consists of the Company's estimate of pre-petition claims to be resolved in connection with the Chapter 11 proceedings as related to the SCE business (see Note 2). Such claims remain subject to future adjustments.

        Net cash used in or provided by activities of SCE is analyzed below (in thousands):

	March 31,
	2003	2002	2001
Income (loss) from discontinued operations (including loss on disposal)	$1,413	$(486,009)	$(1,469,737)
Depreciation	—	4,817	3,240
Impairment and amortization of goodwill and intangibles	—	412,961	1,456,465
Loss on disposal of discontinued operations	1,925	47,820	—
Proceeds from sales of discontinued operations	33,149	—	—
Changes in operating assets and liabilities of discontinued operations	(41,735)	(11,179)	(22,658)
Cash provided by investing activities (primarily acquisitions of the SCE businesses paid for with the Company's stock)	—	10,316	72,677
Cash used in financing activities	(647)	(3,952)	—

Net cash (used in) provided by discontinued operations	$(5,895)	$(25,226)	$39,987

Remedy Business

        In September 2002, the Company and its Peregrine Remedy subsidiary entered into an agreement ("Sale Agreement") with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to certain adjustments as provided for in the Sale Agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. An indemnification holdback of $10 million of the sales proceeds was placed into escrow through November 2003 as specified in the Sale Agreement.

        Operating results of Remedy are presented below (in thousands):

	March 31,
	2003	2002
Revenues	$125,752	$158,865
Impairments and amortization	(22,991)	(788,376)
Operating costs and expenses	(109,790)	(148,334)
Interest income (expense), net	(2,118)	3,290
Income taxes	(3,219)	(3,767)

Loss from operations	(12,366)	(778,322)
Gain on disposal, net of income tax expense of $16,497	268,517	—

Net income (loss)	$256,151	$(778,322)

        Net assets and net liabilities of Remedy are presented below (in thousands):

	March 31,
	2003	2002
Current assets	$8,171	$50,454
Property, equipment and other long term assets	—	171,703

Total assets	$8,171	$222,157

Current liabilities	$12,178	$104,431

Total liabilities	$12,178	$104,431

        Net cash provided by or used in activities of Remedy is analyzed below (in thousands):

	March 31,
	2003	2002
Income (loss) from discontinued operations (including gain on disposal)	$256,151	$(778,322)
Depreciation	16,325	6,328
Impairment and amortization of goodwill and intangibles	17,442	813,675
Gain on disposal of discontinued operations	(268,517)	—
Proceeds from sales of discontinued operations	338,281	—
Changes in operating assets and liabilities of discontinued operations	30,213	13,862
Cash provided by investing activities (primarily the acquisitions of Remedy paid for with the Company's stock)	—	(79,716)

Net cash provided by (used in) discontinued operations	$389,895	$(24,173)

Summary of SCE and Remedy

        The following is a summary of the components of the discontinued operations amounts presented in the financial statements (in thousands):

	March 31, 2003
	SCE	Remedy	Total
Assets of discontinued operations	$6,000	$8,171	$14,171

Liabilities of discontinued operations	$1,200	$12,178	$13,378

Gain (loss) from operations	$3,338	$(12,366)	$(9,028)
Gain (loss) on disposal	(1,925)	268,517	266,592

Gain from discontinued operations	$1,413	$256,151	$257,564

Net cash flows	$(5,895)	$389,895	$384,000

	March 31, 2002
	SCE	Remedy	Total
Assets of discontinued operations	$59,537	$222,157	$281,694

Liabilities of discontinued operations	$85,510	$104,431	$189,941

Loss from operations	$(438,189)	$(778,322)	$(1,216,511)
Accrual of phase-out losses and loss on disposal	(47,820)	—	(47,820)

Loss from discontinued operations	$(486,009)	$(778,322)	$(1,264,331)

Net cash flows	$(25,226)	$(24,173)	$(49,399)

	March 31, 2001
	SCE	Remedy	Total
Assets of discontinued operations	$289,403	$—	$289,403

Liabilities of discontinued operations	$37,251	$—	$37,251

Loss from operations	$(1,469,737)	$—	$(1,469,737)
Loss from disposal	—	—	—

Loss from discontinued operations	$(1,469,737)	$—	$(1,469,737)

Net cash flows	$39,987	$—	$39,987

6.     Sale of Non-core Product Lines

        In July 2002, the Company sold the assets of its transportation (or fleet) management product line to MAXIMUS, Inc. for approximately $7.4 million in cash. Sale proceeds were used to pay down the Foothill loan (see Note 13). MAXIMUS also assumed certain liabilities related to the transportation management product line. A gain on the sale of $7.9 million was recognized in fiscal 2003.

        In July 2002, the Company sold the assets related to its facility management product line to TRIRIGA Real Estate and Facilities LLC for approximately $4.9 million in cash. Proceeds from the transaction were used to pay down the Foothill loan (see Note 13). TRIRIGA also assumed certain liabilities related to the facility management product line. A gain on sale of $6.4 million was recognized in fiscal 2003.

        In December 2002, the Bankruptcy Court approved the sale of the Company's assets related to its telecommunication management product line to Symphony Services Corp. and its TSB Solutions, Inc. affiliate for approximately $2.6 million in cash. Symphony Services also assumed certain liabilities related to the telecommunication management product line. A gain on sale of $0.6 million was recognized in fiscal 2003.

        In December 2002, the Bankruptcy Court approved the sale of the Company's assets related to its on-line travel booking system to American Express Travel Related Services Company, Inc. (AMEX) for approximately $1.0 million in cash. In addition, AMEX reimbursed the Company approximately $1.4 million for amounts expended in the development of enhancements to the travel management product line through the closing. A gain on sale of $0.3 million was recognized in fiscal 2003.

        The total gain from sale of non-core product lines of $15.3 million is included in restructuring, impairments, amortization and other in the consolidated statement of operations for fiscal 2003. The revenues related to these non-core product lines are not material to the Company's consolidated results of operations.

7.     Investments

        The Company made investments in several companies with which it has business relationships for aggregate consideration of approximately $19.3 million, $22.9 million, and $103.1 million, during fiscal 2002, 2001 and 2000, respectively. The Company made no investments in fiscal 2003. Certain of these earlier investments included plans to collaborate on sales, marketing and distribution efforts and in the development of software products and services related to the Company's businesses. These investments are accounted for using the cost method because the Company does not have significant influence on the management of the entities invested in.

        The Company evaluates potential impairment of these investments at the end of each quarterly reporting period. When events and circumstances indicate that the carrying value of an investment exceeds its fair value, the carrying value is reduced through an impairment charge. Impairment charges related to these investments were approximately $0.9 million, $32.3 million, $44.7 million, and $52.4 million in fiscal 2003, 2002, 2001, and 2000, respectively. The carrying value of these investments totaled $6.7 million, $9.8 million, and $26.6 million at March 31, 2003, 2002, and 2001, respectively, and is included in investments and other assets in the consolidated balance sheets.

8.     Impairment of Goodwill and Long-lived Assets

        During late 2000, technology stock prices began a steep decline, particularly in the e-commerce sectors. In early 2001 it became apparent to the Company that the economic downturn would continue and that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001. Accordingly, in the fourth quarter of fiscal 2001 the Company prepared undiscounted and discounted cash flow analyses related to the SCE business segment. Based on its analysis the Company determined that goodwill was impaired and recorded a $1.1 billion goodwill impairment charge in fiscal 2001, which is included in the loss from discontinued operations.

        The macroeconomic environment remained weak throughout the Company's major markets during fiscal 2002 and was further adversely impacted by the events of September 11, 2001. Accordingly, in the second quarter of fiscal 2002 the Company updated its cash flow analyses related to the SCE business segment and recorded a $222.0 million goodwill impairment charge in discontinued operations in the consolidated statement of operations. The Company made a decision to dispose of the SCE business segment in the fourth quarter of fiscal 2002 and recorded an impairment charge of $121.7 million related to goodwill and identifiable intangibles, which is included in the loss from discontinued operations (see Note 5).

        Due to the continued weakness in technology spending and the decline in the Company's stock price since the acquisition of Remedy in August 2001 (see Note 4), the Company prepared cash flow analyses related to the remainder of the long-lived assets and enterprise goodwill in the fourth quarter of fiscal 2002. Based on the analyses, the Company recorded a $1.1 billion goodwill impairment charge and a $33.6 million impairment charge for identifiable intangible assets. Of the impairment provision, $382.3 million primarily related to goodwill recorded in prior acquisitions, including enterprise level goodwill recorded in the Remedy acquisition, was charged to continuing operations. Intangible assets remaining at March 31, 2002 after the impairment charge consisted of the Remedy intangible assets, which were subsequently disposed of in connection with the Remedy sale in 2003.

        In fiscal 2003, the Company significantly reduced its work force. As a result, the Company had substantial excess fixed assets and facilities which it abandoned or sold for minimal consideration. Fiscal 2003 restructuring, impairment, amortization and other expenses include charges of $34.7 million for the write off of fixed assets (see Note 15).

9.     Liabilities Subject to Compromise

        The term liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings (see Note 2). These amounts represent the Company's estimate of known and potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. Such claims remain subject to future adjustments. Adjustments may result from settlements, actions of the Bankruptcy Court such as reclassification of claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. It is possible that such adjustments may be material. Payment terms for these amounts will be established in connection with the Chapter 11 proceedings.

        Liabilities subject to compromise consist of the following at March 31, 2003 (in thousands):

March 31, 2003
Bank loans—factor arrangements (Note 12)	$35,847
Motive claim (Note 19)	26,944
General unsecured claims (Note 24)	63,113
Stockholder litigation settlement (Note 24)	18,821
Convertible subordinated notes, including accrued interest (Note 14)	282,994

$427,719

10.   Balance Sheet Components

        Short-term investments consist of the following (in thousands):

	March 31,
	2003	2002	2001
Municipal bonds	$—	$17,606	$88,195
Auction rate securities	—	—	13,000
Corporate bonds and floating rate securities	—	—	5,900
Certificates of deposit	—	—	8,045
Equity securities	—	—	4,725

	$—	$17,606	$119,865

        The carrying value of these securities approximates fair value at the balance sheet dates.

        Other current assets consist of the following (in thousands):

	March 31,
	2003	2002	2001
Notes receivable, current portion	$—	$1,600	$3,050
Refundable income taxes	—	6,625	—
Prepaid expenses and other	6,849	10,794	14,894
Receivable from Tivoli Systems, Inc. (See Note 4)	—	—	48,900

	$6,849	$19,019	$66,844

        Property and equipment, net consists of the following (in thousands):

	March 31,
	2003	2002	2001
Furniture and equipment	$24,099	$70,037	$55,821
Leasehold improvements	6,264	22,149	19,092
Internal use software	7,058	30,575	17,552

	37,421	122,761	92,465
Less accumulated depreciation and amortization	(26,089)	(64,328)	(46,533)

	$11,332	$58,433	$45,932

        Depreciation expense totaled $14.9 million, $17.4 million, $20.6 million, and $13.8 million in fiscal years 2003, 2002, 2001, and 2000, respectively.

        At March 31, 2003 and March 31, 2001, Peregrine had no property or equipment under capital leases. At March 31, 2002, property and equipment under capital leases was $5.4 million, with accumulated depreciation of $0.7 million.

        Included in accounts payable at March 31, 2002 were $12.4 million of bank overdrafts. There were no bank overdrafts at March 31, 2003 or March 31, 2001.

        Accrued expenses consist of the following (in thousands):

	March 31,
	2003	2002	2001
Employee compensation	$12,478	$16,497	$10,576
Commissions	1,838	10,245	9,632
Taxes	17,606	20,257	15,477
Interest	—	5,569	5,477
Restructuring (Note 15)	5,880	—	—
Professional fees	19,565	—	—
Other	17,074	38,246	30,793

	$74,441	$90,814	$71,955

11.   Senior Credit Facility

        In August 2001, Peregrine entered into a $150 million short-term loan facility with a syndicate of financial institutions. In October 2001, Peregrine replaced this facility with a $150 million three-year revolving line of credit facility, also with a syndicate of financial institutions. This facility was secured by a pledge of certain tangible and intellectual property assets and interests in the outstanding capital stock of some of the Company's domestic and foreign subsidiaries. Borrowings bore interest at the higher of (a) the prime interest rate or (b) one-half of one percentage point above the Federal Funds effective rate. The interest rate on borrowings under this facility ranged from 3.95% to 4.25%.

        The terms of the revolving line of credit facility included covenants that required Peregrine to comply with certain financial criteria. Based on results for the December 31, 2001 quarter, the Company determined it did not comply with certain of these covenants. In February 2002, Peregrine entered into an amendment to the revolving line of credit facility that suspended certain financial covenants through March 31, 2002, imposed additional financial covenants, and waived the covenant non-compliance existing as of December 31, 2001. In February 2002, all amounts outstanding under the revolving line of credit facility were repaid, with the exception of outstanding letters of credit under the facility of approximately $18.6 million. The changes to the facility limited Peregrine's ability to make further borrowings. At March 31, 2002, there were no amounts outstanding with respect to this facility. In May 2002, the Company terminated the line of credit facility.

12.   Accounts Receivable Financing—Factoring Arrangements

        Beginning in 1999, Peregrine entered into accounts receivable financing facilities (Factoring Agreements) with several financial institutions (Factoring Banks). Under these arrangements, the Factoring Banks extended the Company loans secured by certain Peregrine accounts receivable. The Company has treated these Factoring Agreements as secured borrowings. The balances outstanding under the Factoring Agreements, net of unamortized discounts of $2.0 million, $7.8 million, and $12.3 million, were $35.8 million, $141.6 million, and $166.9 million at March 31, 2003, 2002, and 2001, respectively, and are included as liabilities subject to compromise at March 31, 2003 and as factor bank loans at March 31, 2002 and 2001.

        The unamortized discount is amortized to interest expense over the term of the related loan using the effective interest method. The amounts amortized were $6.8 million, $11.3 million, $6.7 million, and $2.2 million during fiscal 2003, 2002, 2001, and 2000, respectively.

        During fiscal 2003, the Company determined that it did not comply with all of the requirements of the Factoring Agreements. On August 26, 2002, the Company entered into a forbearance agreement (Forbearance Agreement) with the Factoring Banks to restructure approximately $107.0 million in accounts receivable financing arrangements. Under the Forbearance Agreement, the Factoring Banks agreed to forbear, until July 2006, from exercising their rights and remedies against the Company with respect to then-existing defaults under Factoring Agreements with the Company. In exchange, the Company paid the Factoring Banks (or authorized the application of payments of) an aggregate of approximately $10.0 million against past due obligations and agreed to (i) repay approximately $31.0 million as related receivables were collected, (ii) deliver promissory notes and make monthly interest payments (other than during certain moratorium periods) at 6% per annum on account of approximately $66 million in past due or uncollectible obligations, with payments to begin in August 2003 (amortized over three years) or as collected, (iii) increase the principal balances of the notes for accounts later determined to be uncollectible, (iv) pay a $1.0 million forbearance fee (with such fee to be waived under certain circumstances), and (v) deliver guarantees of certain of Peregrine's and Remedy's subsidiaries. Payment obligations under the agreement are secured by a first priority security interest on covered accounts and a lien on other Company assets, subordinated to liens under the Foothill facility, debtor-in-possession financing, and certain other future indebtedness. In addition, the Company is required to repay the obligations with a portion of any proceeds from certain sales of assets and future financing transactions.

        On December 30, 2002, the Bankruptcy Court approved interim payments to the Factoring Banks of approximately $43.6 million. As consideration for the interim payments, the Factoring Banks agreed to conditionally waive a portion of the $1 million forbearance fee provided for in the Forbearance Agreement and any and all default interest that might have been payable under the agreement. Under the terms of the Bankruptcy Court's order, the Company, Remedy and all other parties in interest preserved all of their rights and remedies with respect to the avoidance or set aside of the Forbearance Agreement. All matters related to this payment were settled as part of the approved Reorganization Plan in August 2003 (see Note 2).

13.   Long-Term Debt

        Long-term debt consists of the following (in thousands):

	March 31,
	2003	2002	2001
Note payable to lessor. Unsecured; interest at 8%. Remaining obligation at March 31, 2003 included in general unsecured bankruptcy claims (Note 9)	$—	$61	$97
Note payable to IBM. Unsecured—interest at 5.6%. Monthly principal and interest payments scheduled through March 2004. Remaining obligation terminated in December 2002 as part of IBM settlement agreement (Note 24)	—	2,400	—
Note payable to third party. Unsecured; interest at 5.6%. Monthly principal and interest payments scheduled through January 2005. Remaining obligation at March 31, 2003 included in general unsecured bankruptcy claims (Note 9)	—	464	—
Capital leases. Remaining obligations at March 31, 2003 included in general unsecured bankruptcy claims (Note 9)	—	4,732	—

	—	7,657	97
Less current portion	—	(2,801)	(36)

	$—	$4,856	$61

        The Company borrowed an additional $1.6 million on the IBM note in fiscal year 2003. Peregrine paid $5 million in principal in fiscal year 2003 on these debt issues (see Note 24).

        In June 2002, the Company entered into a loan and security agreement with Foothill Capital Corporation (Foothill Loan), acting as arranger and administrative agent, and Ableco Finance LLC (an affiliate of Cerberus Capital Management), as lender. The arrangement included a term loan and a revolving loan facility. The term loan was payable interest only on a monthly basis, with the entire principal balance, together with all accrued but unpaid interest, due and payable on or before December 31, 2003. The loan also provided for mandatory repayments from the proceeds of asset dispositions, other than proceeds from the sale of the Company's Harbinger subsidiary to Golden Gate Capital LLC. The Company's payment obligations were secured by a lien on substantially all of the assets of Peregrine and its subsidiaries that were parties to the agreements. The term loan facility allowed Peregrine to borrow up to $56 million. Peregrine borrowed the full amount available under the facility and received proceeds of approximately $49 million after fees and expenses. Borrowings under the facility were repaid in September 2002, in connection with the sale of the Remedy business to BMC, as described below. The revolving loan facility was never activated.

        In connection with the Remedy sale, BMC provided an interim debtor-in-possession (DIP) financing facility to the Company for up to $110 million in borrowings. Of the $110 million, $10 million was reserved for any break-up fee due to BMC if the sale of Remedy was not consummated, and the Company was only permitted to draw down $60 million of the balance of available borrowings until a sales bidding procedures order was entered by the Bankruptcy Court. To secure the Company's payment obligation under the facility, BMC was granted first priority security interests and liens in substantially all of the Company's assets, subject to certain permitted liens including the Factoring

Banks' liens in certain purchased accounts and, to a limited extent, the liens for the Foothill loan. BMC also provided emergency initial funding to the Company of $3.5 million on September 20, 2002. The Bankruptcy Court approved the DIP facility and the sale of Remedy to BMC. The Company drew down approximately $54 million under the DIP facility with BMC, of which approximately $36.9 million was used to satisfy in full the outstanding balance of the Foothill loan and $3.5 million was credited against the amount due under BMC's emergency pre-petition loan to the Company. The Company's obligations to BMC under the DIP facility were fully satisfied as an offset against the purchase price for Remedy when the Remedy sale closed on November 20, 2002.

14.   Convertible Subordinated Notes

        In November and December of 2000, Peregrine issued $270 million principal amount of 5.5% convertible subordinated notes (Convertible Notes) due November 2007 to qualified institutional buyers and non-U.S. persons in a private placement. Peregrine received net proceeds of $261.2 million. Annual interest on the Convertible Notes was approximately $14.9 million, payable semi-annually on May 15th and November 15th. The Convertible Notes were scheduled to mature on November 15, 2007, and were convertible into 10.8 million shares of Peregrine common stock at the option of the holder at any time at a price of $25.00 per share. The Company had the option to redeem the Convertible Notes on or after November 18, 2003 at a premium of 103.143% of principal value, plus accrued and unpaid interest, which declined annually to par value at the maturity date, if the closing price of Peregrine's common stock had exceeded 140% of the conversion price for a specified period of time before the redemption notice. In addition, holders could have required the Company to repurchase the Convertible Notes upon a change in control. The Convertible Notes were subordinate to substantially all of the Company's existing and future outstanding debt. The Company was not restricted under the indenture from incurring additional debt. Under the Reorganization Plan, the Company's obligations on the Convertible Notes were extinguished through the transfer to the holder of new 6.5% senior notes due 2007, cash and shares of the Company's new common stock (See Note 2).

        Costs incurred to issue the debt, including commissions, were capitalized as debt issuance costs and were being amortized to interest expense over the term of the related debt using the effective interest method. As a result of the Company's Chapter 11 filing in September 2002, the unamortized balance of $5.4 million was charged to the reorganization items in the consolidated statement of operations (see Note 16).

        Since filing for bankruptcy protection in September 2002, the Company has not paid its scheduled interest payments. The Company has continued to accrue interest on the Convertible Notes not to exceed the allowed claim amount in bankruptcy proceedings. The principal balance of $270 million, plus the unpaid accrued interest of $13.0 million, is included in liabilities subject to compromise at March 31, 2003 (see Note 9).

15.   Restructuring, Impairments, Amortization and Other

        Restructuring, impairments, amortization and other expense consists of the following (in thousands):

	Year Ended March 31,
	2003	2002	2001	2000
Amortization of goodwill and identifiable intangible assets	$—	$75,783	$62,847	$31,442
Impairment of goodwill, identifiable intangible assets and investments	928	414,595	44,686	52,401
Gain on sale of non-core product lines	(15,318)	—	—	—
Loss from abandoned fixed assets	34,692	—	—	—
Loss from abandoned leases	33,295	—	—	—
Employee severance	19,813	—	—	—
Stockholder litigation settlement	18,821	—	—	—
In-process research and development	—	—	6,000	25,000

	$92,231	$490,378	$113,533	$108,843

        The $18.8 million of stockholder litigation expenses consists of $3.2 million in cash to be paid to a litigation trust fund for securities claimants; $12.2 million estimated fair value of shares of new common stock to be issued to the securities claimants; and $3.4 million estimated fair value of shares of new common stock to be issued to specified subordinated claimants, including former and current employees, officers and directors, to satisfy their indemnification claims (see Notes 2 and 24).

        Employee severance charges include amounts paid to approximately 1,425 former employees who were laid off in 2003 in connection with the Company's downsizing. Employees in the United States generally received one week's severance upon termination and employees outside the U.S., primarily in Europe, received benefits determined by local law and custom. Amounts were expensed when the employees were notified of their termination as management had not approved a detailed restructuring plan that would require the accrual of employee severance payments prior to employee termination notification. All employees receiving payments included in the employee severance charge were terminated by March 31, 2003.

        At March 31, 2003, the remaining restructuring accrual was $5.9 million, which relates primarily to foreign lease settlements and is expected to be paid in fiscal 2004. During fiscal 2003, $22.8 million of lease abandonment costs included in the restructuring charge were reclassified to liabilities subject to compromise upon the Company filing for Chapter 11 and are included in general unsecured claims (Note 9).

16.   Reorganization Items

        Reorganization items, net, consists of the following for the year ended March 31, 2003 (in thousands):

Loss from abandoned leases	$4,303
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	(21,405)
Write off of debt issuance costs	5,435
Professional fees	12,125

$458

        As described in Notes 1, 2 and 3, on September 22, 2002, Peregrine Systems, Inc. and its wholly-owned Peregrine Remedy, Inc subsidiary filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code. As a result of the Company's bankruptcy filing, the Company's financial accounting has been subject to the provisions of SOP 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items.

        In fiscal 2003, the Company recorded a net reorganization charge of $0.5 million. Net reorganization items include a $4.3 million provision for lease settlements of abandoned rental space, charges of $12.1 million for professional fees directly related to the Chapter 11 filing and a $5.4 write-off of debt issuance costs. These charges were reduced by a $21.4 million gain resulting from the reversal of a fiscal 2002 exit cost provision related to an abandoned facility that will be settled in a more favorable fashion, as the accrued cost was reduced to the allowed claim amount upon the Chapter 11 filing.

17.   Income Taxes

        The geographic distribution of loss before income taxes from continuing operations is as follows (in thousands):

	Year Ended March 31,
	2003	2002	2001	2000
Domestic	$(159,913)	$(689,911)	$(302,723)	$(184,122)
Foreign	(58,700)	(72,881)	(66,444)	(23,236)

Total	$(218,613)	$(762,792)	$(369,167)	$(207,358)

        Income tax expense from continuing operations consists of the following (in thousands):

	Year Ended March 31,
	2003	2002	2001	2000
Current
Federal	$—	$—	$—	$—
State	10	636	—	—
Foreign	8,597	3,634	5,613	4,262

Total current	8,607	4,270	5,613	4,262

Deferred
Federal	—	—	—	4,191
State	—	—	—	1,429
Foreign	(515)	—	—	178

Total deferred	(515)	—	—	5,798

Total income tax expense	$8,092	$4,270	$5,613	$10,060

        The items accounting for the difference between income taxes computed at the federal statutory rate on continuing operations and the provision for income taxes on continuing operations consists of the following (in thousands):

	Year Ended March 31,
	2003	2002	2001	2000
Federal tax benefit at statutory rate of 34%	$(74,328)	$(259,349)	$(125,517)	$(70,500)
State tax benefit, net of federal effect	(5,533)	(8,864)	(7,927)	(5,268)
Effect of foreign earnings taxed at different rates	28,040	28,413	28,204	12,023
Tax credits	(2,442)	(3,644)	(1,749)	(138)
Non-deductible acquired R&D and impairments and amortization of intangible assets	—	162,488	25,984	17,142
Stock-based compensation	14,235	12,138	17,529	6,885
Non-deductible professional fees related to bankruptcy	5,612	—	—	—
Other	4,466	190	2,867	1,314
Change in valuation allowance	38,042	72,898	66,222	48,602

Total income tax expense	$8,092	$4,270	$5,613	$10,060

        The amounts stated in the table above for the years ended March 31, 2003, 2002, 2001 and 2000 are based on income before taxes, which includes expenses related to the acquisition of in-process research and development and amortization of purchased intangibles.

        U.S. income taxes and foreign withholding taxes on certain undistributed earnings for certain non-U.S. subsidiaries were not provided for as it is the Company's intention to reinvest these earnings indefinitely in operations outside of the U.S. The amount of the future potential deferred tax liability is dependent upon the effect of the ownership change that occurred on August 7, 2003, as a result of the bankruptcy settlement. The Company has not determined such effect.

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax (liability) assets are as follows (in thousands):

	March 31,
	2003	2002	2001
Deferred tax assets:
Net operating loss carry-forwards	$130,219	$122,349	$22,086
Intangible assets	40,423	58,535	8,252
Deferred revenue	18,332	26,519	27,406
Other-than-temporary loss on investments	36,606	39,723	36,765
Discontinued operations and restructuring accruals	19,003	18,865	—
Capital loss carry-forwards	123,143	175,349	—
Research and development credits	27,817	25,374	—
Other	11,736	11,516	24,266

Total gross deferred tax assets	407,279	478,230	118,775
Valuation allowance	(406,764)	(478,230)	(118,775)

Net deferred tax assets	$515	$—	$—

        At March 31, 2003, the Company had total net operating loss carry-forwards of approximately $564 million for domestic federal income tax reporting purposes, which begin to expire in 2011. Approximately $227.2 million of the net operating loss carry-forwards (excluded from the table above) relate to deductions for stock options which will result in an increase in additional paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized. The Company has research credit carry-forwards of approximately $28 million, which begin to expire in 2004. The Company also has capital loss carry-forwards of approximately $307 million, which begin to expire in 2007.

        In certain circumstances, as specified in the Internal Revenue Code, an ownership change of fifty percentage points or more by certain combinations of the Company's stockholders during any three year period could result in an annual limitation of the Company's ability to utilize portions of the domestic net operating loss, capital loss, and tax credit carry-forwards (tax attributes). The Company has determined that it has had four ownership changes, the earliest on July 9, 1989 and the most recent on August 27, 2001, none of which created a significant limitation on its tax attributes. The Company has obtained a Pre-filing Agreement with the Internal Revenue Service (IRS) under which the IRS has accepted as accurate the four ownership changes through March 31, 2003. However, upon emergence from bankruptcy proceedings on August 7, 2003, the Company had another ownership change. The Company is in the process of determining its annual limitation on its tax attributes, which it expects to be significant. Once the annual limitation is determined, it is likely that certain deferred tax assets, including net operating loss and capital loss carryovers, may be reduced or even removed entirely from the Company's balance sheet as a result of re-determining their future benefit to the Company. In addition, upon emergence from bankruptcy proceedings, the Company's net operating losses were reduced by the amount of cancellation of indebtedness income.

        Valuation allowances in the amount set forth in the table above have been recorded based on management's determination that it is more likely than not that the deferred tax assets will not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, if any, the valuation allowance will be reduced.

        The Company filed its U.S. tax returns in a timely manner for the years ended March 31, 2003 and 2002 based upon the best available information it possessed as of the respective due dates for such tax returns. The Company sought a memorandum of understanding with the IRS pertinent to its March 31, 2002 tax return in an attempt to obtain an advance waiver from the IRS of any penalties related to such return resulting from inaccurate or incomplete information caused by the use of non-restated financial information to prepare the original tax return. The IRS declined to enter into the memorandum of understanding, but did acknowledge the Company's good faith effort and indicated it would take the Company's financial difficulties under consideration if and when the tax return was selected for audit. For the fiscal year ended March 31, 2003, the Company again filed its tax return based on the best information available at the time of the return due date. Given the Company's good faith efforts to file timely tax returns and the IRS's response, no penalties have been accrued for financial statement purposes pertinent to inaccuracies or incompleteness caused by utilization of the best available financial information to prepare the original tax returns. The Company plans to amend the tax returns for March 31, 2002 and adjust the original 2003 tax return net operating loss through disclosure on its 2004 tax return based upon the restated financial information.

        Due to the size of the Company and the nature of its business, it is subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, including challenges to various positions the Company asserts. The Company accrues for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid, which it updates over time as more information becomes available. A significant portion of the Company's tax payable balance comprises tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations. While the Company believes it has adequately accrued reserves for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its reserves.

18.   Commitments

        The Company leases certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require the Company to pay all executory costs, such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases totaled approximately $25.4 million, $43.1 million, $17.4 million, and $9.6 million in fiscal years 2003, 2002, 2001, and 2000, respectively.

        Future minimum lease payments under non-cancelable operating leases (net of sublease payments) exclusive of leases subsequently rejected under the Reorganization Plan, at March 31, 2003 are as follows (in thousands):

Year Ended March 31,
2004	$6,385
2005	4,539
2006	4,124
2007	4,035
2008	4,019
Thereafter	20,216

Total minimum lease payments	$43,318

        In June 1999, the Company entered into a series of leases covering up to approximately 540,000 square feet of office space in five buildings in San Diego, California. To the extent Peregrine did not require all of the space under these leases, it had the right to sublet excess space. During 2003 the Company notified its landlord of its intention to terminate the leases or move into a portion of the completed new facilities and sublease a portion to unaffiliated companies. During fiscal 2003, the Company rejected three of the five leases on these facilities, covering approximately 300,000 square feet, in connection with the bankruptcy proceeding. During 2004, the Company also rejected one of the other remaining leases, covering approximately 110,000 square feet, and renegotiated the remaining lease to reflect a reduced amount of leased space. The future minimum lease payments in the schedule above reflect adjustments, modifications or rejections of leases implemented through the bankruptcy proceedings described in Note 2.

19.   Stockholders' Equity (Deficit) and Guaranteed Value Common Stock

Recapitalization—Subsequent Event

        As described in Note 2, pursuant to the Company's Reorganization Plan Peregrine was recapitalized as of August 7, 2003. In accordance with the Reorganization Plan, 15 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of Peregrine's old common shares received 4,016,250 shares of new common stock, or one new share for every 48.7548 shares of old common stock. Historical shares and per share amounts have not been restated to reflect this recapitalization.

Preferred Stock

        Peregrine had authorized 5,000,000, at $0.001 par value, undesignated preferred shares, none of which was issued or outstanding at March 31, 2003, 2002, or 2001. At March 31, 2003, the Company's Board of Directors had the authority to issue the preferred stock in one or more series, and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by the Company's shareholders.

Guaranteed Value Common Stock

        In March 2002, the Company entered into an arrangement with a vendor, Motive Communications, Inc. (Motive) whereby the Company issued one million common shares to partially settle a $27 million liability with Motive. Under the arrangement, Motive would sell the shares to third parties by September 30, 2002 and notify the Company of the sales proceeds that would correspondingly reduce the Company's debt to Motive. The shares issued to Motive but unsold by Motive at March 31, 2002 have been reflected as guaranteed value-common stock at March 31, 2002 in the accompanying balance sheet as the Company remained at risk for changes in the stock market value. Proceeds received by Motive upon sale of the shares to third parties by September 30, 2002, or if the shares were not sold by that date, the market value of the shares as of September 30, 2002 were to be recorded in stockholders' deficit with a corresponding reduction of the Company's debt payable to Motive. As none of the shares were sold by September 30, 2002, the market value of the shares, or $56,000, was recorded in stockholders' deficit. On January 19, 2003, the Company entered into a settlement agreement with Motive, subject to Bankruptcy Court approval and Motive's approval of the Company's Reorganization Plan. The settlement agreement provided for a mutual release of claims in exchange for the Company's payment of $4 million in cash upon confirmation of the plan, the payment of an additional $5 million, without interest, in four equal annual installments, the return to Motive of approximately 1.7 million shares of Motive stock held by Peregrine and the return to Peregrine of 1 million shares of Peregrine common stock held by Motive. The Company's Reorganization Plan provides for the treatment described in the settlement agreement.

Subscriptions Receivable

        At March 31, 2003, 2002, and 2001, the Company had approximately 238,000, 1,764,000, and 759,000 shares, respectively, of common stock outstanding with employees and strategic partners for which it accepted notes as consideration. The notes receivable outstanding have been recorded as a reduction of stockholders' equity (deficit). The employee arrangements include principal balances of $0.07 million, $1.2 million, and $3.4 million at March 31, 2003, 2002, and 2001, respectively. Accordingly, for compensation expense purposes, the arrangements are accounted for as variable awards and compensation expense (reductions) is recorded based on changes in the Company's stock price. The Company recognized ($1.2 million), ($4.1 million), $12.5 million, and $0 of compensation expense in fiscal years 2003, 2002, 2001, and 2000, respectively.

        At March 31, 2002, subscriptions receivable also included a note receivable from a customer for $12.1 million. This receivable was settled in fiscal 2003, with the Company receiving $8.3 million in cash from the customer and terminating a sales agreement under which the Company had deferred revenue of $3.8 million.

Treasury Stock

        As of March 31, 2003, 2002 and 2001, a total of 497,000, 497,000, and 414,000 shares of treasury stock were held by the Company.

Stock Options

        At March 31, 2003 the Company could grant up to 59.2 million, 0.6 million, and 7.0 million options under the 1994 Peregrine Systems Stock Option Plan, the 1997 Peregrine Systems Director Option Plan and the 1999 Peregrine Systems Nonqualified Stock Option Plan, respectively. In addition, the Company assumed various plans through acquisitions, all of which plans are no longer available for option grants. All options granted pursuant to the plans have an exercise price determined by the Company's Board of Directors on a per-grant basis. In cases where the option exercise price was less than fair value of the underlying shares at the date of grant, the Company recorded the intrinsic value of the award as deferred compensation and recognized a compensation charge over the vesting period of the award on a straight-line basis. Option grants generally have a term of seven to ten years and vest over four years.

        The following table summarizes the Company's outstanding stock options at March 31, 2003, 2002, 2001, 2000 and 1999 as well as changes during the periods then ended (number of shares in thousands):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, April 1, 1999	3,566	19,481	$0.08 - 13.75	$5.52
Additional shares reserved	6,201	—
Grants	(5,835)	5,835	4.25 - 40.00	19.17
Assumed	—	190	4.25 - 79.20	15.91
Exercises	—	(4,791)	0.08 - 13.75	4.22
Cancellations	828	(828)	0.59 - 32.94	8.39

Balances, March 31, 2000	4,760	19,887	0.08 - 79.20	9.80
Additional shares reserved	8,950	—
Grants	(6,792)	6,792	15.63 - 36.50	18.30
Assumed	—	6,815	0.64 - 63.06	16.12
Exercises	—	(6,250)	0.34 - 26.75	6.43
Cancellations	3,012	(3,012)	2.25 - 79.20	15.77

Balances, March 31, 2001	9,930	24,232	0.08 - 79.20	14.11
Additional shares reserved	8,121	—
Grants	(14,020)	14,020	5.00 - 29.10	12.36
Assumed	—	12,698	0.26 - 43.21	17.62
Exercises	—	(3,562)	0.34 - 26.28	8.68
Cancellations	5,301	(5,301)	0.66 - 79.20	18.17

Balances, March 31, 2002	9,332	42,087	0.08 - 79.20	14.54
Additional shares reserved	7,878	—
Grants	(7,461)	7,461	0.23 - 7.85	0.51
Assumed	—	—
Exercises	—	(58)	0.34 - 8.57	1.12
Cancellations	29,420	(29,420)	0.23 - 79.20	12.74

Balances, March 31, 2003	39,169	20,070	0.08 - 79.20	11.99

        On June 13, 2003, options to purchase approximately 13,021,000 shares were cancelled in connection with the Reorganization Plan (see Note 2).

        Under the Reorganization Plan, all options issued prior to July 8, 2002 were cancelled and all options granted on or after July 8, 2002 were converted into options to purchase new common shares under the 2003 Equity Incentive Plan (the 2003 Plan). The Company has reserved 2,650,000 new common shares for issuance under the 2003 Plan and all other stock option plans have been cancelled.

        Information about stock options outstanding at March 31, 2003 follows (number of shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (In Years)
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.08 to $2.36	4,345	9.18	$0.42	348	$0.92
$2.53 to $9.27	4,266	7.56	6.92	4,188	6.90
$9.29 to $13.75	4,347	6.95	12.36	4,304	12.36
$14.00 to $19.16	4,225	7.34	16.98	4,200	16.97
$19.19 to $79.20	2,887	7.06	29.07	2,837	29.16

$0.08 to $79.20	20,070	7.66	11.99	15,877	14.89

        At March 31, 2003, 2002, 2001, and 2000, exercisable options outstanding totaled 15,877,000, 19,467,000, 8,474,000, and 3,241,000, respectively, with weighted average exercise prices of $14.89, $14.60, $17.48, and $5.29, respectively.

        The fair value of each option during each year is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	For the year Ended March 31,
	2003	2002	2001	2000
Estimated fair value	$0.45	$11.59	$14.75	$12.91
Risk-free interest rate	3.44%	3.63%	4.78%	6.22%
Expected life (in years)	3.08	3.10	3.32	4.26
Expected volatility	136%	103%	90%	77%
Dividend yield	0%	0%	0%	0%

        The fair value of the purchase grants for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	For the year Ended March 31,
	2003	2002	2001	2000
Estimated fair value	$5.89	$9.30	$10.23	$5.59
Risk-free interest rate	1.92%	3.11%	6.22%	4.98%
Expected life (in years)	0.08	0.50	0.37	0.25
Expected volatility	98%	114%	122%	83%
Dividend yield	0%	0%	0%	0%

Restricted Stock

        In connection with its acquisition of Extricity in April 2001, the Company issued approximately 390,000 shares of nontransferable Common Stock under restricted stock agreements as replacement shares for similar shares of Extricity held by employees. Through March 31, 2003, the Company has repurchased approximately 55,000 of such shares.

        During fiscal 2003, the Company granted 1.7 million shares of nontransferable Common Stock under restricted stock agreements to certain employees. These shares were valued at a fair market value of $0.41 per share. Compensation expense of $0.1 million was recognized in fiscal 2003. The remaining compensation expense of $0.6 million will be recognized in fiscal 2004, as all shares became fully vested as a result of the bankruptcy settlement.

1997 Employee Stock Purchase Plan

        In 1997, the Company's Board of Directors adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan (Purchase Plan) covering substantially all employees. The Company reserved 1,000,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan enabled eligible employees to purchase common stock at 85% of the lower of the fair market value of its common stock on the first or last day of each option purchase period, as defined in the plan. During fiscal years 2003, 2002, 2001, and 2000, Peregrine issued 187,000, 309,000, 106,000, and 124,000 shares, respectively, pursuant to the Purchase Plan. The Purchase Plan was suspended in fiscal 2003 once the Company had issued all approved shares.

Director Option Plan

        In 1997, Peregrine's Board of Directors adopted, and its stockholders approved, the 1997 Director Option Plan (Director Plan). Peregrine has reserved 600,000 shares of its Common Stock for issuance under the Director Plan. The Director Plan provides each new eligible outside director an initial option grant to purchase 25,000 shares of the Company's Common Stock upon election to the Board of Directors. In addition, commencing with the 1998 Annual Stockholders meeting, such eligible outside directors are granted an option to purchase 5,000 shares of the Company's Common Stock at each annual meeting. The exercise price per share of all options granted under the Director Plan was equal to the fair market value of the Company's Common Stock on the date of grant. Options could be granted for periods up to ten years and generally vested over four years. The Company granted options on 80,000, 70,000, and 50,000 shares of its Common Stock under the Director Plan in fiscal 2002, 2001, and 2000 respectively. No options were granted under the Director's Plan in fiscal 2003. The Directors Plan and all options granted under the plan were cancelled as a result of the Reorganization Plan.

20.   Employee Benefit Plan

        Peregrine has a 401(k) Plan (the Plan) covering substantially all U.S. employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to contribute as much as 20% of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company may also contribute to the Plan by matching 25% of employee contributions. Peregrine contributed $0.9 million, $4.0 million, $1.5 million, and $0.9 million to the Plan during fiscal 2003, 2002, 2001, and 2000, respectively. The Company discontinued its matching employee contributions program in June 2002.

21.   Segment and Geographic Information

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method used in determining what information to report is based on management organization of the operating segments within the Company for making operational decisions and assessments of financial performance.

        Peregrine operated in two business segments: the asset and service management software business and the SCE business. In February 2002, the Company adopted a plan to discontinue its SCE business, which was completed through a sale in June 2002; therefore, the SCE business is reported as a discontinued operation (see Note 5). With the sale of the SCE business, the Company's continuing business operates exclusively in the infrastructure management industry segment. As such the remaining assets, liabilities, revenues, and costs are managed and evaluated as a single operating segment.

        A summary of Peregrine's continuing operations by geographic area is as follows (in thousands):

	Americas	Europe, Middle East and Africa	Asia Pacific	Consolidated
Year ended March 31, 2003 revenues	$146,461	$77,765	$5,814	$230,040
Long-lived assets at March 31, 2003	18,090	3,154	577	21,821
Year ended March 31, 2002 revenues	189,132	82,816	10,383	282,331
Long-lived assets at March 31, 2002	68,473	9,436	1,322	79,231
Year ended March 31, 2001 revenues	152,555	55,185	5,613	213,353
Long-lived assets at March 31, 2001	362,134	9,746	1,574	373,454
Year end March 31, 2000 revenues	81,438	46,996	3,198	131,632

22.   Quarterly Financial Data (Unaudited)

        A summary of Peregrine's quarterly results for the years ended March 31, 2003 and 2002 is as follows (in thousands, except per share data):

	Year ended March 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues:
Licenses	$13,001	$20,985	$23,209	$31,372	$88,567
Maintenance	22,762	26,528	25,742	24,769	99,801
Consulting and training	13,720	12,524	10,084	5,344	41,672

Total revenues	49,483	60,037	59,035	61,485	230,040

Costs and Expenses:
Cost of licenses	2,734	1,366	922	1,251	6,273
Cost of maintenance	6,425	6,088	8,763	5,188	26,464
Cost of consulting and training	11,641	9,961	11,011	5,787	38,400
Sales and marketing	41,444	22,145	26,934	17,368	107,891
Research and development	17,163	12,387	14,777	8,083	52,410
General and administrative	22,251	19,895	27,485	19,152	88,783
Restructuring, impairments, amortization and other	8,540	61,379	2,271	20,041	92,231

Total operating costs and expenses	110,198	133,221	92,163	76,870	412,452

Loss from continuing operations before reorganization, interest and income taxes	(60,715)	(73,184)	(33,128)	(15,385)	(182,412)
Reorganization items, net	—	14,227	(9,367)	(5,318)	(458)
Interest expense, net	(13,225)	(10,145)	(6,594)	(5,779)	(35,743)

Loss from continuing operations before income taxes	(73,940)	(69,102)	(49,089)	(26,482)	(218,613)
Income tax expense on continuing operations	(2,744)	(2,563)	(1,815)	(970)	(8,092)

Loss from continuing operations	(76,684)	(71,665)	(50,904)	(27,452)	(226,705)
Income (loss) from discontinued operations, net of income taxes	(2,868)	1,581	257,962	889	257,564

Net income (loss)	$(79,552)	$(70,084)	$207,058	$(26,563)	$30,859

Net income (loss) per share, basic and diluted:
Loss per share from continuing operations	$(0.39)	$(0.37)	$(0.26)	$(0.14)	$(1.16)
Income (loss) per share from discontinued operations	(0.01)	0.01	1.32	0.00	1.32

Net income (loss) per share	$(0.40)	$(0.36)	$1.06	$(0.14)	$0.16

	Year ended March 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(as restated)	(as restated)	(as restated)
Revenues	$64,194	$67,061	$66,020	$85,056	$282,331
Gross margin	36,055	43,087	38,469	46,011	163,622
Loss from continuing operations before reorganization, interest, and income taxes	(81,356)	(72,996)	(92,536)	(497,082)	(743,970)
Loss from continuing operations	(77,868)	(78,435)	(100,540)	(510,219)	(767,062)
Net loss per share, basic and diluted:
Loss per share from continuing operations	$(0.48)	$(0.46)	$(0.53)	$(2.68)	$(4.29)
Loss per share from discontinued operations	(0.20)	(2.02)	(0.16)	(4.48)	(7.07)

Net loss per share	$(0.68)	$(2.48)	$(0.69)	$(7.16)	$(11.36)

Restatement of Quarterly Financial Data—First Three Quarters of Fiscal 2002

        On May 6, 2002, Peregrine announced that its Audit Committee had initiated an investigation into potential accounting irregularities. Peregrine also announced certain changes to executive management, including the resignation of the Company's chief executive officer and chief financial officer. The investigation initially focused on certain transactions involving revenue recognition irregularities and expanded to a broader review of the Company's previously issued consolidated financial statements. As a result of the Company's review, Peregrine's quarterly financial data for the first three quarters of fiscal 2002 are presented on a restated basis.

        The accounting restatement adjustments related primarily to revenue recognition, accounting for business combinations, long-lived asset impairments and accounting for stock options and the related income tax effects. Generally, these adjustments corrected previously reported overstated revenue and understated total liabilities and operating expenses of the Company.

Revenue Recognition

        Revenues for the fiscal quarters ended June 30, September 30, and December 31, 2001 were overstated by $66.7 million, $48.1 million and $16.7 million, respectively. There were several categories of revenue recognition irregularities:

        Payment Conditions and Contingencies—In addition to selling directly to end-users, Peregrine sells products and services through third-party resellers. During the first three quarters of fiscal 2002, Peregrine recognized revenue when it "sold in" to a third-party reseller, regardless of whether the reseller had a firm commitment from an end-user to purchase the software. In many cases, revenue was recognized despite the fact that the purchase commitments with resellers were not fixed, but rather subject to conditions and contingencies. As a result, revenue has been restated to reflect revenue only upon completion of the ultimate sale to an end-user customer.

        Reciprocal Transactions—Peregrine engaged in a number of reciprocal transactions related to acquisitions, investments, and sales to customers. In certain instances, Peregrine purchased product lines from or made investments in customers who agreed to license Peregrine products. In such instances, Peregrine generally recognized revenue for the product licensed and capitalized the acquired product received from or investment made in the licensee. In other instances, Peregrine engaged in non-monetary exchanges, trading Peregrine software or services for a customer's product. In these instances, Peregrine recorded the product or services received as either inventory or prepaid expenses and recognized license revenue for the Peregrine product licensed. Accounting for these transactions has been restated as appropriate, to reduce the original cost of the acquisition or investment or to reflect the exchange at historical cost when either (i) the value of the exchange could not be objectively measured or (ii) the exchange was for product to be sold in the ordinary course of business.

        Timing Issues—Peregrine used long-term installment contracts as a standard business practice during the restatement period. The contract fee was generally recognized as revenue at the time the installment contract was signed. However, based on the Company's review of the collection history of these contracts, along with the Company's history of providing concessions to customers, the Company restated results to reflect revenue upon collection of the extended payment. In addition, Peregrine previously recorded numerous transactions as revenue in a given period, although the sales order was not completed until after the end of the fiscal period. Revenue has been restated to record these transactions in the proper periods.

        Improper Write-offs—Many accounts receivable balances arising from improperly recorded revenue transactions, as described above, were inappropriately charged to bad debt expense, cost of acquisitions, or accrued liabilities. The restated results reflect these transactions as reductions in previously reported revenue.

Business Combinations Accounting

        During the restatement period, Peregrine made several business acquisitions, some of which were not properly recorded. In certain cases, reciprocal licensing transactions were recorded as revenue from customers, instead of reducing acquisition costs. In other instances, the value of stock options issued was not included as a cost of the acquisition. In many transactions, acquisition liability accruals were overstated and operating expenses (such as bad debts or revenue reversals) were improperly offset against the accrual. The consolidated financial statements have been restated for these matters.

Long-lived Assets Impairments

        The Company previously recorded charges to reflect the impairment of goodwill and other intangibles, strategic investments and other long-term assets. The Company has determined that charges originally booked were understated. The restated consolidated financial statements reflect the proper amount of charges to reduce these assets to the appropriate carrying values.

Stock Options Accounting

        Based on Peregrine's past practice, many employee stock options contained exercise prices that were below the common stock market values on the dates the options were granted. Under APB 25, the Company should have recorded compensation costs equal to the aggregate difference between the fair value of the stock and the exercise price of the options granted. The Company also accelerated the vesting periods for certain options that had previously been granted to employees. Under FIN 44, the acceleration of vesting of stock options after June 30, 2000 could cause an accounting charge for the affected options. The consolidated financial statements, as restated, now reflect the appropriate accounting for stock options.

Restatement Tables

        The following tables reconcile the Company's results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements including the effect of restating for discontinued operations (see Note 5). (in thousands, except per share data):

	Quarter Ended June 30, 2001
	As Previously Reported	Adjustments	Discontinued Operations	As Restated
	(In thousands, except per share data)
Revenues	$172,044	$(66,688)	$(41,162)	$64,194
Gross margin	130,753	(70,715)	(23,983)	36,055
Loss before reorganization, interest, and income taxes	(57,616)	(54,837)	31,097	(81,356)
Net loss	(67,426)	(42,191)	31,749	(77,868)
Net loss per share, basic and diluted:
Loss per share from continuing operations	$(0.42)			$(0.48)
Loss per share from discontinued operations	—			(0.20)

Net loss per share	$(0.42)			$(0.68)

	Quarter Ended September 30, 2001
	As Previously Reported	Adjustments	Discontinued Operations	As Restated
	(In thousands, except per share data)
Revenues	$175,006	$(48,123)	$(59,822)	$67,061
Gross margin	123,949	(45,592)	(35,270)	43,087
Loss before reorganization, interest, and income taxes	(516,483)	98,329	345,158	(72,996)
Net loss	(522,231)	98,624	345,172	(78,435)
Net loss per share, basic and diluted:
Loss per share from continuing operations	$(3.06)			$(0.46)
Loss per share from discontinued operations	—			(2.02)

Net loss per share	$(3.06)			$(2.48)

	Quarter Ended December 31, 2001
	As Previously Reported	Adjustments	Discontinued Operations	As Restated
	(In thousands, except per share data)
Revenues	$175,155	$(16,709)	$(92,426)	$66,020
Gross margin	116,167	(18,068)	(59,630)	38,469
Loss before reorganization, interest, and income taxes	(92,051)	(32,329)	31,844	(92,536)
Net loss	(88,300)	(43,463)	31,223	(100,540)
Net loss per share basic and diluted:
Loss per share from continuing operations	$(0.46)			$(0.53)
Loss per share from discontinued operations	—			(0.16)

Net loss per share	$(0.46)			$(0.69)

23.   Subsequent Events

        As further described in Note 2, on July 18, 2003 the Bankruptcy Court approved the Reorganization Plan and it became effective August 7, 2003. As described in Note 1, the effectiveness of the

Reorganization Plan will require the Company adopt fresh-start reporting. In addition, as described in Notes 2 and 24, a settlement with the Securities and Exchange Commission was approved by the U.S District Court, resolving all matters raised in the civil action the Securities and Exchange Commission filed against the Company.

24.   Contingent Liabilities

        The following provides a summary of the current status of the Company's material contingent liabilities and does not, and is not intended to, speak as of March 31, 2003, because the contingent liabilities set forth on the accompanying consolidated financial statements have been prepared in light of the following information.

General Unsecured Claims / Microsoft et al. v. Peregrine, et al.

        The Company began paying claims on the effective date of its Reorganization Plan and continues to do so as claims are settled. Through March 31, 2004, the Company has paid, settled or otherwise disposed of general unsecured claims with an original aggregate face amount of approximately $340 million, and to resolve these claims the Company has paid or agreed to pay over time approximately $39 million in cash and notes, approximately $6.5 million of which is payable over the next four years. As of March 31, 2004, there are general unsecured, priority, administrative claims, and claims subject to a classification dispute asserted in the original aggregate face amount of approximately $22 million remaining to be resolved. This includes claims that are asserted in a minimum amount or an unliquidated amount, so the total liabilities under these claims could be substantially higher. Because the total liability associated with the claims depends upon the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations and potential litigation, the total amount to be paid by the Company is uncertain. The Company believes that its reserve at March 31, 2003 is adequate for payments of the general unsecured claims. However, because many claims are still in dispute, the Company is unable to predict the ultimate payment amount or period.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate, for alleged unauthorized and unlicensed use of their software. Microsoft filed a proof of claim in December 2002 seeking at least $3 million related to our use of Microsoft products in the period prior to the bankruptcy filing, an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after our bankruptcy filing. We agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, we filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. No discovery cut-off or trial date has been set by the Bankruptcy Court. We are currently exchanging information with Microsoft and engaging in settlement discussions. If a consensual resolution is not reached, the Bankruptcy Court could set a trial date for some time in 2004. It is not currently possible to predict an outcome regarding Microsoft's claims. However, any liability in excess of the minimum asserted amount of Microsoft's claim could adversely affect our liquidity and financial condition.

Securities and Exchange Commission Enforcement Actions and Investigation

        In June 2003, a settlement with the Securities and Exchange Commission was approved by the United States District Court for the Southern District of California, resolving all matters raised in the civil action the Securities and Exchange Commission filed against the Company, except the request for civil penalties and disgorgement. The Securities and Exchange Commission separately withdrew the request for monetary damages and disgorgement in July 2003. Under the terms of the settlement, the Company agreed to:

  •
  Be enjoined from violating certain provisions of the federal securities laws;

  •
  Comply on an accelerated basis with the rules regarding management's reporting on internal controls in accordance with the Sarbanes-Oxley Act of 2002 (we have requested an extension of the date by which such compliance would be required as a result of a delay in the promulgation of the implementing rules and regulations);

  •
  Retain an internal auditor to ensure that our financial results are accurately reported (in October 2003 we hired Steve Burt and in December 2003 we retained the services of RSM McGladrey, a global accounting firm, to provide internal audit services. Mr. Burt and RSM McGladrey each performs internal audit functions and each reports directly to our Audit Committee);

  •
  Establish a corporate compliance program and retain a compliance officer to perform an ongoing review of the effectiveness of our governance systems (the Company retained the services of an acting compliance officer, Worth MacMurray, in November 2002 and appointed a permanent compliance officer, John Skousen, effective September 2003 and a compliance program has been implemented);

  •
  Commence a training program for the Company's officers and employees to prevent violations of federal securities laws (the training program has commenced); and

  •
  Make a public statement that discloses the condition of the Company's internal control structure and its procedures for financial reporting on the Plan Effective Date of its Reorganization Plan (the Company has made such a statement—see the Company's Current Report on Form 8-K filed on August 7, 2003).

        Since the Company is not current in its periodic reporting to the Securities and Exchange Commission, it is not in compliance with the requirement of the settlement pertaining to refraining from violating federal securities laws. While the Company remains in discussion with the Securities and Exchange Commission, it can give no assurance that a further enforcement action will not be brought against the Company.

United States Department of Justice Investigations

        The United States Department of Justice commenced an investigation of the Company in May 2002, which remains ongoing concerning events leading up to the restatement of the Company's financial results, and it is possible that charges could be brought against certain former directors or current or former employees. The Company has been advised by the United States Department of Justice that at least one current employee is a subject of the investigation. While the Company is fully cooperating with the investigation, it is possible that charges could be brought against the Company.

        On July 5, 2002, the Company received a letter from the Committee on Energy and Commerce of the U.S. House of Representatives with a subpoena for documents pursuant to Rules X and XI of the U.S. House of Representatives concerning the Company's accounting irregularities. The Company provided the Committee on Energy and Commerce the documents it subpoenaed. The Company is not aware of any other activities by the Committee relating to it.

Stockholder Litigation

        During May and June 2002, a number of purported class action complaints were filed against the Company on behalf of purchasers of its securities during various periods from 1999 to 2002. The complaints alleged that the Company made false and misleading statements in its filings with the

Securities and Exchange Commission, financial statements and other public statements and asserted claims for violations of federal securities laws. The complaints were ultimately consolidated into an action before the United States District Court for the Southern District of California. In January 2003, the District Court entered an order designating a group of individuals identified as the Loran Group as lead plaintiff with respect to claims arising from violations of Sections 10(b) and 20(a) of the Securities Act of 1933 and Heywood Waga as lead plaintiff with respect to claims arising from violations of Section 11 of the Securities Exchange Act of 1934.

        In November 2003, the Bankruptcy Court certified a securities class consisting of persons who acquired the Company's securities from July 22, 1999 through May 3, 2002, led by the Loran Group and Heywood Waga, and an equity class, consisting of persons holding the Company's old common stock as of the Plan Effective Date of the Company's Reorganization Plan. The securities class and the equity class were certified by the Bankruptcy Court solely for purposes of allowing them to enter into a settlement agreement with the Company to resolve the allocation of new common stock among the various interests in Class 9 under the Company's Reorganization Plan, consisting of the securities class, the equity class and certain of the Company's former directors and officers asserting indemnity claims relating to securities lawsuits filed against them. The Bankruptcy Court's order approving the settlement agreement resolved the stockholder claims against the Company. The Company established and funded a litigation trust and accrued $18.8 million of stockholder litigation expenses as of March 31, 2003 in connection with the stockholder litigation (see Notes 2 and 15).

IBM Settlement

        In December 2002, Peregrine and IBM entered into a settlement agreement to resolve certain disputed payment obligations arising between the companies in connection with IBM's status as a primary reseller of Peregrine products and to reduce Peregrine's existing contractual obligations to purchase products and services on an ongoing basis from IBM. Under the settlement agreement, Peregrine offset $5 million due from IBM in satisfaction of approximately $29 million in future payment obligations due to IBM under an outsourcing services agreement and an equipment financing agreement. Peregrine also paid IBM approximately $1.2 million for services to transition hosted servers from IBM's facilities to Peregrine's facilities, in return for which Peregrine was relieved of its obligations to continue to pay IBM approximately $275,000 per month for hosting services.

Other Litigation

        The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company's financial position, results of operation or liquidity.

Schedule II

PEREGRINE SYSTEMS INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended March 31, 2000
Allowances:
Trade receivables	$1,248	$671	$(44)	$304	(C)	$2,179
Notes receivable	190	3,747	(407)	—		3,530
Valuation allowance on deferred tax assets	9,214	48,602	—	33,800	(A)	91,616

	$10,652	$53,020	$(451)	$34,104		$97,325
Year ended March 31, 2001
Allowances:
Trade receivables	$2,179	$1,647	$(58)	$42	(C)	$3,811
Notes receivable	3,530	11,334	(5,185)	—		9,679
Valuation allowance on deferred tax assets	91,616	66,222	—	32,293	(A)	190,131

	$97,325	$79,203	$(5,243)	$32,335		$203,621
Year ended March 31, 2002
Allowances:
Trade receivables	$3,811	$8,446	$(51)	$58	(C)	$12,264
Notes receivable	9,679	11,589	(18,104)	—		3,164
Valuation allowance on deferred tax assets	190,131	359,455	—	17,098	(A)	566,684

	$203,621	$379,490	$(18,155)	$17,156		$582,112
Year ended March 31, 2003
Allowances:
Trade receivables	$12,264	$(7,131)	$(453)	$371	(C)	$5,051
Notes receivable	3,164	94	(3,045)	—		213
Valuation allowance on deferred tax assets	566,684	122,541	—	(193,868)	(B)	495,357

	$582,112	$115,504	$(3,498)	$(193,497)		$500,621

(A)
Amount relates to the tax benefit from stock options charged to paid-in capital.

(B)
Amount represents the reduction in valuation allowance due to the sale of the Harbinger and Remedy subsidiaries.

(C)
Change in currency exchange, international subsidiaries.

S-1

EXHIBIT INDEX

Exhibit		Description
2.1	(h)	Acquisition Agreement, dated September 20, 2002, by and among BMC Software Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.2	(h)	First Amendment to Acquisition Agreement, dated September 24, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.3	(h)	Second Amendment to Acquisition Agreement, dated October 25, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.4	(h)	Third Amendment to Acquisition Agreement, dated as of November 18, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.5	(i)	Disclosure Statement in Support of Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., dated May 29, 2003.
2.6	(j)	Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., as modified, dated July 14, 2003.
2.7	(j)	Order Pursuant to Section 1129 of the Federal Bankruptcy Code Confirming Debtors' Fourth Amended Plan of Reorganization, as modified, dated July 14, 2003 (Docket Nos. 1902, 2163 and 2229).
2.8	(g)	Acquisition Agreement, dated June 12, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc. and PCI International Limited.
2.9	(g)	Amendment No. 1 to Acquisition Agreement, dated June 21, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc., PCI International Limited and PCI International, Inc.
2.10	(a)	Asset Purchase Agreement, dated July 19, 2002, by and among Peregrine Systems, Inc. and MAXIMUS, Inc.
2.11	(a)	Letter amending the Asset Purchase Agreement, dated July 30, 2002, by and among Peregrine Systems, Inc. and MAXIMUS, Inc.
2.12	(a)	Asset Purchase Agreement, dated July 31, 2002, by and among Peregrine Systems, Inc. and TRIRIGA Real Estate & Facilities LLC.
2.13	(a)	Letter amending the Asset Purchase Agreement, dated August 2, 2002, by and among Peregrine Systems, Inc. and TRIRIGA Real Estate & Facilities LLC.
2.14	(a)	Purchase and Sale Agreement, dated September 9, 2002, by and among eXchangeBridge, Inc., Peregrine Systems, Inc. and GLE Acquisitions, LLC.
2.15	(a)	Asset Purchase Agreement, dated November 15, 2002, by and among Peregrine Systems, Inc., October Acquisition Corporation and American Express Travel Related Services Company, Inc.
2.16	(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Peregrine Systems Ltd. and TSB Solutions, Inc.
2.17	(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Telco Research Corporation and Symphony Service Corp.
3.1	(l)	Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on August 7, 2003.
3.2	(l)	Amended and Restated Bylaws, adopted August 7, 2003.
4.1	(l)	Specimen Common Stock Certificate for our par value $0.0001 per share common stock issued in connection with our reorganization under our Fourth Amended Plan of Reorganization.

4.2	(k)	Indenture dated as of August 7, 2003 between Peregrine Systems, Inc. and U.S. Bank National Association, as Trustee.
4.3	(k)	Form of 6 1/2% Senior Notes due 2007.
4.4	(a)
Final Order, signed on November 12, 2003, (a) Certifying Classes for Settlement Purposes Only, (b) Appointing Settlement Class Representatives, (c) Approving and Authorizing Class Representatives to Enter Into and Implement Settlement Agreement, (d) Estimating Value of Class 9 Indemnity Claims of Directors and Officers for Purposes of Implementing Settlement Agreement and Making Plan Distributions, and (e) Approving Adequacy of Notice Procedures for Class Action Settlement.
9.1	(a)	Voting and Distribution Agreement, dated August 5, 2003, by and among Peregrine Systems, Inc. and the Post-Emergence Equity Committee.
10.1	(a)	Form of Standard Indemnification Agreement for directors and officers.
10.2	(a)	1997 Employee Stock Purchase Plan, as amended and restated effective as of November 1, 2000 and form of agreement thereunder.
10.3	(a)*	1997 Director Option Plan, as amended January 18, 2000 and form of agreement thereunder.
10.4	(a)*	1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001 and form of agreement thereunder.
10.5	(a)*	1994 Stock Option Plan, as amended through July 8, 2002 and form of agreement thereunder.
10.6	(a)*	2003 Equity Incentive Plan, a restatement of the 1994 Stock Option Plan, and forms of agreement thereunder.
10.7	(a)	Amended and Restated Office Lease and Settlement Agreement between Peregrine Systems, Inc. and Kilroy Realty, L.P., dated August 28, 2003.
10.8	(a)	First Amendment to Amended and Restated Office Lease and Settlement Agreement, dated December 2003.
10.9	(a)*	Amended Employment Agreement, effective June 1, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.10	(a)*	First Amendment to Amended Employment Agreement, dated December 11, 2003, by and among Peregrine Systems, Inc. and Gary G. Greenfield.
10.11	(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.12	(a)*	Amended Employment Agreement, effective June 24, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.13	(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.14	(a)*	First Amendment to Amended Employment Agreement, dated April 5, 2004, by and among Peregrine Systems, Inc. and Kenneth A. Sexton.
10.15	(a)*	Employment Letter, dated August 14, 2003, between Peregrine Systems, Inc. and John Mutch.
10.16	(a)*	Statement of Terms and Conditions of Employment, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.17	(a)*	Executive Employment Offer Letter, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.

10.18	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Craig Ryall.
10.19	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Mary Lou O'Keefe.
10.20	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Deborah Traub.
10.21	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Nicole Eagan.
10.22	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Frederic Luddy.
10.23	(a)*	Severance Agreement, dated April 21, 2003, between Peregrine Systems, Inc. and Andrew Cahill.
10.24	(a)*†	Separation Agreement, dated December 24, 2003, between Peregrine Systems, Inc. and Andrew Cahill.
10.25	(a)*	Employment Agreement, dated December 9, 2003, between Peregrine Systems, Inc. and David Sugishita.
10.26	(a)*	Employment Letter, dated January 5, 2004, between Peregrine Systems, Inc. and James Zierick.
10.27	(a)	Executive Employment Agreement, dated January 20, 2004, between Peregrine Systems, Inc. and Beth Martinko.
10.28	(a)*	Key Employee Retention Plan.
10.29	(a)*	Key Employee Severance Plan.
10.30	(a)*	Management Incentive Compensation Program.
10.31	(f)	Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.32	(f)	Amendment No. 1 to Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.33	(f)	Post Closing Matters Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.34	(a)
Forbearance Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank, Wells Fargo HSBC Trade Bank, N.A. and Fleet Business Credit, LLC as agent.
10.35	(a)	Intercreditor Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were party thereto.
10.36	(a)	Settlement Agreement by and among Peregrine Systems, Inc., Peregrine Remedy, Inc. and Motive Communications, Inc.
10.37	(a)	Settlement Agreement and Release by and among Peregrine Systems, Inc., International Business Machine Corporation and IBM Credit Corporation.
10.38	(a)	Settlement Agreement and Mutual General Release by and among Peregrine Systems, Inc., Fujitsu Transaction Solutions, Inc. and Fleet Business Credit LLC.
10.39	(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries and Fleet Business Credit, LLC.

10.40	(a)	Promissory Note, dated August 26, 2002, with Fleet Business Credit, LLC.
10.41	(a)
Agreement Regarding Purchaser Bank Arrangements, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank and Wells Fargo HSBC Trade Bank, N.A.
10.42	(a)	Consent and Termination Agreement, dated August 7, 2003, by and among Fleet Business Credit, LLC, Wells Fargo HSBC Trade Bank, N.A., Silicon Valley Bank and Fleet Business Credit, LLC.
10.43	(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Silicon Valley Bank.
10.44	(a)	Promissory Note, dated August 26, 2002, with Silicon Valley Bank Promissory Note.
10.45	(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Wells Fargo HSBC Trade Bank, N.A.
10.46	(a)	Promissory Note dated, August 26, 2002, with Wells Fargo HSBC Trade Bank, N.A.
10.47	(a)	Facility Funding Agreement, dated September 9, 2002, between Peregrine Systems, Inc. and its Peregrine Systems Operations Limited subsidiary.
10.48	(a)
Amended Settlement Agreement, dated as of October 14, 2003, among Peregrine Systems, Inc., the Post-Emergence Equity Committee, and the Loran Group and Heywood Waga as co-lead plaintiffs in the Securities Action.
10.49	(a)	Funding Agreement, dated September 9, 2002, between Peregrine Systems Operations Limited and Peregrine Systems Limited.
10.50	(a)	Debtor in Possession Credit Agreement, dated September 24, 2002, by and among Peregrine Systems, Inc., Peregrine Remedy, Inc., and various subsidiaries thereof, and BMC Software, Inc.
10.51	(b)	Revolving Credit Agreement, dated October 29, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.52	(c)	First Amendment to Revolving Credit Agreement and Limited Waiver, dated December 20, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.53	(c)	Second Amendment to Revolving Credit Agreement and Limited Waiver, dated December 31, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.54	(a)	Third Amendment to Revolving Credit Agreement and Limited Waiver, dated March 25, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.55	(a)	Fourth Amendment to Revolving Credit Agreement and Limited Waiver, dated April 22, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
16.1	(e)	Letter from KPMG LLP regarding Change in Certifying Accountant.
16.2	(d)	Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.
21.1	(a)	Subsidiaries of the Registrant.
31.1	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(a)	Certification of Chief Financial Officer pursuant to Section 303 of the Sarbanes-Oxley Act of 2002.

32.1	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(a)	Securities and Exchange Commission Final Judgment of Permanent Injunction against Defendant Peregrine Systems, Inc.
99.2	(a)	Securities and Exchange Commission Supplemental Consent and Undertaking of Defendant Peregrine Systems, Inc.
99.3	(a)	Amended Litigation Trust Agreement.
99.4	(a)	Order Approving Modified Employment Agreements and Compensation and Incentive Packages for Debtor's Chief Executive Officer and Chief Financial Officer.
99.5	(a)	Securities and Exchange Commission Consent and Undertaking of Defendant Peregrine Systems, Inc.

*
Indicates management contract or compensatory plan, contract or arrangement

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(a)
Filed herewith.

(b)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on From 10-Q on November 13, 2001.

(c)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on Form 10-Q on February 14, 2002.

(d)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on April 8, 2002.

(e)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Amended Current Report on Form 8-K/A on June 5, 2002.

(f)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on June 26, 2002.

(g)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on July 10, 2002.

(h)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on December 5, 2002.

(i)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Application For Qualification of Indenture on Form T-3 on July 7, 2003.

(j)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Current Report on Form 8-K on July 25, 2003.

(k)
Incorporated by reference to that similarly described exhibit filed with Amendment No. 1 to the Registrant's Application for Qualification of Indenture on Form T-3/A on August 4, 2003.

(l)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Amended Registration Statement on Form 8-A/A on August 8, 2003.

QuickLinks

PEREGRINE SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
PEREGRINE SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
PEREGRINE SYSTEMS, INC (Debtor-In-Possession) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (in thousands)
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II
EXHIBIT INDEX