Form 10-Q
period 2003-06-30
PEREGRINE SYSTEMS INC
filed 2004-09-09
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22209

PEREGRINE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3773312 (IRS Employer Identification Number)
3611 VALLEY CENTRE DRIVE, SAN DIEGO, CALIFORNIA 92130 (Address of principal executive offices, including zip codes)
(858) 481-5000 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☒

        The number of shares of the Registrant's common stock outstanding on September 8, 2004 was 15,012,033.

PEREGRINE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$227,302	$234,314
Cash—restricted	32,504	29,942
Accounts receivable, net of allowance for doubtful accounts	36,079	41,719
Assets of discontinued operations	14,000	14,171
Other current assets	6,441	6,849

Total current assets	316,326	326,995
Property and equipment, net	9,584	11,332
Investments and other assets	4,696	10,489

Total assets	$330,606	$348,816

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,199	$5,481
Accrued expenses	68,542	74,441
Liabilities of discontinued operations	13,520	13,378
Current portion of deferred revenue	71,114	72,131

Total current liabilities	161,375	165,431

Non-current Liabilities:
Deferred revenue, net of current portion	15,404	19,665

Total non-current liabilities	15,404	19,665

Total liabilities not subject to compromise	176,779	185,096

Liabilities subject to compromise	425,943	427,719

Commitment and Contingencies — Notes 8 and 10
Stockholders' Deficit
Preferred stock	—	—
Common stock	197	197
Additional paid-in capital	3,874,166	3,874,166
Subscriptions receivable	(64)	(70)
Accumulated deficit	(4,128,426)	(4,119,304)
Unearned portion of deferred compensation	(508)	(551)
Treasury stock, at cost	(10,697)	(10,697)
Accumulated other comprehensive loss	(6,784)	(7,740)

Total stockholders' deficit	(272,116)	(263,999)

Total liabilities and stockholders' deficit	$330,606	$348,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Quarter Ended June 30,
	2003	2002
Revenues:
Licenses	$12,475	$13,001
Maintenance	24,848	22,762
Consulting and training	5,133	13,720

Total revenues	42,456	49,483

Costs and Expenses:
Cost of licenses	619	2,734
Cost of maintenance	4,097	6,425
Cost of consulting and training	4,398	11,641
Sales and marketing	12,153	41,444
Research and development	7,046	17,163
General and administrative	14,114	22,251
Restructuring, impairments and other	(1,239)	8,540

Total operating costs and expenses	41,188	110,198

Income (loss) from continuing operations before reorganization, interest, and income taxes	1,268	(60,715)
Reorganization items, net	(7,327)	—
Interest expense, net	(3,363)	(13,225)

Loss from continuing operations before income taxes	(9,422)	(73,940)
Income tax benefit (expense) on continuing operations	48	(2,744)

Loss from continuing operations	(9,374)	(76,684)
Income (loss) from discontinued operations, net of income taxes	252	(2,868)

Net loss	$(9,122)	$(79,552)

Net loss per share, basic and diluted:
Loss per share from continuing operations	$(0.05)	$(0.39)
Income (loss) per share from discontinued operations	$0.00	$(0.01)

Net loss per share	$(0.05)	$(0.40)

Shares used in computation	195,644	195,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Quarter Ended June 30,
	2003	2002
Cash flow from operating activities:
Loss from continuing operations	$(9,374)	$(76,684)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,946	4,753
Amortization of deferred compensation	43	5,183
Loss on disposal and impairment of fixed assets	217	—
Gain on sale of investments	(1,239)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	7,206	22,134
Other assets	7,831	2,314
Accounts payable	2,630	(12,443)
Accrued expenses	(2,753)	6,216
Deferred revenue	(6,803)	369

Net cash used in operating activities	(296)	(48,158)

Cash flow from investing activities:
Collection of notes receivable	—	239
Purchases of property and equipment	(10)	(600)
Change in restricted cash	(2,562)	(19,185)
Maturities of short-term investments	—	17,606

Net cash used in investing activities	(2,572)	(1,940)

Cash flow from financing activities:
Advances from factored receivables	—	28,338
Repayments of factored receivables	(5,772)	(57,534)
Issuance of long-term debt	—	57,904
Repayment of long-term debt	—	(281)
Collection on subscriptions receivable	6	—
Bank overdraft	—	(12,445)
Issuance of common stock, employee plans	—	1,145

Net cash (used in) provided by financing activities	(5,766)	17,127

Effect of exchange rate changes on cash	1,057	1,027

Net cash flows from discontinued operations	565	8,192

Net decrease in cash and cash equivalents	(7,012)	(23,752)
Cash and cash equivalents, beginning of period	234,314	83,490

Cash and cash equivalents, end of period	$227,302	$59,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Operations

Business

        Peregrine Systems, Inc. (the Company or Peregrine) is a global provider of enterprise software. Peregrine's core business is providing information technology asset and service management software solutions that are designed to enable organizations in the private and public sectors to increase productivity, reduce costs and accelerate a return on investment by managing portfolios of information technology assets and streamlining service management operations.

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

Bankruptcy Proceedings and Restructuring Activities

        On September 22, 2002 (Petition Date), Peregrine and its wholly-owned subsidiary, Peregrine Remedy, Inc. (Remedy), filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The Company's fourth amended plan of reorganization (Reorganization Plan) was confirmed by the Bankruptcy Court on July 18, 2003. Peregrine and Remedy emerged from bankruptcy law protection on August 7, 2003 (Plan Effective Date). For detailed information on the Company's bankruptcy proceedings and restructuring activities, please review the information contained in Note 2 of the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the period ended March 31, 2003, filed with the Securities and Exchange Commission on April 30, 2004 (Fiscal 2003 Form 10-K).

        As a result of its bankruptcy filing under Chapter 11 of the United States Bankruptcy Code, the Company is subject to the provisions of Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) for the reporting periods subsequent to the Petition Date. Pursuant to SOP 90-7, the Company is required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the Petition Date that are subject to compromise from those that are not subject to compromise, as well as liabilities arising post-petition. The liabilities that may be affected by the Reorganization Plan are reported at the estimated amounts that will be allowed under the Reorganization Plan, even if they are ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items.

Fresh-Start Reporting

        As further described in Note 4 to these unaudited condensed consolidated financial statements, the Company intends to adopt the fresh-start reporting provisions of SOP 90-7 during the second quarter of fiscal 2004, the quarter ended September 30, 2003.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

        In the opinion of the Company's management, the unaudited financial information for the interim periods presented reflects all normal recurring adjustments and discontinued operations, that the Company considers necessary to give a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Fiscal 2003 Form 10-K. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

        The preparation of Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of Peregrine and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reorganization Under Chapter 11

        As described in more detail in Note 2 of the Company's consolidated financial statements contained in its Fiscal 2003 Form 10-K, on September 22, 2002, Peregrine and Remedy filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Bankruptcy Court confirmed the Reorganization Plan on July 18, 2003 and it became effective on August 7, 2003. From the Petition Date until August 7, 2003, the Company operated the business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court.

        As a result of its bankruptcy filing under Chapter 11, the Company is subject to the provisions of SOP 90-7 for the reporting periods subsequent to the Petition Date. Pursuant to SOP 90-7, the financial statements have been prepared on a going concern basis that contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company is also required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the Petition Date that are subject to compromise from those that are not subject to compromise, as well as liabilities arising post-petition. The Company may cease to accrue interest on certain liabilities arising prior to the Petition Date, if the Company does not expect to ultimately pay the interest. The liabilities that may be affected by the Reorganization Plan are reported at the estimated allowed amounts under the Reorganization Plan, even if they are ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items. Reorganization items for the quarter ended June 30, 2003 consisted entirely of professional fees directly related to the Company's bankruptcy filing. Interest expense during Chapter 11 proceedings is only accrued to the extent that it will be paid during the proceedings or that it is probable that it will be an allowed priority, secured, or unsecured claim. For the quarter ended June 30, 2003, the Company did not accrue contractual interest of $0.4 million.

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

        The Company also derives revenues from the sale of its software licenses, maintenance and post-contract support services through distributors. Revenues from sales made through distributors are recognized when the distributors have sold the software licenses or services to their customers and the criteria for revenue recognition under SOP 97-2 are met. Revenues from maintenance and post-contract support services sold through distributors are recognized ratably over the contractual period with the end user.

Computation of Net Loss Per Share

        Computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the Company to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity and debt securities. For the quarters ended June 30, 2003 and 2002, the diluted net loss per share excludes the dilutive effect of approximately 3.9 million and 35.7 million, respectively, shares issuable under employee stock options and 10.8 million and 10.8 million shares, respectively, issuable upon conversion of the convertible subordinated notes due November 2007, as inclusion would be anti-dilutive.

Recapitalization—Subsequent Event

        Pursuant to the Company's Reorganization Plan, the Company was recapitalized effective as of August 7, 2003. In accordance with the Reorganization Plan, 15 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of the Company's old common stock received 4,016,250 new shares, or one share of the Company's new common stock for every 48.7548 shares of the Company's old common stock held. Historical shares and per share amounts have not been restated to reflect this recapitalization.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123."

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
Net loss, as reported	$(9,122)	$(79,552)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	43	$8,529
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29)	$(29,476)

Pro forma net loss	$(9,108)	$(100,499)

Net loss per share:
Basic and diluted—as reported	$(0.05)	$(0.40)
Basic and diluted—pro forma	$(0.05)	$(0.52)

Comprehensive Loss

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Foreign currency translation adjustments are the Company's only source of accumulated other comprehensive loss for the periods presented. Comprehensive loss consists of the following (in thousands):

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
Net loss, as reported	$(9,122)	$(79,552)
Foreign currency translation	956	(3,452)

Comprehensive loss	$(8,166)	$(83,004)

Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (Issue 00-21). Issue 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material impact on the Company's results of operations and financial position.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations and financial position.

3.     Discontinued Operations

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

        In September 2002, the Company and Remedy entered into an agreement (Sale Agreement) with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to certain adjustments as provided for in the Sale Agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. An indemnification holdback of $10 million of the sale's proceeds was placed into escrow through November 2003 as specified in the Sale Agreement.

        Results of discontinued operations are presented below (in thousands):

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
Revenues	$252	$72,708
Operating costs and expenses	—	(86,395)
Phase-out loss accrual	—	13,881
Interest and other expenses	—	(1,092)
Income taxes	—	(45)

Income (loss) from operations	252	(943)
Loss on disposal, net of income taxes of $0	—	(1,925)

Net income (loss)	$252	$(2,868)

        All remaining assets and liabilities pertaining to discontinued operations at June 30, 2003 and March 31, 2003 are current in nature. Assets consist of the indemnification holdback of $10 million and trade receivables of $4 million at June 30, 2003. Liabilities are primarily tax-related payables. Revenues for the quarter ended June 30, 2003 relate to the collection of a trade receivable that had extended payment terms.

4.     Fresh-Start Reporting

        The following information provides certain supplemental information concerning reporting periods subsequent to June 30, 2003, the end of the last fiscal period included in the unaudited condensed consolidated financial statements contained in this report.

        The Company intends to adopt the fresh-start reporting provisions of SOP 90-7 during the second quarter of fiscal 2004, the quarter ended September 30, 2003. Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive less than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan and it became effective August 7, 2003. As there were no material unsatisfied conditions existing as of July 18, 2003, the date the Reorganization Plan was confirmed, the Company intends to adopt fresh-start reporting effective at the close of business on such date under the provisions of SOP 90-7, which will result in a new reporting entity for accounting purposes. Fresh-start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value. Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as reorganization value in excess of amounts allocable to identified assets. As described below, the fair value of the new common stock for the reorganized Company was determined to be $270 million, which represents the business enterprise value (BEV) adjusted for debt financing net of cash. The new debt totals $86 million, including secured factor loans, senior notes and non-interest bearing notes issued to satisfy pre-petition debt.

        With the assistance of third party financial advisors, management determined that the Company's BEV was within a range of $245 million and $309 million. For purposes of applying SOP 90-7, the Company has used a BEV of $270 million, representing management's best estimate of the Company's reorganized BEV. The BEV was based primarily on a discounted cash flow analysis using projected financial information. The valuation relied on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

        Once the BEV was determined, it was used to calculate the Company's reorganization value of approximately $500 million, which equals the value of the new common stock of approximately $270 million and the value of total liabilities of approximately $230 million as of July 18, 2003.

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations," as superseded by Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. The unaudited pro forma presentation below is based on the appraiser's findings. Fair value adjustments impact current assets, property and equipment, intangible assets, accrued liabilities and deferred revenue. Identifiable intangible assets consist of developed technology, trademarks and trade names, maintenance contracts and customer lists, and useful lives range from five to six years. Reorganization value in excess of amounts allocable to identified assets will not be amortized, but will be subject to periodic evaluation for impairment. A reconciliation of the estimated adjustments to be recorded in connection with the debt restructuring and the adoption of fresh-start reporting as if fresh start had been applied at June 30, 2003 is presented on an unaudited pro forma basis below (dollars in thousands):

	Predecessor Peregrine at June 30, 2003	Effects of Reorganization Plan (a)	Fresh-Start Valuation (b)	Successor Peregrine Pro Forma at June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$227,302	$(116,125)	$—	$111,177
Cash—restricted	32,504	(29,719)	—	2,785
Accounts receivable, net	36,079	—	3,992	40,071
Assets of discontinued operations	14,000	—	(14,000)	—
Deferred taxes	—	—	6,231	6,231
Other current assets	6,441	—	20,187	26,628

Total current assets	316,326	(145,844)	16,410	186,892
Property and equipment, net	9,584	—	—	9,584
Intangible assets, net	—	—	125,100	125,100
Reorganization value in excess of amounts allocable to identified assets	—	—	189,247	189,247
Investments and other assets	4,696	(1,999)	—	2,697

Total assets	$330,606	$(147,843)	$330,757	$513,520

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,199	$—	$—	$8,199
Accrued expenses	68,542	—	10,308	78,850
Liabilities of discontinued operations	13,520	(371)	(13,149)	—
Current portion of deferred revenue	71,114	—	(22,007)	49,107
Current portion of notes payable	—	29,488	—	29,488

Total current liabilities	161,375	29,117	(24,848)	165,644

Non-current Liabilities:
Deferred revenue, net of current portion	15,404	—	(5,167)	10,237
Notes payable, net of current portion	—	56,678	—	56,678
Deferred taxes	—	—	11,025	11,025

Total non-current liabilities	15,404	56,678	5,858	77,940

Liabilities subject to compromise	425,943	(425,943)	—	—

Total liabilities	602,722	(340,148)	(18,990)	243,584

Stockholders' Equity (Deficit)
Common stock	197	(195)	—	2
Additional paid-in capital	3,874,166	(3,604,168)	—	269,998
Subscriptions receivable	(64)	—	—	(64)
Accumulated deficit	(4,128,426)	3,778,679	349,747	—
Unearned portion of deferred compensation	(508)	508	—	—
Treasury stock	(10,697)	10,697	—	—
Accumulated other comprehensive loss	(6,784)	6,784	—	—

Total stockholders' equity (deficit)	(272,116)	192,305	349,747	269,936

Total liabilities and stockholders' equity (deficit)	$330,606	$(147,843)	$330,757	$513,520

(a)
To record payments made and forgiveness in connection with the discharge of liabilities, including pre-petition convertible subordinated notes ($270.0 million plus $16.7 million of accrued interest), pre-petition secured and unsecured factor notes ($30.4 million), pre-petition Motive claim ($26.9 million), pre-petition stockholder litigation ($18.8 million) and pre-petition general unsecured claims ($63.1 million) and the issuance of new notes payable and common shares.

(b)
To adjust the carrying value of assets, liabilities and stockholders' equity (deficit) to fair value, in accordance with fresh-start reporting requirements.

5.     Liabilities Subject to Compromise

        The term liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings (see Note 1). These amounts represent the Company's estimate of known and potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. These claims remain subject to future adjustments. Adjustments may result from settlements, actions of the Bankruptcy Court such as reclassification of claims, rejection of executory contracts and unexpired leases, the determination of the value of any collateral securing claims, proofs of claim or other events. It is possible that such adjustments may be material. Payment terms for these amounts will be established in connection with the Chapter 11 proceedings.

        Liabilities subject to compromise consist of the following (in thousands):

	June 30, 2003	March 31, 2003
Bank loans—factor arrangements	$30,371	$35,847
Motive claim	26,944	26,944
General unsecured claims	63,113	63,113
Stockholder litigation settlement	18,821	18,821
Convertible subordinated notes, including accrued interest	286,694	282,994

	$425,943	$427,719

6.     Restructuring, Impairments and Other

        Restructuring, impairments and other consist of the following (in thousands):

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
Gain on sale of investments	$(1,239)	$(247)
Loss from abandoned leases	—	7,622
Employee severance	—	1,137
Other	—	28

	$(1,239)	$8,540

        For the quarter ended June 30, 2003, restructuring, impairments and other represented a gain realized upon the sale of certain minority investments in other companies.

        During the quarter ended June 30, 2002, the Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and focus operations on the core market. Employee severance charges include amounts paid to former employees who were laid off during the quarter ended June 30, 2002 in connection with the Company's downsizing. Employees in the United States generally received one week's severance upon termination and employees outside the U.S., primarily in Europe, received benefits determined by local law and custom. Amounts were expensed when the employees were notified of their termination as management had not approved a detailed restructuring plan that would allow the accrual of employee severance payments prior to employee termination notification.

        The Company also decided to vacate numerous leased facilities in both domestic and foreign locations. However, during the quarter ended June 30, 2003, the Company paid approximately $1.8 million in lease termination settlements leaving a remaining balance of $4.1 million in the restructuring accrual related to foreign locations at June 30, 2003. The remaining restructuring accrual is expected to be paid during the remainder of fiscal 2004.

7.     Income Taxes

Income Taxes

        The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

        The Company's effective tax rate for the quarter ended June 30, 2003 was approximately (0.5%). The Company's income tax benefit relates primarily to benefits recorded on operating losses in foreign jurisdictions which are expected to be realized in future periods. During the period, the Company did not recognize any benefit from federal or state tax losses, because future benefit from losses will likely not be realized.

        The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a 100% valuation allowance as of June 30, 2003 and March 31, 2003 on substantially all of its deferred tax asset balance because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carry-forwards, before they expire. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        Because of its size and the nature of its business, the Company is subject to routine compliance reviews by the Internal Revenue Service and other taxing authorities on various tax matters, including challenges to various positions the Company asserts. The Company has accrued for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid, which it updates over time as more information becomes available. A significant portion of the Company's taxes payable balance comprises tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations. While the Company believes it has adequately accrued for tax contingencies, there is no assurance that the taxing authorities will not assert that the Company owes taxes in excess of the reserves that have been established.

8.     Commitments

        The Company leases certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Future minimum lease payments under non-cancelable operating leases (net of sublease payments), exclusive of leases rejected under the Reorganization Plan, for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through 2008 were $4.3 million, $4.6 million, $4.1 million, $3.9 million, and $3.9 million, respectively, and $20.7 million thereafter.

        In June 1999, the Company entered into a series of leases covering up to approximately 540,000 square feet of office space in five buildings in San Diego, California. To the extent Peregrine did not require all of the space under these leases, it had the right to sublet excess space. During fiscal 2003, the Company notified its landlord of its intention to terminate the leases or move into a portion of the completed new facilities and sublease a portion to unaffiliated companies. During fiscal 2003, the Company rejected three of the five leases on these facilities, covering approximately 300,000 square feet, in connection with the bankruptcy proceedings. During fiscal 2004, the Company also rejected one of the other remaining leases, covering approximately 110,000 square feet, and it renegotiated the remaining lease to reflect a reduced amount of leased space. The future minimum lease payments indicated above reflect adjustments, modifications or rejections of leases implemented through the bankruptcy proceedings described in Note 2 of the Company's consolidated financial statements contained in its Fiscal 2003 Form 10-K.

9.     Subsequent Events

        As further described in Note 1 of the Company's consolidated financial statements contained in its Fiscal 2003 Form 10-K, on July 18, 2003, the Bankruptcy Court approved the Reorganization Plan and it became effective August 7, 2003.

10.   Contingent Liabilities

Bankruptcy Claims

        Approximately 1200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Since August 2003, the Company has been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that it believes are without merit or asserted for an inflated amount. The Company has also begun negotiating settlements to various claims. This process is expected to continue for several months. Through July 31, 2004, the Company has paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $371 million (including approximately $133 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims the Company has paid or agreed to pay over time approximately $43 million in cash. As of July 31, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $13 million remaining to be resolved. There were also approximately $1 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by the Company is uncertain. The Company believes that it has set aside adequate reserves for payments of the Class 8 claims as well as the remaining priority and administrative claims and that the aggregate payout of the Class 8 claims should be within and possibly below the range of likely payouts, of between $49 million and $65 million, determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts would have an adverse effect on the Company's liquidity and financial condition. Because claims are still in dispute, the Company is unable to predict the payment amount or the period over which payments would be made.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its affiliate, MSLI, GP (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3 million related to the Company's use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief, and (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after the Company's bankruptcy filing. The Company agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, Peregrine filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, the Company engaged in settlement negotiations with Microsoft. In November 2003 the Company entered into a new enterprise license agreement with Microsoft. In June 2004 Peregrine entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and the Company granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement had previously been reserved as liabilities subject to compromise in the consolidated balance sheet.

Securities and Exchange Commission Enforcement Actions and Federal Government Investigations

        In June and July 2003, the Company entered into agreements to settle a civil action brought against it by the Securities and Exchange Commission (SEC). Under the terms of the settlement, the Company agreed to:

  •
  be enjoined from violating certain provisions of the federal securities laws;

  •
  comply on an accelerated basis with the rules regarding management's reporting on internal controls in accordance with the Sarbanes-Oxley Act of 2002;

  •
  retain an internal auditor to assist with the accurate reporting of the Company's financial results;

  •
  establish a corporate compliance program and retain a compliance officer to perform an ongoing review of the effectiveness of the Company's governance systems;

  •
  commence a training program for the Company's officers and employees to prevent violations of federal securities laws; and

  •
  make a public statement that discloses the condition of the Company's internal control structure and its procedures for financial reporting on the effective date of the Company's Reorganization Plan.

        Because the Company is not current in its periodic reporting obligations to the SEC, it is not in compliance with the requirement of the settlement relating to violation of the federal securities laws. While the Company remains in discussions with the SEC, it can give no assurance that a further enforcement action will not be brought against it. Responding to any such enforcement action could be expensive and time-consuming for management and could have an adverse effect on the Company's reputation and ability to generate sales.

        In November 2002, one of the Company's former treasury department employees pleaded guilty to the felony of conspiracy to commit bank fraud. In April 2003, the Company's former chief financial officer pleaded guilty to the felony of conspiracy to commit securities fraud. In June 2003, one of the Company's former sales executives pleaded guilty to the felony of conspiracy to commit securities fraud. In each of these cases, the SEC filed a civil suit against the former employees alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the rules promulgated thereunder, involving financial fraud, insider trading, falsification of books and records and financial reporting violations.

        The SEC and the Department of Justice (DOJ) are continuing their investigations into a number of individuals, including certain former employees and directors and possibly current employees. While the Company is fully cooperating with the SEC and the DOJ in their investigations, it is possible that the SEC could bring civil actions against current employees or that the DOJ could bring criminal charges against the Company or current employees. Any such actions or charges could have an adverse effect on the Company's reputation among existing and potential customers and an adverse effect on the Company's revenues and could damage employee morale.

Luddy v. Peregrine

        In May 2004, Frederic Luddy, the Company's former chief technology officer, filed a complaint against the Company in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in a class action filed on behalf of former Peregrine stockholders under the federal securities laws, pending in the United States District Court for the Southern District of California (the Federal Securities Action), and an action filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). These actions seek to recover monetary damages from Mr. Luddy based on pre-bankruptcy events. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse Mr. Luddy for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming the Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. The Company also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of the Reorganization Plan. On August 9, 2004, Mr. Luddy filed a unilateral dismissal of his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as his prior complaint. The Company has removed Mr. Luddy's new complaint to the Bankruptcy Court and will file a new motion to dismiss his complaint. The Company believes Mr. Luddy's claims are without merit and intends to vigorously defend against his complaint. While the ultimate outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company's financial position, results of operations or liquidity.

Other Litigation

        The Company is also involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption "Risk Factors" contained in our Annual Report on Form 10-K for the year ended March 31, 2003, filed April 30, 2004, for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied by the forward-looking statements in this report.

        The information contained in this section is generally limited to the reporting periods covered by this report. Please note, however, that given the importance of liquidity to a company that has recently emerged from bankruptcy proceedings, we have supplemented our discussion of liquidity and capital resources for the first quarters of fiscal 2004 and 2003 with a more current discussion of our liquidity and capital resources as of June 30, 2004.

        Some of the financial results described in this section are historical. Until our periodic reports are current, investors will not have current financial information. For this reason, and based on the other risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2003, we believe trading in our securities at this time is highly speculative and involves a high degree of risk.

  OVERVIEW

        From our initial public offering in 1997 through 2001, we significantly expanded our product lines and business through a series of acquisitions, the most significant of which were:

  •
  Apsylog in September 1997, in which we acquired our AssetCenter product, for approximately $38.6 million;

  •
  Telco Research Corporation in March 2000 for approximately $112.7 million;

  •
  Harbinger Corporation in June 2000 for approximately $1.8 billion;

  •
  Loran Network Holding Corporation in September 2000 for approximately $88.1 million;

  •
  IBM's Tivoli Service Desk suite of products in December 2000 for a total net price of approximately $50.2 million;

  •
  Extricity, Inc. in April 2001 for approximately $185.2 million; and

  •
  Remedy Corporation in August 2001 for approximately $1.4 billion.

        As our operations grew through these acquisitions, our operating costs increased significantly. At the same time, the software industry began to experience a downturn and we faced a challenging sales environment. These factors created a liquidity crisis for us that was exacerbated by covenant defaults under our credit facility as of the quarter ended December 31, 2001. This resulted in our required repayment of approximately $100 million of outstanding debt.

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

        As a result, in June 2002 our newly appointed chief executive officer and chief financial officer, and the rest of the management team, simultaneously focused on four immediate goals:

  •
  Accelerating the process of reducing our operating costs;

  •
  Obtaining third-party funding arrangements;

  •
  Selling non-core assets to fund ongoing operations; and

  •
  Managing the business to conserve cash.

        We streamlined our operations by divesting a number of businesses and non-core product lines and significantly reduced our personnel and cost structure. The divested Supply Chain Enablement (Harbinger and Extricity) and Peregrine Remedy businesses are treated as discontinued operations in the financial statements included in this report. The financial statements include the results of the following non-core product lines that were divested from July 2002 through December 2002: transportation management, facility management, telecommunications management and on-line travel booking systems.

        On September 22, 2002, we filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Our fourth amended plan of reorganization (Reorganization Plan) was confirmed by the Bankruptcy Court on July 18, 2003. We emerged from bankruptcy law protection on August 7, 2003.

        As a result of our bankruptcy filing under Chapter 11, we are subject to the provisions of Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, we are required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the September 22, 2002 petition date that are subject to compromise from those that are not as well as liabilities arising post-petition. The liabilities that may be affected by the Reorganization Plan are reported at the estimated amounts that will be allowed under the Reorganization Plan, even if they are ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Revenue Recognition,

  •
  Legal Contingencies, and

  •
  Accounting for Income Taxes.

        For a description of the Company's critical accounting policies, please refer to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

  RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated selected consolidated statement of operations data as a percentage of total revenues.

	Quarters Ended June 30,
	2003	2002
Revenues:
Licenses	29.4%	26.3%
Maintenance	58.5%	46.0%
Consulting and training	12.1%	27.7%

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of licenses	1.5%	5.5%
Cost of maintenance	9.6%	13.0%
Cost of consulting and training	10.4%	23.5%
Sales and marketing	28.6%	83.8%
Research and development	16.6%	34.7%
General and administrative	33.2%	45.0%
Restructuring, impairments and other	(2.9)%	17.3%

Total operating costs and expenses	97.0%	222.8%

Income (loss) from continuing operations before reorganization, interest and income taxes	3.0%	(122.8)%
Reorganization items, net	(17.3)%	0%
Interest expense, net	(7.9)%	(26.7)%

Loss from continuing operations before income taxes	(22.2)%	(149.5)%
Income tax expense on continuing operations	0.1%	(5.5)%

Loss from continuing operations	(22.1)%	(155.0)%
Income (loss) from discontinued operations, net of income taxes	0.6%	(5.8)%

Net loss	(21.5)%	(160.8)%

COMPARISON OF FISCAL FIRST QUARTERS ENDED JUNE 30, 2003 AND 2002

  REVENUES

        Revenues comprise license fees, maintenance service fees and fees for consulting and training services. The first quarter of fiscal 2003 ended June 30, 2002 (the "fiscal 2003 first quarter") includes revenues for non-core product lines that were subsequently sold in fiscal 2003. The following summarizes revenues for the fiscal 2004 first quarter ended June 30, 2003 (the "fiscal 2004 first quarter") and the fiscal 2003 first quarter (dollars in thousands):

	Quarter Ended June 30,
	2003	2002	$ Change	% Change
Total revenue
Core	$42,456	$42,744	$(288)	(1)%
Non-core	—	6,739	(6,739)	(100)%

Total	$42,456	$49,483	$(7,027)	(14)%

        Revenues totaled $42.5 million for the fiscal 2004 first quarter, down 14% from the $49.5 million reported for the fiscal 2003 first quarter. Revenues for core products (i.e., all products excluding non-core product lines divested during fiscal 2003) and services (maintenance, consulting and training) for the fiscal 2004 first quarter were approximately the same as the $42.7 million reported for the fiscal 2003 first quarter. The fiscal 2004 first quarter and the fiscal 2003 first quarter core product revenue includes $5.0 million and $9.7 million, respectively, for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until these subsequent periods. Because of changes in our business practices, as described below, revenue from license transactions that are deferred into subsequent fiscal years is expected to decrease significantly in future periods. The reasons for the revenue increases or decreases are discussed below.

  Licenses

        We generally license our products to end-users under perpetual license agreements. License revenue for the fiscal 2003 first quarter includes revenue from certain non-core product lines that were divested later in fiscal 2003. License revenue also includes revenue from license transactions originally entered into prior to fiscal 2003. For these transactions revenue was recognized in the fiscal 2004 first quarter and the fiscal 2003 first quarter because all the revenue recognition criteria were satisfied in these subsequent periods. The delay in recognizing this revenue arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. In addition, the application of fresh-start reporting in the fiscal 2004 second quarter will minimize the amounts to be recognized in future quarters as deferred license revenue related to agreements under which we have no future performance obligations will be eliminated under fresh-start reporting. Therefore, license revenue in future periods will not include a significant portion that is attributable to transactions initiated in prior periods.

        The following table summarizes license revenue for the fiscal 2004 first quarter and the fiscal 2003 first quarter (dollars in thousands):

	Quarter Ended June 30,
	2003	2002	$ Change	% Change
Licenses
Core, new	$7,489	$2,241	$5,248	234%
Core, pre-fiscal 2003 transactions	4,986	9,730	(4,744)	(49)%

Total core	12,475	11,971	504	4%
Non-core	—	1,030	(1,030)	(100)%

Total	$12,475	$13,001	$(526)	(4)%

        License revenue in the fiscal 2004 first quarter totaled $12.5 million. For that quarter, $7.5 million of the license revenue was attributable to new license transactions entered into during the fiscal period and $5.0 million was attributable to license transactions initiated prior to fiscal 2003 but for which all revenue recognition criteria were met in the fiscal 2004 period. Total license revenue in the fiscal 2003 first quarter totaled $13.0 million, including $1.0 million of license fees for non-core product lines that were subsequently sold in fiscal 2003. For the fiscal 2003 first quarter, $2.2 million of the core license revenue was attributable to new license transactions entered into during the fiscal period and $9.7 million was attributable to core license transactions initiated prior to fiscal 2003 but for which revenue was first recognizable in the fiscal 2003 period. License revenue for core products in the fiscal 2004 first quarter, excluding transactions initiated prior to fiscal 2003, increased by $5.2 million, or 234%, from the fiscal 2003 first quarter. The increase reflected higher unit sales as a result of market demand for new and additional licenses.

  Maintenance

        Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of providing enhancements and upgrades for our products along with customer support services for our products. Generally, maintenance contracts are entered into for one-year periods and are renewable at the customer's option on an annual basis. Maintenance revenue is recognized ratably over the contract period.

        The following table summarizes maintenance revenue for the fiscal 2004 first quarter and the fiscal 2003 first quarter (dollars in thousands):

	Quarter Ended June 30,
	2003	2002	$ Change	% Change
Maintenance
Core	$24,848	$19,983	$4,865	24%
Non-core	—	2,779	(2,779)	(100)%

Total	$24,848	$22,762	$2,086	9%

        Maintenance revenue for the fiscal 2004 first quarter totaled $24.8 million. Maintenance revenue for the fiscal 2003 first quarter totaled $22.8 million, including $2.8 million for non-core product lines. Maintenance revenue for core products in the fiscal 2004 first quarter increased by $4.9 million, or 24%, from the fiscal 2003 first quarter primarily because the revenue attributable to the addition of new licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Maintenance fees are amortized evenly over the contract period, so the fiscal 2004 first quarter also reflected the full impact of our expanded customer base and related increases in new or additional licenses from the beginning of fiscal 2003 to June 30, 2003.

  Consulting and Training

        Consulting and training services include a range of professional and educational services intended to help our customers use our software products more effectively. Beginning in the fiscal 2003 first quarter, as part of expense reduction initiatives started in June 2002, we reduced our consulting staff and began to refer our customers more frequently to third-party service providers for general consulting services. We began to focus on supplementing our customers' and the third-party service providers' project teams with consultants possessing specialized knowledge of the more complex aspects of our products and the best practices for integrating our products into the customers' business operations.

        The following table provides a summary of revenue for consulting and training services for the fiscal 2004 first quarter and the fiscal 2003 first quarter (dollars in thousands):

		Quarter Ended June 30,
				% Change
	2003	2002	$ Change
Consulting and training
Core	$5,133	$10,791	$(5,658)	(52)%
Non-core	—	2,929	(2,929)	(100)%

Total	$5,133	$13,720	$(8,587)	(63)%

        Revenue for consulting and training services totaled $5.1 million for the fiscal 2004 first quarter. Revenue for consulting and training services totaled $13.7 million for the fiscal 2003 first quarter, including $2.9 million of consulting and training revenue for non-core product lines. Consulting and training revenue related to our core products decreased in the fiscal 2004 first quarter by $5.7 million, or 52%, compared to the fiscal 2003 first quarter, primarily as a result of the change in our consulting services strategy.

  Revenues by Geographic Territory

        We organize our business operations according to three major geographic territories:

  •
  The Americas (Americas);

  •
  Europe, Middle East and Africa (EMEA);

  •
  Asia/Pacific Rim (AP).

        The following table summarizes total revenue by geographic territory for the quarters ended June 30, 2003 and 2002 (dollars in thousands):

	Quarters Ended June 30,
	2003	2002
Americas	$28,031	$34,635
EMEA	13,265	13,851
AP	1,160	997

Total	$42,456	$49,483

% of total revenue
Americas	66%	70%
EMEA	31%	28%
AP	3%	2%

	100%	100%

        Americas revenue amounted to $28.0 million in the fiscal 2004 first quarter, a decrease of $6.6 million, or 19%, from the fiscal 2003 first quarter. Of the decrease, $6.7 million resulted from the fact we were no longer selling the non-core products we had divested in fiscal 2003. Americas consulting and training revenue declined $2.6 million in the fiscal 2004 first quarter as we began to refer our customers more frequently to third-party service providers for general consulting services. Americas license and maintenance revenue related to core products increased in the fiscal 2004 first quarter from the fiscal 2003 first quarter, offsetting a portion of the revenue decrease posted in consulting and training and the revenue decline related to non-core products.

        EMEA revenue decreased to $13.3 million in the fiscal 2004 first quarter, a decrease of $0.6 million, or 4%, over the fiscal 2003 first quarter. License revenue in EMEA in the fiscal 2004 first quarter was down $0.8 million, because of the decrease in revenue recognized related to pre-fiscal 2003 transactions. EMEA maintenance revenue increased $3.1 million in the fiscal 2004 first quarter, more than offsetting the revenue decrease experienced in consulting and training. Maintenance revenue in the fiscal 2004 first quarter increased compared to the fiscal 2003 first quarter primarily because the revenue attributable to the addition of new licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

        AP revenue amounted to $1.2 million in the fiscal 2004 first quarter, up $0.2 million, or 16%, from the fiscal 2003 first quarter. The rise resulted from increased license and maintenance revenue for our core products. In June 2002, we began changing our business model in this region from a direct sales model to an indirect, or partner, sales model. Fiscal 2004 first quarter revenue for this region is higher than the comparable period in the prior fiscal year because we were better able to execute this new model in the AP region.

  COSTS AND EXPENSES

  Cost of Licenses

        The cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production and distribution cost. The cost of licenses represented 5% and 21% of license revenue in the fiscal 2004 first quarter and the fiscal 2003 first quarter, respectively. The cost of licenses in the fiscal 2004 first quarter fell 77%, or $2.1 million, to $0.6 million. This decrease resulted primarily from cost reductions implemented in the later portion of fiscal 2003, including the outsourcing of most of our product distribution. Fiscal 2004 first quarter license costs were also lower because of the disposition of non-core products in fiscal 2003.

  Cost of Maintenance

        The cost of maintenance primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts. The cost of maintenance represented 16% and 28% of maintenance revenue in the fiscal 2004 first quarter and the fiscal 2003 first quarter, respectively. The fiscal 2004 first quarter cost of maintenance was $4.1 million, a decrease of $2.3 million, or 36%. That cost decrease resulted from actions implemented in fiscal 2003 to reduce operating costs, including a reduction in workforce and facilities costs related to maintenance functions. Cost efficiencies were also achieved as a result of our fiscal 2003 divestiture of non-core product lines.

  Cost of Consulting and Training

        The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing the services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf. The cost of consulting and training represented 86% and 85% of consulting and training revenue in the fiscal 2004 first quarter and the fiscal 2003 first quarter, respectively. The cost of consulting and training services in the fiscal 2004 quarter dropped $7.2 million, or 62%, over the year-earlier period. The cost decrease resulted from lower consulting and training revenues from our revised strategy for these services.

  Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel cost, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses. Sales and marketing expenses in the fiscal 2004 first quarter were $12.2 million, a decrease of $29.3 million, or 71%, from the fiscal 2003 first quarter. The decrease reflects cost reductions implemented in fiscal 2003 as part of our restructuring plan, including a reduction in workforce, facilities consolidation and a decrease in marketing promotion activities. We closed several smaller sales offices around the world as we focused direct sales efforts on North America and major European markets. Beginning in the fiscal 2003 first quarter, we began to rely more on third-party distributors to sell our products and services in markets in which we chose not to maintain a significant direct sales presence, such as in Asia and Latin America.

  Research and Development

        Research and development (R&D) expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel. No software development cost was capitalized during the fiscal 2004 first quarter or the fiscal 2003 first quarter, as costs incurred between technological feasibility and product releases were minimal. R&D expenses were $7.0 million in the fiscal 2004 first quarter, down $10.1 million, or 59%, from the fiscal 2003 first quarter. The decrease resulted primarily from a reduction in workforce in connection with the sale of several non-core product lines in fiscal 2003.

  General and Administrative

        General and administrative (G&A) expenses consist of personnel, facilities and systems costs related to our operations. G&A also includes the cost of business insurance and professional fees, including legal, accounting, investment banking and other advisory fees, except for fees directly related to our bankruptcy reorganization, which are accounted for under "Reorganization Items, Net."

        G&A expenses for the fiscal 2004 first quarter totaled $14.1 million, down $8.1 million, or 37%, from the fiscal 2003 first quarter. The decrease reflects restructuring efforts implemented in fiscal 2003. G&A savings were realized by reducing personnel, closing underutilized facilities and reducing the telecommunication cost of supporting our internal systems.

        The fiscal 2004 and fiscal 2003 first quarter G&A costs include approximately $5.0 million and $7.5 million, respectively, in professional fees for service providers that assisted with our restructuring, our investigation and other activities related to the previously mentioned accounting irregularities, the strategic positioning of our core products, and that provided audit and tax services. Fees directly related to our bankruptcy filing under Chapter 11 are included in "Reorganization Items, Net" discussed below.

  Restructuring, Impairments and Other

        In the fiscal 2004 first quarter, restructuring, impairments and other represented a gain of $1.2 million, realized upon the sale of certain minority investments in other companies. During the fiscal 2003 first quarter we began to implement a restructuring plan to reduce expenses in line with future revenue expectations and focus our operations on our core market. In the fiscal 2003 first quarter restructuring, impairments and other represented a charge of $8.5 million. This charge resulted primarily from provisions of $7.6 million for an abandoned facility and $1.1 million for employee severance.

  Reorganization Items, Net

        As a result of our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code, as of September 22, 2002, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of Peregrine Remedy, which is recorded in discontinued operations.

        Reorganization items, net for the fiscal 2004 first quarter totaled $7.3 million, and consisted primarily of professional fees directly related to our bankruptcy proceedings. In the fiscal 2003 first quarter, we posted no reorganization charge because we had not yet filed for bankruptcy protection.

  Net Interest Expense

        Net interest expense includes interest expense and amortized costs related to our borrowings, net of investment income. Net interest expense decreased for the fiscal 2004 first quarter to $3.4 million, down $9.9 million, or 75%, from the fiscal 2003 first quarter. The net expense decrease reflects lower interest expense and higher interest income in the fiscal 2004 first quarter from a year earlier. Fiscal 2003 first quarter interest expense was greater because in June 2002 we entered into relatively high cost financing arrangements to address, in part, our liquidity crisis until we completed the sale of our Remedy business in November 2002. In addition, the amount of interest income available to offset interest expense was greater in the fiscal 2004 first quarter reflecting higher available cash balances to invest.

  Income Taxes

        Income tax benefit was $0.05 million for the fiscal 2004 first quarter, compared to an expense of $2.7 million recorded for the fiscal 2003 first quarter. Our (tax benefit) and expense represented (0.5)% and 4% of our losses from continuing operations before income taxes for these periods, respectively.

  Discontinued Operations

        As part of our efforts to raise cash and reduce expenses, we sold our Supply Chain Enablement (SCE) and Remedy businesses in June and November 2002, respectively. These businesses are treated as discontinued operations in the condensed consolidated financial statements included in this report.

        The SCE business offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned Peregrine Connectivity (the SCE business) subsidiary to PCI International, Inc., an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash. The $47.8 million loss on disposal for the sale of SCE was provided for in fiscal 2002. Fiscal 2003 first quarter results from discontinued operations include income from SCE of $1.1 million.

        In September 2002, Peregrine and Remedy entered into an agreement with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to certain adjustments as provided for in the acquisition agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. Income from discontinued operations related to Remedy for the fiscal 2004 first quarter totaled $0.3 million, while loss from discontinued operations related to Remedy for the fiscal 2003 first quarter totaled $3.9 million.

  LIQUIDITY AND CAPITAL RESOURCES

        Given the importance of liquidity to a company that has recently emerged from bankruptcy proceedings, we have supplemented our discussion of liquidity and capital resources for the first quarters of fiscal 2004 and 2003 with a more current discussion of our liquidity and capital resources as of June 30, 2004.

        Our principal liquidity requirements are for working capital and capital expenditures. We currently plan to fund our liquidity requirements with cash on hand and cash flow from operations. During fiscal 2004 and fiscal 2003, our principal liquidity requirements were for operating expenses and working capital. We funded these liquidity requirements from cash on hand that was primarily generated from the disposal of our non-core product lines and our SCE and Remedy businesses and from short term loans in fiscal 2003.

  Quarters Ended June 30, 2003 and June 30, 2002

        Our cash and cash equivalent balances, excluding restricted cash and short-term investments, were $227.3 million and $234.3 million at June 30, 2003 and March 31, 2003, respectively. Items that increased or decreased these balances are described below.

        The net cash used in operating activities in the fiscal 2004 and fiscal 2003 first quarters was $0.3 million and $48.2 million, respectively. In the fiscal 2004 first quarter, operations generated a pretax profit of $1.3 million before reorganization items and interest. Cash was used by operations in the fiscal 2003 first quarter mainly because of the $76.7 million net loss from continuing operations. The significant improvement in operating results primarily resulted from cost reduction programs and business restructuring activities begun in June 2002.

        Because of the fiscal 2003 reduction in workforce and closing of excess facilities, capital expenditure requirements to support the core business were minimal in the fiscal 2004 first quarter as well as the fiscal 2003 first quarter. For all of fiscal 2004, we anticipate approximately $2.0 million of capital expenditures, primarily for leasehold improvements for a modest expansion of our San Diego headquarters and enhancements to our internal software applications. Fiscal 2004 capital expenditures will be funded from cash on hand and operating cash flows.

        The net cash used in investing activities totaled $2.6 million in the fiscal 2004 first quarter and $1.9 million in the fiscal 2003 first quarter. The use of cash in the fiscal 2004 first quarter reflects the increase in restricted cash, resulting from new real estate lease commitments. In the fiscal 2003 first quarter, the maturity of short-term investments generated cash of $17.6 million. However, this increase was offset by a $19.2 million increase in restricted cash, primarily related to claims by various parties that were settled later in fiscal 2003 or in fiscal 2004 as part of the bankruptcy proceedings.

        The net cash used in financing activities totaled $5.8 million in the fiscal 2004 first quarter, while the net cash provided by financing activities totaled $17.1 million for the fiscal 2003 first quarter. The use of cash in the fiscal 2004 first quarter was primarily the result of net payments of $5.8 million to the factor banks. Cash provided by financing activities in the fiscal 2003 first quarter resulted from a $57.9 million debt issuance, partially offset by net repayments to the factor banks.

        Our obligations and commitments as of June 30, 2003 include liabilities totaling $425.9 million subject to compromise in the bankruptcy proceedings. These liabilities were restructured pursuant to the Reorganization Plan.

  Status at June 30, 2004

        As of June 30, 2004, we had non-trade obligations, including accrued interest, of approximately $68.4 million and cash of approximately $100 million, of which $5 million was restricted. The non-trade obligations consisted of $52.7 million in senior notes (including accrued interest), $13.2 million in deferred payment obligations relating to bankruptcy settlements (net of imputed interest) and $2.3 million of factor loans.

        Our business plan for fiscal 2005 contemplates the expenditure of a significant amount of cash for product development, infrastructure improvements and sales and marketing efforts. These expenditures and efforts are intended to support our current operations and position us for future growth. Our current business plan differs in material respects from the business plan and projections we included in our disclosure statement in support of our fourth amended Reorganization Plan in connection with our bankruptcy proceedings. As a result, the projections included in the disclosure statement do not reflect anticipated financial results based on our current business plan.

  Bankruptcy Claims

        In addition to the secured claims discussed under the caption, "Our Plan of Reorganization—Treatment of Classes of Claims" in our Annual Report on Form 10-K for the period ended March 31, 2003, approximately 1200 claims were filed against us based on events that took place prior to our bankruptcy filing. Through July 31, 2004, the aggregate face amount of the general unsecured (Class 8) claims asserted against us plus the amounts we scheduled for payment for Class 8 claims without a claim asserted against us totaled approximately $384 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 Class 8 claims totaling $251 million. Claims amounts are amended from time to time by the creditors asserting the claims and sometimes filed with a face amount that is the minimum amount asserted by the creditor. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of the Reorganization Plan, which are payable in cash, or as subordinated claims under Class 9 of the Reorganization Plan. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with Class 8 claims is difficult to determine. In connection with agreeing to the Reorganization Plan, the various constituencies independently analyzed the claims and determined that the total payout on the Class 8 general unsecured claims was likely to be between $49 million and $65 million.

        Since August 2003, we have been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that we believe are without merit or asserted for an inflated amount. We have negotiated settlements to various claims. This process is expected to continue for several months. Based on the Reorganization Plan, any claims that we do not dispute or that are determined to be valid by the Bankruptcy Court after we have made an objection may be paid under one of two options, at the creditor's election: We may be required either to pay 70% of the allowed amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments or to pay 100% of the allowed amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. We have also agreed with some creditors to pay 65% of the allowed amount of the claim in cash on the date of settlement and nothing more.

        We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through July 31, 2004, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $371 million (including approximately $133 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims we have paid or agreed to pay over time approximately $43 million in cash. As of July 31, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $13 million remaining to be resolved. There were also approximately $1 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by us is uncertain. We believe that we have set aside adequate reserves for payments of the Class 8 claims as well as the priority and administrative claims and that the aggregate payout of the Class 8 claims should be within and possibly below the range of likely payouts determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts would have an adverse effect on our liquidity and financial condition. Because claims are still in dispute, we are unable to predict the payment amount or the period over which payments would be made.

  THE REORGANIZATION PLAN

        For a discussion of the terms of the Reorganization Plan confirmed by the Bankruptcy Court on July 18, 2003, please refer to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" in our Annual Report on Form 10-K for the period ended March 31, 2003.

  RECENT ACCOUNTING PRONOUNCEMENTS

        There have been no new accounting pronouncements issued during the three months ended June 30, 2003 or since our previous disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended March 31, 2003, that could impact our financial statements.

  RISK FACTORS

        There are significant risk factors that currently impact or may impact our business, financial condition or future operating results. Readers should carefully consider these factors before making an investment decision with respect to our common stock. These risk factors are detailed beginning on page 56 in our Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2003, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as of the last day of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of that date.

        Our chief executive officer and chief financial officer have concluded that there were significant deficiencies, including material weaknesses, in our internal control over financial reporting at the end of the fiscal period covered by this report. Their conclusion was based on a number of factors, including the fact that we cannot yet prepare timely financial information and, therefore, were not filing periodic reports during fiscal 2004, the difficulty in assembling all relevant contemporaneous documentation for significant transactions, significant turnover in management and our finance staff, and the other factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003 under the caption "Changes in Internal Control Over Financial Reporting—Deficiencies in Internal Control Over Financial Reporting." Readers should carefully review the information set forth under the caption "Changes in Internal Control Over Financial Reporting" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and the information set forth below under "Changes in Internal Control Over Financial Reporting."

        In view of the fact that the financial information presented in this report was prepared in the absence of effective internal controls over financial reporting, we devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we reviewed all significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements contained in this report.

        Nevertheless, there can be no assurance that either this review process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in internal controls can occur because of simple errors or mistakes that are not detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

  Certain Internal Control Functions

        During the period covered by this report, our senior management continued their efforts to remedy the significant deficiencies, including material weaknesses, in our internal control over financial reporting. We worked with a cash management firm to assist us in monitoring our cash position and controlling our expenditures. We strengthened our revenue recognition policy and procedures in an attempt to ensure proper revenue recognition and we implemented a revenue recognition educational program for our personnel.

  Certain Internal Control Events Subsequent to April 30, 2004

        We are including information in this report about material changes to our internal control over financial reporting for the period subsequent to April 30, 2004, which is the filing date of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, in order to provide readers with a more current understanding of our internal control over financial reporting. Readers should carefully review the discussion of the deficiencies and material changes in our internal control over financial reporting for the period prior to April 30, 2004 set forth under the caption "Changes in Internal Control Over Financial Reporting" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

        As previously disclosed, we have undertaken a project specifically focusing on the Company's internal controls and procedures, including compliance with the requirements of the Sarbanes-Oxley Act of 2002. RSM McGladrey, Inc., a global accounting firm, is assisting us with this project to implement effective accounting policies and procedures. We have categorized the project into six phases: risk assessment, documentation, recommendations, remediation, internal testing and external testing.

        Risk Assessment.    In March 2004, RSM McGladrey assisted us in completing a detailed risk assessment of internal controls and procedures in our North American and EMEA operations under the evaluation guidelines of the 1992 Committee of Sponsoring Organizations of the Treadway Commission.

        Documentation.    As of August 2004, RSM McGladrey and our internal staff have substantially completed the documentation of the policies, processes and controls that currently exist for our North American operations. The documentation of policies, processes and controls that currently exist for our EMEA operations was approximately 85% complete. We have concluded that our APAC and Latin American operations are immaterial for purposes of this portion of the project.

        Recommendations.    RSM McGladrey has substantially completed the recommendations phase for North American operations, and is awaiting final input from the EMEA operations to complete recommendations for those operations. The remediation required by the recommendations for the North America operations and the EMEA operations will require significant work and time commitments by the Company and management.

        Remediation.    Progress on remediation has been hindered to date by insufficient resources and significant turnover in our finance organization. In August 2004, we hired a new executive vice president, special projects, Kenneth Saunders, to direct initiatives aimed at improving our financial operations and infrastructure. Mr. Saunders replaced David Sugishita, who left Peregrine in July 2004. Mr. Saunders will assume responsibilities as chief financial officer by October 1, 2004, replacing Ken Sexton, our current chief financial officer. Mr. Sexton will remain with us as an executive vice president during a transition period that will end no later than October 31, 2004. In August 2004 we also hired a new vice president of finance and chief accounting officer, Russell Clark, and a new internal auditor, Julie Bahadori. Ms. Bahadori reports directly to the Audit Committee of our Board of Directors and replaces our former internal auditor, who left the company in June 2004. From the time our former internal auditor left and Ms. Bahadori joined us, the internal audit functions were handled on an interim basis by our compliance officer, John Skousen, who reports directly to our Corporate Governance and Nominating Committee for his compliance responsibilities and who reported to the Audit Committee for internal audit responsibilities. RSM McGladrey assists us with our internal audit functions and, for these internal audit functions, reports directly to our Audit Committee. With our new personnel, we expect to begin progressing more effectively on the remediation phase of the project.

        Internal and External Testing.    After the remediation phase is complete, certain policies, processes, procedures and controls must operate effectively and need to be tested by management to ascertain operating effectiveness before certification of compliance with the Sarbanes-Oxley Act of 2002 can be attained.

        Given the number of specific recommendations and the length of time required for remediation, as well as for internal and external testing, it is unlikely that we will be able to attest to the effectiveness of our internal controls as specified by the Sarbanes-Oxley Act with respect to our fiscal year ending March 31, 2005.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Federal Government Investigations

        In June 2003, we entered into an agreement to settle a civil action brought against us by the SEC. Because we are not current in our reporting obligations to the SEC, we are not in compliance with the provision of the settlement requiring that we not violate certain provisions of the federal securities laws. The SEC and the Department of Justice (DOJ) are continuing their investigations into a number of individuals, including certain former employees and directors and possibly current employees. The DOJ's investigation of Peregrine remains open. While we remain in discussions with the SEC, and are fully cooperating with the SEC and the DOJ in their investigations, it is possible that the SEC could bring a further civil action against Peregrine or actions against current employees, or that the DOJ could bring criminal charges that could have an adverse effect on our reputation among existing and potential customers and an adverse effect on our revenues and could damage employee morale.

  General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

        Approximately 1200 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the these claims plus the amounts we scheduled for payment without a claim asserted against us totaled approximately $384 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 general unsecured claims totaling approximately $251 million. For more information regarding these unsecured claims, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims" beginning on page 29 of this report.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its affiliate, MSLI, GP (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3 million related to our use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and, (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after our bankruptcy filing. We agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, we filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, we engaged in settlement negotiations with Microsoft. In November 2003 we entered into a new enterprise license agreement with Microsoft. In June 2004 we entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and we granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement had previously been reserved as liabilities subject to compromise in the consolidated balance sheet.

  Litigation Regarding the Latham Report

        To assist the Securities and Exchange Commission (SEC) in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the Latham Report). After our bankruptcy filing in September 2002, the Official Committee of Unsecured Creditors filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, a party in interest, Copley Press, Inc., which owns the San

Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We filed a motion to have certain filings unsealed in whole or in part and to have redacted certain portions of some unsealed filings to protect third parties' privacy rights, to protect confidential information, and for other valid reasons; however, we opposed the unsealing of the Latham Report. Among other things, we argued that the Latham Report was intended as a preliminary report and thus as a starting point for the government investigations, and that it contained confidential commercial information. At the hearing on Copley's motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the district of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court's decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We have filed a Notice of Appeal of the District Court's decision to the United States Court of Appeals for the Third Circuit. We also have filed a motion with the Third Circuit seeking to stay the District Court's July 12 order pending a resolution of our appeal.

        The Latham Report also has been filed in court, under provisional seal, by one of our former directors, John J. Moores, in connection with two lawsuits pending against him and others (not including Peregrine) in San Diego, California. One action was filed as a class action on behalf of former Peregrine shareholders under the federal securities laws and is currently pending in the United States District Court for the Southern District of California (the Federal Securities Action). The other action was filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, and is pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). Mr. Moores is a defendant in both actions and has filed the Latham Report, under temporary seal, in both actions in connection with motions to dismiss the complaints against him. We have filed motions in both cases to have the Latham Report stricken from the record or, as an alternative, to have the Latham Report, or portions of it, permanently sealed. Our motion in the Litigation Trustee Action was scheduled to be heard on September 17, 2004; however, in August 2004, one of the parties filed a peremptory challenge to the state court judge and, at this time, all hearing dates have been vacated pending new dates being set by the judge to be assigned. Our motion in the Federal Securities Action is currently scheduled to be heard on November 22, 2004.

  Luddy v. Peregrine

        In May 2004, Frederic Luddy, our former chief technology officer, filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in the Litigation Trustee Action and the Federal Securities Action, which seek to recover monetary damages from Mr. Luddy based on events preceding our bankruptcy filings. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse Mr. Luddy for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleges that, pursuant to a paragraph of the Bankruptcy Court's order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. We also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of our Reorganization Plan. On August 9, 2004, Mr. Luddy filed a motion in Bankruptcy Court seeking to voluntarily dismiss his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as his prior complaint. We have removed Mr. Luddy's new complaint to the Bankruptcy Court and we will file a new motion to dismiss his complaint. We believe Mr. Luddy's claims are without merit and intend to vigorously defend against his complaint. While the ultimate outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

  Other Litigation

        We are also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        In November and December of 2000, we issued $270 million principal amount of 5.5% convertible subordinated notes due November 2007 to qualified institutional buyers and non-U.S. persons in a private placement. Annual interest on the convertible notes was approximately $14.9 million, payable semi-annually on May 15th and November 15th. Beginning in September 2002, when we and our subsidiary, Peregrine Remedy, Inc., filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, we did not pay our scheduled interest payments on the convertible notes. We continued to accrue interest on the convertible notes up to the amount of the estimated allowed claim in the bankruptcy proceedings. The principal balance of $270 million, and the unpaid accrued interest of $16.7 million and $13.0 million at June 30, 2003 and March 31, 2003, respectively, are included on our unaudited condensed consolidated balance sheets in liabilities subject to compromise. Under the Reorganization Plan, the Company's obligations on the convertible notes were extinguished through the issuance of new 6.5% senior notes due 2007, cash and shares of the Company's new common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following are filed as exhibits to this Quarterly Report on Form 10-Q:

10.56	Amendment to Employment Agreement between Peregrine Systems, Inc. and Ken Sexton.
10.57	Employment Agreement between Peregrine Systems, Inc. and Russell Mann.
10.58	Employment Agreement between Peregrine Systems, Inc. and Kenneth Saunders.
10.59	Employment Agreement between Peregrine Systems, Inc. and Russell Clark.
10.60	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and John Mutch.
10.61	Performance Stock Unit Agreement between Peregrine Systems, Inc. and John Mutch.
10.62	Restricted Stock Grant Notice and Restricted Stock Agreement between Peregrine Systems, Inc. and John Mutch.
31.1	Certification of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Peregrine Systems, Inc. filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

        Form 8-K filed April 1, 2003 furnishing under Item 9 the Monthly Operating Reports of Peregrine Systems, Inc. and Peregrine Remedy Inc. (the "Debtors"), as filed with the U.S. Bankruptcy Court for the District of Delaware (the "Court").

        Form 8-K filed April 4, 2003, filing under Item 5 a press release announcing the filing of an amended Plan of Reorganization and Disclosure Statement of the Debtors with the Court.

        Form 8-K filed April 22, 2003 furnishing under Item 9 the Debtors' Monthly Operating Reports, as filed with the Court.

        Form 8-K filed April 29, 2003 filing under Item 5 a press release announcing the filing of an amended Plan of Reorganization and Disclosure Statement of the Debtors with the Court.

        Form 8-K filed May 7, 2003 furnishing under Item 9 the Debtors' Monthly Operating Reports, as filed with the Court.

        Form 8-K filed June 13, 2003 filing under Item 5 a press release announcing the approval by the Court of the Disclosure Statement for the Plan of Reorganization.

        With respect to any information furnished under Item 9 of any Current Report on Form 8-K listed above, the reference to such report in this Item 15(b) is not intended to, and shall not, cause such information to be deemed "filed" under the Exchange Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2004	PEREGRINE SYSTEMS, INC (Registrant)
	By:	/s/ KEN SEXTON Ken Sexton Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PEREGRINE SYSTEMS, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands; unaudited)
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts; unaudited)
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
PEREGRINE SYSTEMS, INC. (Debtor-In-Possession) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES