Form 10-Q
period 2003-09-30
PEREGRINE SYSTEMS INC
filed 2004-11-03
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

        The number of shares of the Registrant's common stock outstanding on October 31, 2004 was 15,017,033.

PEREGRINE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	Successor Company September 30, 2003	Predecessor Company March 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,395	$234,314
Cash—restricted	2,748	29,942
Accounts receivable, net of allowance for doubtful accounts	30,852	41,719
Assets of discontinued operations	—	14,171
Deferred taxes	9,261	—
Other current assets	27,103	6,849

Total current assets	173,359	326,995
Property and equipment, net	7,564	11,332
Identifiable intangible assets, net	120,398	—
Reorganization value in excess of amounts allocable to identified assets	184,129	—
Investments and other assets	5,665	10,489

Total assets	$491,115	$348,816

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,363	$5,481
Accrued expenses	68,471	74,441
Liabilities of discontinued operations	—	13,378
Current portion of deferred revenue	46,901	72,131
Current portion of notes payable	26,941	—

Total current liabilities	153,676	165,431

Non-current Liabilities:
Deferred revenue, net of current portion	8,638	19,665
Notes payable, net of current portion	54,289	—
Deferred taxes	10,541	—

Total non-current liabilities	73,468	19,665

Total liabilities not subject to compromise	227,144	185,096

Liabilities subject to compromise	—	427,719

Commitment and Contingencies—Notes 10 and 11
Stockholders' Equity (Deficit)
Preferred stock, 5 million shares authorized, no shares issued or outstanding at September 30, 2003	—	—
Common stock, 100 million shares authorized, 15 million shares issued and outstanding at September 30, 2003	2	197
Additional paid-in capital	269,998	3,874,166
Subscriptions receivable	(64)	(70)
Accumulated deficit	(5,395)	(4,119,304)
Unearned portion of deferred compensation	—	(551)
Treasury stock, at cost	—	(10,697)
Accumulated other comprehensive loss	(570)	(7,740)

Total stockholders' equity (deficit)	263,971	(263,999)

Total liabilities and stockholders' equity (deficit)	$491,115	$348,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company
		18 Days Ended July 18, 2003	Three Months Ended September 30, 2002
Revenues:
Licenses	$14,052	$1,050	$20,985
Maintenance	17,792	4,328	26,528
Consulting and training	3,376	821	12,524

Total revenues	35,220	6,199	60,037

Costs and Expenses:
Cost of licenses	310	75	1,366
Cost of maintenance	3,441	837	6,088
Cost of consulting and training	3,371	820	9,961
Sales and marketing	9,370	2,079	22,145
Research and development	5,917	1,439	12,387
General and administrative	7,901	1,917	19,895
Amortization of intangible assets	4,702	—	—
Restructuring, impairments and other	—	—	61,379

Total operating costs and expenses	35,012	7,167	133,221

Income (loss) from continuing operations before reorganization, interest, and income taxes	208	(968)	(73,184)
Reorganization items, net	(3,806)	386,148	14,227
Interest expense, net	(1,137)	(725)	(10,145)

Income (loss) from continuing operations before income taxes	(4,735)	384,455	(69,102)
Income tax expense on continuing operations	(660)	(1,144)	(2,563)

Income (loss) from continuing operations	(5,395)	383,311	(71,665)
Income from discontinued operations, net of income taxes	—	—	1,581

Net income (loss)	$(5,395)	$383,311	$(70,084)

Net income (loss) per share, basic:
Income (loss) per share from continuing operations	$(0.36)	$1.96	$(0.37)
Income per share from discontinued operations	—	—	0.01

Net income (loss) per share	$(0.36)	$1.96	$(0.36)

Basic shares used in computation	15,000	195,707	195,210

Net income (loss) per share, diluted:
Income (loss) per share from continuing operations	$(0.36)	$1.83	$(0.37)
Income per share from discontinued operations	—	—	0.01

Net income (loss) per share	$(0.36)	$1.83	$(0.36)

Diluted shares used in computation	15,000	209,368	195,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

		Predecessor Company
	Successor Company 74 Days Ended September 30, 2003
		109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Revenues:
Licenses	$14,052	$13,525	$33,986
Maintenance	17,792	29,176	49,290
Consulting and training	3,376	5,954	26,244

Total revenues	35,220	48,655	109,520

Costs and Expenses:
Cost of licenses	310	706	4,100
Cost of maintenance	3,441	5,152	12,513
Cost of consulting and training	3,371	5,289	21,602
Sales and marketing	9,370	14,588	63,589
Research and development	5,917	8,908	29,550
General and administrative	7,901	14,951	42,146
Amortization of intangible assets	4,702	—	—
Restructuring, impairments and other	—	(1,239)	69,919

Total operating costs and expenses	35,012	48,355	243,419

Income (loss) from continuing operations before reorganization, interest, and income taxes	208	300	(133,899)
Reorganization items, net	(3,806)	378,821	14,227
Interest expense, net	(1,137)	(4,088)	(23,370)

Income (loss) from continuing operations before income taxes	(4,735)	375,033	(143,042)
Income tax expense on continuing operations	(660)	(1,096)	(5,307)

Income (loss) from continuing operations	(5,395)	373,937	(148,349)
Income (loss) from discontinued operations, net of income taxes	—	252	(1,287)

Net income (loss)	$(5,395)	$374,189	$(149,636)

Net income (loss) per share, basic:
Income (loss) per share from continuing operations	$(0.36)	$1.91	$(0.76)
Loss per share from discontinued operations	—	—	(0.01)

Net income (loss) per share	$(0.36)	$1.91	$(0.77)

Basic shares used in computation	15,000	195,654	195,109

Net income (loss) per share, diluted:
Income (loss) per share from continuing operations	$(0.36)	$1.82	$(0.76)
Loss per share from discontinued operations	—	—	(0.01)

Net income (loss) per share	$(0.36)	$1.82	$(0.77)

Diluted shares used in computation	15,000	208,302	195,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company
		109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Cash flow from operating activities:
Income (loss) from continuing operations	$(5,395)	$373,937	$(148,349)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,522	2,252	7,734
Amortization of deferred compensation	—	551	11,281
Gain on sale of non-core product lines	—	—	(14,391)
Loss on disposal and impairment of fixed assets	—	217	31,957
Loss on lease abandonments	—	—	33,295
Gain on sale of investments	—	(1,239)	(323)
Effect of the plan of reorganization and revaluation of assets and liabilities	—	(393,901)	(16,105)
Cash used to pay reorganization items	—	(42,877)	—
Increase (decrease) in cash resulting from changes:
Accounts receivable	899	11,534	32,465
Other assets	2,128	7,831	(3,617)
Accounts payable	979	2,630	(6,017)
Accrued expenses	(7,067)	3,970	(4,698)
Deferred revenue	685	(11,131)	(19,807)

Net cash used in operating activities	(1,249)	(46,226)	(96,575)

Cash flow from investing activities:
Collection of notes receivable	—	—	239
Proceeds from sale of non-core product lines	—	—	12,348
Purchases of property, plant and equipment	(741)	(10)	(663)
Change in restricted cash	37	27,157	(4,306)
Maturities of short-term investments	—	—	17,606

Net cash provided by (used in) investing activities	(704)	27,147	25,224

Cash flow from financing activities:
Proceeds from debtor in possession financing	—	—	46,214
Advances from factored receivables	—	—	28,338
Repayments of factored receivables	(2,251)	(24,282)	(75,251)
Issuance of long-term debt	—	—	57,904
Repayment of long-term debt	—	(86,516)	(61,394)
Collection on subscriptions receivable	—	6	8,300
Bank overdraft	—	—	(12,445)
Issuance of common stock, employee plans	—	—	1,145

Net cash used in financing activities	(2,251)	(110,792)	(7,189)

Effect of exchange rate fluctuations on cash	(466)	1,057	2,103

Net cash flows from discontinued operations	—	2,565	8,745

Net decrease in cash and cash equivalents	(4,670)	(126,249)	(67,692)
Cash and cash equivalents, beginning of period	108,065	234,314	83,490

Cash and cash equivalents, end of period	$103,395	$108,065	$15,798

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

        From the Company's initial public offering in 1997 through the fiscal year ended March 31, 2002, Peregrine significantly expanded its product line through a series of acquisitions, broadening its business beyond its original core market. The Company began a major restructuring in 2002 amid concerns about liquidity. The non-core Supply Chain Enablement (Harbinger and Extricity) and Remedy businesses were sold in June 2002 and November 2002, respectively, and are treated as discontinued operations in the consolidated financial statements. During the fiscal year ended March 31, 2003, Peregrine sold other non-core product lines, including products used in fleet management, facility management, telecommunications management, and travel management. Peregrine's core software product suites, after divestiture of non-core products, are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine's products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine's products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

Fresh-Start Reporting

        As further described in Note 4, in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company adopted "fresh-start" reporting as of July 18, 2003, the date on which the Company's fourth amended plan of reorganization (Reorganization Plan) under Chapter 11 of the United States Bankruptcy Code was approved by the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The Company's emergence from Chapter 11 proceedings on August 7, 2003 called for a new basis of accounting. Under fresh-start reporting, the reorganization value of the entity is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at current interest rates. The effective date for this new treatment is considered to be the close of business on July 18, 2003 for financial reporting purposes. Results of operations presented for periods prior to and including July 18, 2003 pertain to the Company prior to its reorganization (Predecessor Company). Results of operations presented for periods subsequent to July 18, 2003 pertain to the Company after its reorganization (Successor Company). Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start accounting, the financial statements of the Company after July 18, 2003 are not comparable to the Company's financial statements for prior periods and are separated by a black line to highlight this lack of comparability. The Successor Company period from July 19, 2003 to September 30, 2003 is referred to as the "74 days ended September 30, 2003." The Predecessor Company periods from July 1, 2003 to July 18, 2003 and from April 1, 2003 to July 18, 2003 are referred to as the "18 days ended July 18, 2003" and the "109 days ended July 18, 2003," respectively.

Bankruptcy Proceedings and Restructuring Activities

        On September 22, 2002 (Petition Date), Peregrine and its wholly-owned subsidiary, Peregrine Remedy, Inc. (Remedy), filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. The Company's Reorganization Plan was confirmed by the Bankruptcy Court on July 18, 2003 (Plan Confirmation Date). Peregrine and Remedy emerged from bankruptcy law protection on August 7, 2003 (Plan Effective Date). For detailed information on the Company's bankruptcy proceedings and restructuring activities, please review the information contained in Note 2 of the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the period ended March 31, 2003, filed with the Securities and Exchange Commission on April 30, 2004 and incorporated herein by reference (Fiscal 2003 Form 10-K).

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

        In the opinion of the Company's management, the unaudited financial information for the interim periods presented reflects all normal recurring adjustments, discontinued operations and fresh-start adjustments that the Company considers necessary to give a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Fiscal 2003 Form 10-K. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

        The preparation of Peregrine's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

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

        As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of SOP 90-7 for the reporting periods subsequent to the Petition Date through adoption of fresh-start reporting. Pursuant to SOP 90-7, the financial statements were prepared on a going-concern basis that contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Predecessor Company was also required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the Petition Date that were subject to compromise from those that were not subject to compromise, as well as liabilities arising after the Petition Date. The Predecessor Company ceased to accrue interest on certain liabilities arising prior to the Petition Date if it did not expect to ultimately pay the interest. The liabilities that were affected by the Reorganization Plan were reported at the estimated allowed amounts under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items. Such items may continue and will be reported separately subsequent to the adoption of fresh-start reporting. Interest expense during Chapter 11 proceedings was accrued only to the extent that it was paid during the proceedings or to the extent that it was probable that it will be an allowed priority, secured, or unsecured claim. Under these terms, for the 18 days and 109 days ended July 18, 2003, the Predecessor Company did not accrue interest expense of $0.1 million and $0.5 million, respectively.

Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 104, issued by the Securities and Exchange Commission. Peregrine's revenue is derived principally from software product licensing and related services. The Company's standard end-user license agreement provides for an initial fee for product use in perpetuity. License fees are generally due upon the granting of the license. Service revenue is composed of fees from maintenance (technical support and software updates), professional services (consulting), and training.

        Revenue from license agreements with direct customers is recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; the fee is fixed or determinable; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and no other significant obligations of the Company to the customer exist. In certain circumstances, the Company may grant extended payment terms. If a payment is due more than ninety days after the license agreement is signed, the license fees are recognized as payments become due and payable provided all other conditions for revenue recognition are met. If provided in a license agreement, acceptance provisions generally grant customers a right of refund only if the licensed software does not perform in accordance with its published specifications. The Company believes the likelihood of non-acceptance in these situations is remote and generally recognizes revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance cannot be determined to be remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

        Revenue from maintenance services is recognized ratably over the term of the support period, generally one year. Consulting revenue is primarily related to installation and implementation services for the Company's software products, which are most often performed on a time and material basis under separate service agreements. Consulting services are not usually essential to the functionality of the software. Revenue from consulting and training services is recognized as the respective services are performed.

        For contracts with multiple obligations (e.g., current and future product delivery obligations, post-contract support or other services) the Company recognizes revenue using the residual method. Under the residual method, the Company allocates revenue to the undelivered elements of the contract based on vendor-specific objective evidence of their fair value. This objective evidence is the sales price of each element when sold separately or the annual renewal rate specified in the agreement for maintenance. The Company recognizes revenue allocated to undelivered products when all other criteria for revenue recognition have been met.

        The Company also derives revenue from the sale of its software licenses, maintenance and post-contract support services through distributors. Revenue from sales made through distributors is recognized when the distributors have sold the software licenses or services to their customers and the criteria for revenue recognition under SOP 97-2 are met. Revenue from maintenance and post-contract support services sold through distributors is recognized ratably over the contractual period with the end user.

Computation of Net Income (Loss) Per Share

        Computation of net income (loss) per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the Company to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity and debt securities. For the 74 days ended September 30, 2003, the Successor Company's diluted net loss per share excludes the effect of approximately 0.1 million shares issuable under employee stock options as inclusion would be anti-dilutive. For the three and six months ended September 30, 2002, the Predecessor Company's diluted net loss per share excludes the effect of approximately 0.4 million and 6.2 million shares, respectively, issuable under employee stock options; and 10.8 million and 10.8 million shares, respectively, issuable upon conversion of the convertible subordinated notes due November 2007, as inclusion would be anti-dilutive.

        A reconciliation of the numerators and denominators for diluted income per share from continuing operations calculations for the Predecessor Company for the 18 days and 109 days ended July 18, 2003 is presented below (in thousands):

	Predecessor
	18 Days Ended July 18, 2003	109 Days Ended July 18, 2003
Numerator:
Income from continuing operations for computation of basic income per share from continuing operations	$383,311	$373,937
Add back interest expense on convertible subordinated notes	732	4,435

Income from continuing operations for computation of diluted income per share from continuing operations	$384,043	$378,372

Denominator:
Weighted-average shares for computation of basic income per share from continuing operations	195,707	195,654
Unvested restricted shares	1,231	1,284
Incremental shares on assumed exercise of stock options, using the treasury stock method	1,630	564
Incremental shares on assumed conversion of subordinated notes	10,800	10,800

Weighted-average shares for computation of diluted income per share from continuing operations	209,368	208,302

Recapitalization

        Pursuant to the Reorganization Plan, the Company was recapitalized effective August 7, 2003. In accordance with the Reorganization Plan, 15 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of the Company's old common stock received 4,016,250 new shares, or one share of the Company's new common stock for every 48.7548 shares of the old common stock held. Historical shares and per-share amounts have not been restated to reflect this recapitalization.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123."

        The following tables illustrate the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

Three Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company
		18 Days Ended July 18, 2003	Three Months Ended September 30, 2002
Net income (loss), as reported	$(5,395)	$383,311	$(70,084)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	508	9,444
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(515)	(29,293)

Pro forma net income (loss)	$(5,513)	$383,304	$(89,933)

Net income (loss) per share:
Basic—as reported	$(0.36)	$1.96	$(0.36)
Basic—pro forma	$(0.37)	$1.96	$(0.46)
Diluted—as reported	$(0.36)	$1.83	$(0.36)
Diluted—pro forma	$(0.37)	$1.83	$(0.46)

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company
		109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Net income (loss), as reported	$(5,395)	$374,189	$(149,636)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	551	17,923
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(597)	(58,769)

Pro forma net income (loss)	$(5,513)	$374,143	$(190,482)

Net income (loss) per share:
Basic—as reported	$(0.36)	$1.91	$(0.77)
Basic—pro forma	$(0.37)	$1.91	$(0.98)
Diluted—as reported	$(0.36)	$1.82	$(0.77)
Diluted—pro forma	$(0.37)	$1.82	$(0.98)

Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Foreign currency translation adjustments are the Company's only source of accumulated other comprehensive income (loss) for the periods presented. Comprehensive income (loss) consists of the following (in thousands):

Three Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company
		18 Days Ended July 18, 2003	Three Months Ended September 30, 2002
Net income (loss), as reported	$(5,395)	$383,311	$(70,084)
Foreign currency translation	(570)	—	(3,497)

Comprehensive income (loss)	$(5,965)	$383,311	$(73,581)

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company
		109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Net income (loss), as reported	$(5,395)	$374,189	$(149,636)
Foreign currency translation	(570)	956	(6,949)

Comprehensive income (loss)	$(5,965)	$375,145	$(156,585)

Recent Accounting Pronouncements

        Fresh-start treatment requires that the Company adopt, as of the fresh-start effective date, all changes in accounting principles that the Company would otherwise be required to adopt within the twelve-month period following fresh-start adoption; however, for the Company, no changes in accounting principles fell into this category.

3.     Discontinued Operations

        In February 2002, Peregrine's Board of Directors approved management's plans to discontinue the operations and business of the Company's SCE business. In accordance with APB 30, Peregrine has reported the results of operations of the SCE business as discontinued operations. The SCE business primarily comprised assets acquired in the Harbinger and Extricity transactions and offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned subsidiary, Peregrine Connectivity (the SCE business) to PCI International, Inc. (PCI), an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash, before transaction costs, resulting in a loss on disposal of $47.8 million, including a $13.9 million accrual at March 31, 2002 for the estimated fiscal 2003 loss from operations during the phase-out period. In connection with the SCE sale, the Company also licensed to PCI certain intellectual property rights acquired in the Extricity acquisition.

        In September 2002, the Company and Remedy entered into an agreement (Sale Agreement) with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to adjustments provided for in the Sale Agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. An indemnification holdback of $10 million of the sale's proceeds was placed into escrow for BMC through November 2003 as specified in the Sale Agreement.

        Results of discontinued operations are presented below (in thousands):

Three Months

Predecessor Company
Three Months Ended September 30, 2002
Revenue	$53,133
Operating costs and expenses	(50,501)
Interest and other expenses	(1,051)

Income from discontinued operations, net of income taxes	$1,581

Six Months

	Predecessor Company
	109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Revenue	$252	$125,841
Operating costs and expenses	—	(136,896)
Phase-out loss accrual adjustment	—	13,881
Interest and other expenses	—	(2,143)
Income taxes	—	(45)

Income from operations	252	638
Loss on disposal, net of $0 in income taxes	—	(1,925)

Income (loss) from discontinued operations, net of income taxes	$252	$(1,287)

        All remaining assets and liabilities pertaining to discontinued operations at March 31, 2003 were current in nature. Assets consist of the indemnification holdback of $10.0 million and trade receivables of $2.0 million at September 30, 2003. Liabilities are primarily tax-related payables. Predecessor Company revenues for the 109 days ended July 18, 2003 relate to the collection of a trade receivable that had extended payment terms. In connection with the Company's adoption of fresh-start reporting (see Note 4), all surviving assets and liabilities were reclassified to appropriate functional account balances. At September 30, 2003, the indemnification holdback of $10.0 million and the trade receivables of $2.0 million are included in other current assets, and the tax-related liabilities of approximately $12 million are included in accrued liabilities. The indemnification holdback and trade receivables were collected during the quarter ended December 31, 2003.

4.     Fresh-Start Reporting

        The Company adopted the fresh-start reporting provisions of SOP 90-7 on July 18, 2003. Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan, and it became effective August 7, 2003. As there were no material unsatisfied conditions existing as of July 18, 2003, the confirmation date of the Reorganization Plan, the Company adopted the fresh-start reporting provisions of SOP 90-7 on the Confirmation Date, which resulted in a new reporting basis for accounting purposes. Fresh-start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value. Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as reorganization value in excess of amounts allocable to identified assets. As described below, the fair value of the new common stock for the reorganized Company was determined to be $270 million, which represents the business enterprise value (BEV) adjusted for, among other items, debt financing net of cash. The new debt totals $83 million, including secured factor loans, senior notes and non-interest bearing notes issued to satisfy pre-petition debt.

        With the assistance of third-party financial advisors, management determined that the Company's BEV was within the range of $245 million to $309 million. For purposes of applying SOP 90-7, the Company has used a BEV of $277 million, representing management's best estimate of the Company's reorganized BEV. The BEV was based primarily on a discounted cash flow analysis using projected financial information. The valuation relied on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

        Once the BEV was determined, it was used to calculate the Company's reorganization value of approximately $504 million, which equals the value of the new common stock of approximately $270 million and the value of total liabilities of approximately $234 million as of July 18, 2003, including the new debt of $83 million. The new equity value was derived from the BEV adjusted for, among other items, debt financing net of cash.

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by assisting management in its determination of the fair market value of the Company's intangible assets. Fair value adjustments affect the value of current assets, property and equipment, intangible assets, accrued liabilities and deferred revenue. Identifiable intangible assets consist of developed technology, trademarks and trade names, maintenance contracts and customer lists, and their useful lives range from five to six years. Reorganization value in excess of amounts allocable to identified assets will not be amortized, but will be subject to periodic evaluation for impairment. The effects of the Reorganization Plan and the application of fresh-start reporting on the Company's consolidated balance sheet as of July 18, 2003 are as follows (dollars in thousands):

	Predecessor Company	Effects of Reorganization Plan		Fresh-start Valuation		Successor Company
ASSETS
Current Assets:
Cash and cash equivalents	$224,534	$(116,469	)(a)(b)(c)(d)(e)	$—		$108,065
Cash—restricted	32,504	(29,719	)(c)	—		2,785
Accounts receivable, net	31,751	—		—		31,751
Assets of discontinued operations	12,000	—		(12,000	)(g)	—
Deferred taxes	—	—		9,261	(h)	9,261
Other current assets	6,441	—		22,187	(g)(j)	28,628

Total current assets	307,230	(146,188)		19,448		180,490
Property and equipment, net	9,278	—		(846)		8,432
Identifiable intangible assets, net	—	—		125,100	(h)	125,100
Reorganization value in excess of amounts allocable to identified assets	—	—		184,129	(h)	184,129
Investments and other assets	4,696	(1,999)	(c)	3,571	(k)	6,268

Total assets	$321,204	$(148,187)		$331,402		$504,419

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,199	$2,185	(e)	$—		$10,384
Accrued expenses	68,542	4,158	(e)	2,838	(g)	75,538
Liabilities of discontinued operations	13,520	(371)		(13,149	)(g)	—
Current portion of deferred revenue	66,786	—		(22,169	)(i)	44,617
Current portion of notes payable	—	26,988	(a)(c)(d)(e)	—		26,988

Total current liabilities	157,047	32,960		(32,480)		157,527

Non-current Liabilities:
Deferred revenue, net of current portion	15,404	—		(5,167	)(i)	10,237
Notes payable, net of current portion	—	56,178	(a)(c)(d)(e)	—		56,178
Deferred taxes	—	—		10,541	(h)	10,541

Total non-current liabilities	15,404	56,178		5,374		76,956

Liabilities subject to compromise	424,649	(424,649	)(a)(b)(c)(d)(e)	—		—

Total liabilities	597,100	(335,511)		(27,106)		234,483

Stockholders' Equity (Deficit)
Common stock	197	(195	)(f)	—		2
Additional paid-in capital	3,874,166	(3,604,168	)(a)(b)(f)	—		269,998
Subscriptions receivable	(64)	—		—		(64)
Accumulated deficit	(4,132,215)	3,773,707	(c)(f)	358,508	(h)(i)(j)(k)	—
Unearned portion of deferred compensation	(499)	499	(f)	—		—
Treasury stock	(10,697)	10,697	(f)	—		—
Accumulated other comprehensive loss	(6,784)	6,784	(f)	—		—

Total stockholders' equity (deficit)	(275,896)	187,324		358,508		269,936

Total liabilities and stockholders' equity (deficit)	$321,204	$(148,187)		$331,402		$504,419

(a)
To record the settlement of the $270.0 million of 5.5% convertible subordinated notes due November 2007 and accrued interest of $17.6 million through the payment of $86.6 million in cash, issuance of 9.45 million shares of new common stock and $58.8 million of 6.5% senior notes due in equal semi-annual principal installments through August 2007.

(b)
Represents the settlement of pre-petition shareholder litigation of $18.8 million through the issuance of approximately 1 million shares of new common stock and payment of $3.2 million in cash.

(c)
Represents the settlement of the pre-petition Motive claim of $26.9 million through the payment of $4 million in cash, issuance of $5 million in notes and return of the Company's investment in Motive of $2 million. In connection with the settlement Motive returned 1 million old common shares to the Company and the Company released $29.7 million of restricted cash. The settlement resulted in a gain of approximately $17 million on discharge of debt.

(d)
To record payments made to extinguish pre-petition factor notes of $16.4 million and establish factor notes of $11.8 million, net of discount.

(e)
To record the settlement of various pre-petition claims of $63.1 million through the payment of $29.8 million in cash, establishment of accounts payable and accrued liabilities of $6.3 million and notes payable, net of discount, of $8.4 million. The settlement resulted in a gain on discharge of approximately $18 million.

(f)
To record the issuance of new common shares for old common shares.

(g)
To reclassify the indemnification holdback of $10.0 million and trade receivables of $2.0 million associated with discontinued operations to other current assets, and tax-related liabilities to accrued liabilities.

(h)
To record the fair value of identifiable assets and related deferred taxes, and the reorganization value in excess of amounts allocated to identified assets.

(i)
To reduce deferred revenue to fair value comprising $20.7 million, $6.3 million and $0.3 million for license, maintenance and consulting and training revenues, respectively.

(j)
To record fair value of long-term installment sales of $10.2 million.

(k)
To record fair value adjustment to investments of $3.6 million.

5.     Liabilities Subject to Compromise

        The term liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings (see Note 1). These amounts represent the Company's estimate of known and potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. These claims remain subject to future adjustments. Adjustments may result from settlements, actions of the Bankruptcy Court such as reclassification of claims, rejection of executory contracts and unexpired leases, the determination of the value of any collateral securing claims, proofs of claim or other events. It is possible that such adjustments may be material. Payment terms for these amounts were established in connection with the Chapter 11 proceedings.

        Liabilities subject to compromise consist of the following (in thousands):

	Predecessor Company, July 18, 2003	Predecessor Company, March 31, 2003
Bank loans—factor arrangements	$28,156	$35,847
Motive claim	26,944	26,944
General unsecured claims	63,113	63,113
Stockholder litigation settlement	18,821	18,821
Convertible subordinated notes, including accrued interest	287,615	282,994

Liabilities subject to compromise	424,649	427,719
Effects of reorganization plan (see Note 4)	(424,649)	—

Liabilities subject to compromise	$—	$427,719

6.     Reorganization Items

        As described in Note 1, on September 22, 2002, Peregrine Systems, Inc. and its wholly-owned Peregrine Remedy, Inc. subsidiary filed for voluntary protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the Company's Chapter 11 filing, its financial accounting has been subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items. Reorganization items, net for the Successor Company consist entirely of professional fees directly related to the bankruptcy filing. Reorganization items, net for the Predecessor Company consist of the following (in thousands):

Three Months

	Predecessor Company
	18 Days Ended July 18, 2003	Three Months Ended September 30, 2002
Professional fees	$(952)	$(1,743)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write-off of debt issuance costs	—	(5,435)
Employee retention and benefits	(6,302)	—
Acceleration of deferred compensation charges	(499)	—
Gains on settlements with creditors	35,393	—
Increase to fresh-start basis of assets and liabilities	358,508	—

	$386,148	$14,227

Six Months

	Predecessor Company
	109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Professional fees	$(8,279)	$(1,743)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write-off of debt issuance costs	—	(5,435)
Employee retention and benefits	(6,302)	—
Acceleration of deferred compensation charges	(499)	—
Gains on settlements with creditors	35,393	—
Increase to fresh-start basis of assets and liabilities	358,508	—

	$378,821	$14,227

        For the 18 days ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $386.1 million. Of this gain, $358.5 million resulted from the fair value adjustments to the Company's assets and liabilities with the adoption of fresh-start reporting. The Company also recognized a $35.4 million gain on its settlement with creditors upon exiting bankruptcy proceedings. These gains were partially offset by costs directly related to the implementation of the Company's Reorganization Plan.

        For the 109 days ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $378.8 million. Of this gain, $358.5 million resulted from the fair value adjustments to the Company's assets and liabilities with the adoption of fresh-start reporting. The Company also recognized a $35.4 million gain on its settlement with creditors upon exiting bankruptcy proceedings. These gains were partially offset by costs directly related to the implementation of the Company's Reorganization Plan.

        In fiscal 2003 periods, the Company recorded a net reorganization gain of $14.2 million. Net reorganization items include charges of $1.7 million for professional fees directly related to the Chapter 11 filing and a $5.4 million write-off of debt issuance costs. These charges were reduced by a $21.4 million gain resulting from the reversal of a fiscal 2002 exit cost provision related to an abandoned facility that will be settled in a more favorable fashion, as the accrued cost was reduced to the allowed claim amount upon the Chapter 11 filing.

7.     Restructuring, Impairments and Other

        Restructuring, impairments and other for the Predecessor Company consist of the following (in thousands):

Three Months

Predecessor Company
Three Months Ended September 30, 2002
Gain on sale of investments	$(76)
Gain on sale of non-core product lines	(14,391)
Loss from abandoned fixed assets	31,954
Loss from abandoned leases	25,673
Employee severance	18,213
Other	6

$61,379

Six Months

	Predecessor Company
	109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Gain on sale of investments	$(1,239)	$(323)
Gain on sale of non-core product lines	—	(14,391)
Loss from abandoned fixed assets	—	31,957
Loss from abandoned leases	—	33,295
Employee severance	—	19,350
Other	—	31

	$(1,239)	$69,919

        For the Predecessor Company's 109 days ended July 18, 2003, restructuring, impairments and other represented a gain realized upon the sale of certain minority investments in other companies.

        During June 2002, the Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and to focus operations on the core market. Employee severance charges include amounts paid to former employees who were laid off during the three months and six months ended September 30, 2002 in connection with the Company's downsizing. Amounts were expensed when the employees were notified of their termination, as management had not approved a detailed restructuring plan that would allow the accrual of employee severance payments prior to employee termination notification.

        The Company also decided to abandon numerous facilities in both domestic and foreign locations. At March 31, 2003, the remaining restructuring accrual was $5.9 million, which related primarily to foreign lease settlements. In the six month period ended September 30, 2003, the Company paid approximately $2.6 million in lease termination settlements, leaving a balance of $3.3 million in the restructuring accrual at September 30, 2003. The remaining accrual will be paid during the remainder of fiscal 2004.

8.     Identifiable Intangible Assets

        Identifiable intangible assets of the Successor Company consisted of the following at September 30, 2003 (in thousands):

Developed technology	$53,400
Trademarks and trade names	6,900
Maintenance contracts	33,600
Customer lists	31,200

125,100
Less accumulated amortization	(4,702)

$120,398

9.     Income Taxes

        The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

        The effective tax rates for the 74 days ended September 30, 2003 of the Successor Company and for the 18 and 109 days ended July 18, 2003 of the Predecessor Company were approximately (13.9)%, 0.3% and 0.3%, respectively. The Company's income tax expense relates primarily to foreign taxes paid for which no offsetting tax benefits are available. During these periods, the Company did not recognize any benefit from federal or state income tax losses, because future benefit from losses was not likely to be realized. If tax benefits accrued by the Predecessor Company are realized in future periods, the benefit will be recorded as a reduction to reorganization value in excess of amounts allocable to identified assets.

        The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance on a majority of net deferred tax asset balances as of September 30, 2003 and on substantially all of its net deferred tax asset balance as of March 31, 2003, because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carry-forwards, before they expire. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        Because of its size and the nature of its business, the Company is subject to routine compliance reviews by the Internal Revenue Service and other taxing authorities on various tax matters, including challenges to various positions the Company asserts. The Company has accrued monies for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid, which it updates over time as more information becomes available. A significant portion of the Company's taxes payable balance comprises tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations. While the Company believes it has adequately accrued monies for tax contingencies, the taxing authorities may assert that the Company owes taxes in excess of the reserves it has established.

10.   Commitments

        The Successor Company leases certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require the Successor Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Future minimum lease payments under non-cancelable operating leases (net of sublease payments) for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through 2008 totaled $2.7 million, $4.6 million, $4.2 million, $4.0 million and $3.9 million, respectively, and $20.8 million thereafter.

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

11.   Contingent Liabilities

Bankruptcy Claims

        Approximately 1,200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Since August 2003, the Company has been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that it believes are without merit or asserted for an inflated amount. The Company has also been negotiating settlements to various claims. This process is expected to continue for several months. Through September 30, 2004, the Company has paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $375 million (including approximately $133 million of duplicate, erroneous and otherwise invalid claims). Under the Reorganization Plan, Class 8 claims are general unsecured claims. To resolve these claims the Company has paid or agreed to pay over time approximately $43 million in cash. As of September 30, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $9 million remaining to be resolved. There were also approximately $0.5 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount, and such claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by the Company is uncertain. The Company believes that its reserve is adequate to cover future payments of the Class 8 claims as well as the remaining priority and administrative claims. Management also believes that the aggregate payout of the Class 8 claims should be within and possibly below the range of likely payouts, of between $49 million and $65 million, determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts would have an adverse effect on the Company's liquidity and financial condition. Because claims are still in dispute, the Company is unable to predict the ultimate payment amount or the period over which payments would be made.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3 million related to the Company's use of Microsoft products in the period prior to the bankruptcy law filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after the Company's bankruptcy law filing. The Company agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, Peregrine filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, the Company engaged in settlement negotiations with Microsoft. In November 2003 the Company entered into a new enterprise license agreement with Microsoft. In June 2004 Peregrine entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and the Company granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement had previously been reserved as liabilities subject to compromise in the consolidated balance sheet.

Securities and Exchange Commission Enforcement Actions and Federal Investigations

        In June and July 2003, the Company entered into agreements to settle a civil action brought against it by the Securities and Exchange Commission (SEC). Under terms of the settlement, the Company agreed to:

  •
  be enjoined from violating federal securities laws;

  •
  comply on an accelerated basis with the rules regarding management's reporting on internal controls in accordance with the Sarbanes-Oxley Act of 2002;

  •
  retain an internal auditor to assist with the accurate reporting of financial results;

  •
  establish a corporate compliance program and retain a compliance officer to perform a continuing review of the effectiveness of its governance systems;

  •
  commence a training program for its officers and employees to prevent violations of federal securities laws; and

  •
  make a public statement disclosing the condition of the Company's internal control structure and its procedures for financial reporting on the effective date of the Company's Reorganization Plan.

        Because the Company is not current in its periodic reporting obligations to the SEC, it is not in compliance with the requirement of the settlement relating to violation of the federal securities laws. While the Company remains in discussions with the SEC, it cannot ensure that a further enforcement action will not be brought against it. Responding to any such enforcement action could be expensive and time-consuming for management and could damage the Company's reputation and ability to generate sales.

        Since November 2002, five former employees of the Company have pleaded guilty to felonies as part of the government's ongoing investigation: a former treasury department employee who pleaded guilty to charges of conspiracy to commit bank fraud; the former CFO who pleaded guilty to charges of conspiracy to commit securities fraud; a former sales executive who pleaded guilty to charges of conspiracy to commit securities fraud; a former sales executive who pleaded guilty to charges of obstruction of justice; and the former treasurer who pleaded guilty to charges of conspiracy to commit wire fraud. In addition, eight former executives of the Company, including the Company's former CEO, one employee of the Company's former outside audit firm, and two employees of the Company's former business partners have been indicted on federal charges of conspiracy to commit securities fraud, securities fraud, wire fraud, bank fraud and falsifying books and records. The SEC filed civil suits against most of these individuals alleging related violations of the federal securities laws and rules under various theories of financial fraud, insider trading, falsification of books and records and financial reporting violations.

        The SEC and the Department of Justice (DOJ) are continuing their investigations into a number of individuals, including certain former employees and directors and possibly current employees. While the Company is fully cooperating with the SEC and the DOJ in their investigations, it is possible that the SEC could bring civil actions against current employees or that the DOJ could bring criminal charges against the Company or current employees. Any such actions or charges could damage the Company's reputation among existing and potential customers, Peregrine's revenues, and employee morale.

Luddy v. Peregrine

        In May 2004, Frederic Luddy, the Company's former chief technology officer, filed a complaint against the Company in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in a class action filed on behalf of former Peregrine stockholders under the federal securities laws, pending in the United States District Court for the Southern District of California (the Federal Securities Action), and in an action filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). These actions seek to recover monetary damages from Mr. Luddy based on pre-bankruptcy events. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse Mr. Luddy for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming the Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. The Company also filed a motion in Bankruptcy Court to dismiss the complaint on the basis that, among other things, Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of the Reorganization Plan. On August 9, 2004, Mr. Luddy filed a unilateral dismissal of his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as his prior complaint. The Company has removed Mr. Luddy's new complaint to the Bankruptcy Court and has filed a motion to dismiss the complaint. The Company believes Mr. Luddy's claims are without merit and intends to vigorously defend against his complaint. While the ultimate outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company's financial position, results of operations or liquidity.

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

        The information contained in this section is generally limited to the reporting periods covered by this report. Please note, however, that given the importance of liquidity to a company that has recently emerged from bankruptcy proceedings, we have supplemented our discussion of liquidity and capital resources for the first two quarters of fiscal 2004 and 2003 with a more current discussion of our liquidity and capital resources as of September 30, 2004.

        Some of the financial results described in this section are historical. Until our periodic reports are up to date, investors will not have current financial information. For this reason, and based on the other risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2003, we believe trading in our securities at this time is highly speculative and involves a high degree of risk.

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

  •
  Harbinger Corporation in June 2000 for approximately $1.8 billion;

  •
  Loran Network Holding Corporation in September 2000 for approximately $88.1 million;

  •
  IBM Corporation's Tivoli Service Desk suite of products in December 2000 for a total net price of approximately $50.2 million;

  •
  Extricity, Inc. in April 2001 for approximately $185.2 million; and

  •
  Remedy Corporation in August 2001 for approximately $1.4 billion.

        As our operations grew through these acquisitions, our operating costs increased significantly. At the same time, the software industry began a downturn and we faced a challenging sales environment. These factors created a liquidity crisis for us that was exacerbated by covenant defaults under our credit facility as of the quarter ended December 31, 2001. This resulted in our required repayment of approximately $100 million of outstanding debt.

        In January 2002, the Securities and Exchange Commission began an informal investigation into Peregrine and our former chief executive officer pertaining to transactions with Critical Path, Inc. that had taken place in the first half of fiscal 2001 and involved approximately $3.3 million in aggregate Peregrine revenue. In February 2002, Peregrine's Audit Committee initiated an independent investigation into the transactions with Critical Path. In early May 2002, the Audit Committee and, upon the Audit Committee's recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of our chief executive officer and chief financial officer at that time, among others, and publicly disclosed that we were conducting an internal investigation into potential accounting irregularities or frauds, including alleged accounting abuses by our senior management resulting in a substantive overstatement of revenue in prior periods. In mid-May 2002, we announced that we would restate our consolidated financial statements for all of fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods and that our financial statements and related audit reports for the restatement period should not be relied upon.

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

        As a result of our bankruptcy law filing under Chapter 11, we were subject to the provisions of Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, we were required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the September 22, 2002 petition date that were subject to compromise from those that are not as well as liabilities arising post-petition. The liabilities that may be affected by the Reorganization Plan were reported at the estimated amounts that will be allowed under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items.

        As described in Note 4 of our notes to condensed consolidated interim financial statements included in this report, our Reorganization Plan was confirmed by the Bankruptcy Court on July 18, 2003 and was effective August 7, 2003. We have applied the fresh-start reporting provisions of SOP 90-7 in the quarter ended September 30, 2003. The effect of fresh-start reporting is discussed in Notes 1 and 4 of our notes to condensed consolidated interim financial statements included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Fresh-Start,

  •
  Revenue Recognition,

  •
  Valuation of Long-Lived Assets,

  •
  Legal Contingencies, and

  •
  Accounting for Income Taxes.

Fresh-Start

        We adopted the fresh-start reporting provisions of SOP 90-7 on July 18, 2003. This resulted in a new basis of accounting. Under fresh-start accounting, the reorganization value of the entity, as described below, is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at current interest rates. The determination of the reorganization value and fair value of assets relies on a number of estimates and assumptions, the ultimate outcome of which are inherently subject to significant uncertainties and contingencies beyond our control.

        Reorganization value is the fair value of the entity before considering liabilities, and it approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. With the assistance of third-party financial advisors, we determined the fair value of the new common stock for the reorganized Company to be $270 million, which represents the business enterprise value (BEV) adjusted for debt financing net of cash. For purposes of applying SOP 90-7, we used a BEV of $277 million, representing our best estimate of the Company's reorganized BEV.

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Financial Accounting Standards (FAS) No. 141. We engaged an independent appraiser to assist in determining the fair market value of our identifiable intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. The fair value of these identifiable intangible assets was estimated to be $125 million and was determined using the Company's estimated future cash flow discounted at the Company's weighted cost of capital of 12.0%. The identifiable intangible assets have estimated useful lives ranging from five to six years.

        Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as reorganization value in excess of amounts allocable to identified assets. Reorganization value in excess of amounts allocable to identified assets will not be amortized, but will be subject to periodic evaluation for impairment at least annually.

  Accounting for Income Taxes

        Significant judgment is required in determining our worldwide income tax provision. In a global business, there are many transactions and calculations in which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and segregation of foreign and domestic income and expense to avoid double taxation. We have accrued reserves for tax contingencies based upon our estimates of the tax ultimately to be paid. This estimate is updated as more information become available. While these estimates are based upon the information available when these statements are issued, no assurance can be given that the final tax outcome of these matters will not differ from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period for which such determination is made.

        We have recorded a valuation allowance on a majority of net deferred tax asset balances as of September 30, 2003 and on substantially all of our net deferred tax asset balance as of March 31, 2003, because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carry forwards, before they expire. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Other Critical Accounting Policies

        For a description of our critical accounting policies regarding revenue recognition, valuation of long-lived assets and legal contingencies, please refer to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

RESULTS OF OPERATIONS

        As stated above, on July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan and it became effective on August 7, 2003. Results of operations presented for periods prior to and including July 18, 2003 pertain to our company prior to its reorganization (our Predecessor Company). The results of operations presented for periods after July 18, 2003 pertain to our company after its reorganization (our Successor Company). Where discussion applies to both the Predecessor Company and the Successor Company, we refer to the Company. As a result of the implementation of fresh-start accounting on July 18, 2003, the Successor Company's results of operations are not comparable to results reported in prior periods for the Predecessor Company, because of differences in the basis of accounting and the capital structure for the Predecessor Company and the Successor Company. See Note 4 of our notes to condensed consolidated interim financial statements included in this report for additional information about the consummation of the Reorganization Plan and implementation of fresh-start accounting.

        As required by Item 303(b) of Regulation S-K, the discussion and analysis of results of operations covers all periods for which financial statements are presented, even those that relate to periods shorter than full three- and six-month periods. However, for clarity of presentation, where the adoption of fresh-start reporting did not have a material effect, we have only compared the results of operations of our Successor Company and Predecessor Company on a combined basis for the three-and six-month periods ended September 30, 2003 with the historical results of operations of the Predecessor Company for the three- and six-month periods ended September 30, 2002.

        The discussion and analysis of results of operations for the shortened periods are not directly comparable to the full three- and six-month periods in the prior fiscal year. For example, our Successor Company's license revenue, maintenance revenue, amortization, income taxes, discontinued operations and reorganization items, net were all affected by the adoption of fresh-start accounting. In order to provide an informative comparison of results of operations with our Predecessor Company's results for the three-month period ended September 30, 2002, our Predecessor Company's results of operations are presented for the 18-day period ended July 18, 2003 beside our Successor Company's results of operations for the 74-day period ended September 30, 2003, as well as on a pro forma combined basis for the combined three-month period. Similarly, our Predecessor Company's results of operations are presented for the 109-day period ended July 18, 2003 beside our Successor Company's results of operations for the 74-day period ended September 30, 2003, as well as on a pro forma combined basis for the combined six-month period, in order to facilitate a comparison with our Predecessor Company's results of operations for the six-month period ended September 30, 2002. This information is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined financial information does not reflect the results of operations that either our Predecessor Company or our Successor Company would have achieved for the full fiscal 2004 three- and six-month periods. The pro forma combined financial information for the three- and six-month periods ended September 30, 2003 is presented on a merely additive basis and does not give pro forma effect to our Predecessor Company's results as if the consummation of the Reorganization Plan and the related fresh-start and other adjustments had occurred at the beginning of the period presented.

        With the adoption of fresh-start accounting, our Successor Company's assets and liabilities have been adjusted to their estimated fair value as of July 18, 2003, which may not be comparable to the recorded value for these assets and liabilities presented for our Predecessor Company. In addition, our Successor Company has a significantly different capital structure than our Predecessor Company as a result of the Reorganization Plan and the adoption of fresh-start accounting. See Note 4 of the notes to our condensed consolidated interim financial statements included in this report for a reconciliation of the adjustments recorded in connection with the adoption of fresh-start reporting as of July 18, 2003.

        The following tables set forth, for the periods indicated, selected consolidated statement of operations data as a percentage of total revenue.

Three Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003	Predecessor Company Three Months Ended September 30, 2002
Revenues:
Licenses	39.9%	17.0%	36.5%	34.9%
Maintenance	50.5%	69.8%	53.4%	44.2%
Consulting and training	9.6%	13.2%	10.1%	20.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	0.9%	1.2%	0.9%	2.3%
Cost of maintenance	9.8%	13.5%	10.3%	10.1%
Cost of consulting and training	9.6%	13.2%	10.1%	16.6%
Sales and marketing	26.6%	33.5%	27.6%	36.9%
Research and development	16.8%	23.2%	17.8%	20.6%
General and administrative	22.4%	30.9%	23.7%	33.1%
Amortization of intangibles	13.4%	0.0%	11.4%	0.0%
Restructuring, impairments, and other	0.0%	0.0%	0.0%	102.2%

Total operating costs and expenses	99.5%	115.5%	101.8%	221.8%

Income (loss) from continuing operations before reorganization, interest and income taxes	0.5%	(15.5)%	(1.8)%	(121.8)%
Reorganization items, net	(10.8)%	6,229.2%	923.1%	23.7%
Interest expense, net	(3.2)%	(11.7)%	(4.5)%	(16.9)%

Income (loss) from continuing operations before income taxes	(13.5)%	6,202.0%	916.8%	(115.0)%
Income tax expense on continuing operations	(1.9)%	(18.5)%	(4.4)%	(4.3)%

Income (loss) from continuing operations	(15.4)%	6183.5%	912.4%	(119.3)%
Income from discontinued operations, net of income taxes	0.0%	0.0%	0.0%	2.6%

Net income (loss)	(15.4)%	6,183.5%	912.4%	(116.7)%

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003	Predecessor Company Six Months Ended September 30, 2002
Revenues:
Licenses	39.9%	27.8%	32.9%	31.0%
Maintenance	50.5%	60.0%	56.0%	45.0%
Consulting and training	9.6%	12.2%	11.1%	24.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	0.9%	1.5%	1.2%	3.7%
Cost of maintenance	9.8%	10.6%	10.2%	11.4%
Cost of consulting and training	9.6%	10.9%	10.3%	19.7%
Sales and marketing	26.6%	30.0%	28.6%	58.1%
Research and development	16.8%	18.3%	17.7%	27.0%
General and administrative	22.4%	30.7%	27.2%	38.5%
Amortization of intangibles	13.4%	0.0%	5.6%	0.0%
Restructuring, impairments and other	0.0%	(2.5)%	(1.5)%	63.8%

Total operating costs and expenses	99.5%	99.5%	99.3%	222.2%

Income (loss) from continuing operations before reorganization, interest and income taxes	0.5%	0.5%	0.7%	(122.2)%
Reorganization items, net	(10.8)%	778.6%	447.1%	13.0%
Interest expense, net	(3.2)%	(8.4)%	(6.2)%	(21.3)%

Income (loss) from continuing operations before income taxes	(13.5)%	770.7%	441.6%	(130.5)%
Income tax expense on continuing operations	(1.9)%	(2.3)%	(2.1)%	(4.8)%

Income (loss) from continuing operations	(15.4)%	768.4%	439.5%	(135.3)%
Income (loss) from discontinued operations, net of income taxes	0.0%	0.5%	0.3%	(1.2)%

Net income (loss)	(15.4)%	768.9%	439.8%	(136.5)%

COMPARISON OF RESULTS OF OPERATIONS

REVENUES

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services. The results for the 18-day and 109-day periods ended July 18, 2003, and the 74-day period ended September 30, 2003, do not include revenue for non-core product lines that were sold prior to those periods in the fiscal year ended March 31, 2003 (fiscal 2003).

  Predecessor Company

        Revenue totaled $6.2 million for the 18-day period ended July 18, 2003. All of this was related to core products (i.e., all products excluding non-core product lines divested during fiscal 2003). Revenue for the 18-day period ended July 18, 2003 included $0.6 million for license transactions entered into prior to fiscal 2003, but for which all revenue recognition criteria were not satisfied until the subsequent period. Revenue totaled $48.7 million for the 109-day period ended July 18, 2003, all of which was related to core products. Revenue for the 109-day period ended July 18, 2003 includes $5.6 million of revenue for license transactions entered into prior to fiscal 2003, but for which all revenue recognition criteria were not satisfied until the subsequent period.

  Successor Company

        Revenue totaled $35.2 million for the 74-day period ended September 30, 2003, all of which was related to core products.

  Pro Forma Combined Revenues for the Three- and Six-Month Periods Ended September 30, 2003 and Predecessor Company Revenues for the Three- and Six-Month Periods Ended September 30, 2002 (dollars in thousands)

Three Months

		Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003	Predecessor Company Three Months Ended September 30, 2002
	Successor Company 74 Days Ended September 30, 2003
					Change
					Amount	Percent
Total revenue
Core	$35,220	$6,199	$41,419	$56,197	$(14,778)	(26)%
Non-core	—	—	—	3,840	(3,840)	(100)%

Total	$35,220	$6,199	$41,419	$60,037	$(18,618)	(31)%

        Pro forma revenue totaled $41.4 million for the three-month combined period ended September 30, 2003, down 31% from the $60.0 million of revenue for our Predecessor Company for the three-month period ended September 30, 2002. Pro forma revenue for core products and services for the three-month combined period ended September 30, 2003 was $41.4 million, down 26% from the $56.2 million of revenue reported for our Predecessor Company for the three-month period ended September 30, 2002. The reasons for the decreases are discussed below.

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003	Predecessor Company Six Months Ended September 30, 2002
					Change
					Amount	Percent
Total Revenue
Core	$35,220	$48,655	$83,875	$98,941	$(15,066)	(15)%
Non-core	—	—	—	10,579	(10,579)	(100)%

Total	$35,220	$48,655	$83,875	$109,520	$(25,645)	(23)%

        Pro forma revenue totaled $83.9 million for the six-month combined period ended September 30, 2003, down 23% from the $109.5 million in revenues reported for our Predecessor Company for the six-month period ended September 30, 2002. Pro forma revenues for core products and services for the six-month combined period ended September 30, 2003 were $83.9 million, down 15% from the $98.9 million of revenues for core products and services reported for our Predecessor Company for the six-month period ended September 30, 2002. The reasons for the decreases are discussed below.

Licenses

        We generally license our products to end-users under perpetual license agreements. License revenue for our Predecessor Company includes revenue from license transactions originally entered into prior to fiscal 2003. For these transactions, revenue was recognized in fiscal 2003 and fiscal 2004, when all the revenue recognition criteria were satisfied. The delay in recognizing this revenue arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. The application of fresh-start accounting as of July 18, 2003 eliminated any additional amounts to be recognized as revenue in future fiscal quarters by our Successor Company, because we have no future performance obligations under these agreements. Anticipated future collections of Predecessor Company extended pay receivables have been recorded as other assets in connection with the adoption of fresh-start accounting.

  Predecessor Company

        License revenue for the 18-day period ended July 18, 2003 totaled $1.1 million, of which $0.4 million was attributable to license transactions entered into during the period and $0.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met during the reported period. License revenue for the 109-day period ended July 18, 2003 totaled $13.5 million, of which $7.9 million was attributable to new license transactions entered into during the period and $5.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the reported period.

  Successor Company

        License revenue for the 74-day period ended September 30, 2003 totaled $14.1 million. This license revenue resulted mostly from license transactions entered into during the period and, as a result of the adoption of fresh-start accounting, does not include any revenue from license transactions initiated prior to fiscal 2003.

  Pro Forma Combined License Revenue for the Three- and Six-Month Periods Ended September 30, 2003 and Predecessor Company License Revenue for the Three- and Six-Month Periods Ended September 30, 2002 (dollars in thousands)

Three Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003	Predecessor Company Three Months Ended September 30, 2002
					Change
					Amount	Percent
Licenses
Core, new	$14,052	$441	$14,493	$16,944	$(2,451)	(14)%
Core, pre-fiscal 2003 transactions	—	609	609	3,534	(2,925)	(83)%

Total core	14,052	1,050	15,102	20,478	(5,376)	(26)%
Non-core	—	—	—	507	(507)	(100)%

Total	$14,052	$1,050	$15,102	$20,985	$(5,883)	(28)%

        Pro forma license revenue for the three-month combined period ended September 30, 2003 totaled $15.1 million. For this period, $14.5 million of the pro forma license revenue was attributable to license transactions entered into during the period and $0.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the reported period. License revenue for our Predecessor Company for the three-month period ended September 30, 2002 totaled $21.0 million, including $0.5 million of license fees for non-core product lines that were subsequently sold in fiscal 2003. For the fiscal 2003 second quarter, $16.9 million of the core license revenue was attributable to new license transactions entered into during the quarter and $3.5 million was attributable to license transactions initiated prior to fiscal 2003, but for which revenue was first recognizable in the quarter. Pro forma license revenue for core products for the three-month combined period ended September 30, 2003, excluding transactions initiated prior to fiscal 2003, decreased $2.5 million, or 14%, from such license revenue for the three-month period ended September 30, 2002. The decrease resulted primarily from changes in customers' purchasing patterns and some operating inefficiencies in our sales organizations in June 2002, each of which deferred some sales into the quarter ended September 30, 2002. Pro forma license revenue for transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the three-month combined period ended September 30, 2003, decreased by $2.9 million, or 83%, from the license revenue for transactions initiated prior to the reported period, but for which all revenue recognition criteria were met in the three-month period ended September 30, 2002. As discussed above, this decrease resulted from the adoption of fresh-start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003	Predecessor Company Six Months Ended September 30, 2002
					Change
					Amount	Percent
Licenses
Core, new	$14,052	$7,930	$21,982	$19,185	$2,797	15%
Core, pre-fiscal 2003 transactions	—	5,595	5,595	13,264	(7,669)	(58)%

Total core	14,052	13,525	27,577	32,449	(4,872)	(15)%
Non-core	—	—	—	1,537	(1,537)	(100)%

Total	$14,052	$13,525	$27,577	$33,986	$(6,409)	(19)%

        Pro forma license revenue for the six-month combined period ended September 30, 2003 totaled $27.6 million. For this period, $22.0 million of the pro forma license revenue was attributable to license transactions entered into during the period and $5.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the period. License revenue for our Predecessor Company for the six-month period ended September 30, 2002 totaled $34.0 million, including $1.5 million of license fees for non-core product lines that were subsequently divested in fiscal 2003. For the fiscal 2003 first half, $19.2 million of the core license revenue was attributable to license transactions entered into during the fiscal period and $13.3 million was attributable to core license transactions initiated prior to fiscal 2003, but for which revenue was first recognizable in fiscal 2003. Pro forma license revenue for core products for the six-month combined period ended September 30, 2003, excluding transactions initiated prior to fiscal 2003, increased by $2.8 million, or 15%, from such license revenue for the six-month period ended September 30, 2002. The increase reflected higher unit sales as a result of market demand for new and additional licenses. Pro forma license revenue for transactions initiated prior to the reported period, but for which all revenue recognition criteria were met in the six-month combined period ended September 30, 2003, decreased by $7.7 million, or 58%, from the license revenue for transactions initiated prior to the reported period, but for which all revenue recognition criteria were met in the six-month period ended September 30, 2002. As discussed above, this decrease resulted from the adoption of fresh-start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

Maintenance

        Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of providing enhancements and upgrades for our products along with customer support services for our products. Generally, maintenance contracts are entered into for one-year periods and are renewable annually at the customer's option. Maintenance contracts are generally prepaid by the customer and revenue is recognized ratably over the contract period.

        As described earlier, we adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003. Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in accordance with FAS No. 141. In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of existing maintenance contracts in place at July 18, 2003. This $6.3 million adjustment by our Successor Company will have the effect of reducing maintenance revenue over the maintenance contract periods. Of this amount, $1.7 million reduced maintenance revenue in the 74-day period ended

September 30, 2003 and $2.8 million will reduce maintenance revenue in the last six months of fiscal 2004.

  Predecessor Company

        Maintenance revenue for the 18-day and 109-day periods ended July 18, 2003 totaled $4.3 million and $29.2 million, respectively. Maintenance revenue for these periods was for core products only, as non-core products were divested in the year ended March 31, 2003.

  Successor Company

        Maintenance revenue for the 74-day period ended September 30, 2003 totaled $17.8 million, all of which was related to core products.

  Pro Forma Combined Maintenance Revenue for the Three- and Six-Month Periods Ended September 30, 2003 and Predecessor Company Maintenance Revenue for the Three- and Six-Month Periods Ended September 30, 2002 (dollars in thousands)

Three Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003	Predecessor Company Three Months Ended September 30, 2002
					Change
					Amount	Percent
	(dollars in thousands)
Maintenance
Core	$17,792	$4,328	$22,120	$25,032	(2,912)	(12)%
Non-core	—	—	—	1,496	(1,496)	(100)%

Total	$17,792	$4,328	$22,120	$26,528	$(4,408)	(17)%

        Pro forma maintenance revenue for the three-month combined period ended September 30, 2003 totaled $22.1 million. Maintenance revenue for our Predecessor Company for the three-month period ended September 30, 2002 totaled $26.5 million, including $1.5 million for non-core product lines. Pro forma maintenance revenue for core products in the three-month combined period ended September 30, 2003 decreased by $2.9 million, or 12%, from the maintenance revenue for core products for our Predecessor Company for the three-month period ended September 30, 2002. Of the decrease, $1.7 million resulted from the adoption of fresh-start accounting. The remainder of the decrease primarily reflects lower maintenance renewal rates in the Americas territory for the three-month period ended September 30, 2003.

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003	Predecessor Company Six Months Ended September 30, 2002
					Change
					Amount	Percent
Maintenance
Core	$17,792	$29,176	$46,968	$45,015	$1,953	4%
Non-core	—	—	—	4,275	(4,275)	(100)%

Total	$17,792	$29,176	$46,968	$49,290	$(2,322)	(5)%

        Pro forma maintenance revenue for the six-month combined period ended September 30, 2003 totaled $47.0 million. Maintenance revenue for our Predecessor Company for the six-month combined period ended September 30, 2002 totaled $49.3 million, including $4.3 million for non-core product lines. Pro forma maintenance revenue for core products in the six-month combined period ended September 30, 2003 increased by $2.0 million, or 4%, from maintenance revenue for core products for our Predecessor Company for the six-month period ended September 30, 2002. Pro forma core maintenance revenue for the six-month combined period ended September 30, 2003 reflects a $1.7 million reduction resulting from the adoption of fresh-start accounting. The increase occurred mainly because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Maintenance fees are amortized evenly over the contract period, so the pro forma results for the six-month combined period ended September 30, 2003 also reflects the full impact of our expanded customer base and related increases in new or additional licenses from the beginning of fiscal 2003 to September 30, 2003.

Consulting and Training

        Consulting and training services include a range of professional and educational services intended to help our customers use our software products more effectively. Beginning in June 2002 as part of expense-cutting initiatives, we reduced our consulting staff and began to refer customers more frequently to third-party service providers for general consulting services. We began to focus on supplementing our customers' and the third-party service providers' project teams with consultants possessing specialized knowledge of the more complex aspects of our products and the best practices for integrating our products into the customers' business operations.

  Three Months

        The following table summarizes pro forma consulting and training revenue for the three-month combined period ended September 30, 2003 and consulting and training revenue for our Predecessor Company for the three-month period ended September 30, 2002 (dollars in thousands):

Three Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003	Predecessor Company Three Months Ended September 30, 2002
					Change
					Amount	Percent
Consulting and training
Core	$3,376	$821	$4,197	$10,686	$(6,489)	(61)%
Non-core	—	—	—	1,838	(1,838)	(100)%

Total	$3,376	$821	$4,197	$12,524	$(8,327)	(66)%

        Pro forma revenue for consulting and training services totaled $4.2 million for the three-month combined period ended September 30, 2003. Revenue for consulting and training services totaled $12.5 million for our Predecessor Company for the three-month period ended September 30, 2002, including $1.8 million of consulting and training revenue for non-core product lines. Pro forma consulting and training revenue related to our core products decreased in the three-month combined period ended September 30, 2003 by $6.5 million, or 61%, compared to consulting and training revenue for our Predecessor Company for the three-month period ended September 30, 2002, primarily as a result of the change in our consulting services strategy.

  Six Months

        The following table summarizes pro forma consulting and training revenue for the six-month combined period ended September 30, 2003 and consulting and training revenue for our Predecessor Company for the six-month period ended September 30, 2002 (dollars in thousands):

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003	Predecessor Company Six Months Ended September 30, 2002
					Change
					Amount	Percent
Consulting and training
Core	$3,376	$5,954	$9,330	$21,477	$(12,147)	(57)%
Non-core	—	—	—	4,767	(4,767)	(100)%

Total	$3,376	$5,954	$9,330	$26,244	$(16,914)	(64)%

        Pro forma revenue for consulting and training services totaled $9.3 million for the six-month combined period ended September 30, 2003. Revenue for consulting and training services totaled $26.2 million for our Predecessor Company for the six-month period ended September 30, 2002, including $4.8 million of consulting and training revenue for non-core product lines. Pro forma consulting and training revenue related to our core products decreased in the six-month combined period ended September 30, 2003 by $12.1 million, or 57%, compared to the consulting and training revenue for our Predecessor Company for the six-month period ended September 30, 2002, primarily as a result of the change in our consulting services strategy.

Revenues by Geographic Territory

        We organize our business operations according to three major geographic territories:

  •
  The Americas (Americas);

  •
  Europe, Middle East and Africa (EMEA); and

  •
  Asia/Pacific Rim (AP).

  Three Months

        The following table summarizes total pro forma revenue by geographic territory for the three-month combined period ended September 30, 2003 and revenue for our Predecessor Company for the three-month period ended September 30, 2002 (dollars in thousands):

Three Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003	Predecessor Company Three Months Ended September 30, 2002
					Change
					Amount	Percent
Americas	$19,862	$4,012	$23,874	$38,922	$(15,048)	(39%	)
EMEA	13,620	2,022	15,642	19,236	(3,594)	(19%	)
AP	1,738	165	1,903	1,879	24	1%

Total	$35,220	$6,199	$41,419	$60,037	$(18,618)	(31%	)

% of total revenue
Americas	56%	65%	57%	65%
EMEA	39%	32%	38%	32%
AP	5%	3%	5%	3%

	100%	100%	100%	100%

        Pro forma revenue for the Americas territory totaled $23.9 million for the three-month combined period ended September 30, 2003, a decrease of $15.0 million, or 39%, from the revenue for our Americas territory for our Predecessor Company for the three-month period ended September 30, 2002. Of the decrease, $3.8 million resulted from the fact we were no longer selling the non-core products we had divested in fiscal 2003. Americas core consulting and training revenue declined $4.4 million as we began to refer our customers more frequently to third-party service providers for general consulting services. Pro forma license and maintenance revenue for the Americas territory related to core products also decreased in the three-month combined period ended September 30, 2003 from license and maintenance revenue for the Americas territory for our Predecessor Company for the three-month period ended September 30, 2002. The decrease in pro forma license revenue resulted from a change in our customers' purchasing patterns and some operating inefficiencies in our sales organization, each of which deferred some sales into the following quarters. The decrease in pro forma maintenance revenue for the Americas territory for this period resulted from lower maintenance renewal rates and the impact of a $1.2 million fresh-start adjustment in pro forma core maintenance revenue. In addition, revenue decreased by $1.0 million because of the drop in license revenue recognized for transactions entered into prior to fiscal 2003. As discussed above, this decrease resulted from the adoption of fresh-start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

        Pro forma revenue for the EMEA territory totaled $15.6 million for the three-month combined period ended September 30, 2003, a decrease of $3.6 million, or 19%, over the revenue for the EMEA territory for our Predecessor Company for the three-month period ended September 30, 2002. Pro forma license revenue in EMEA for the three-month combined period ended September 30, 2003 was down $2.6 million, primarily because of the decrease in revenue recognized related to pre-fiscal 2003 transactions, in part as a result of a change in business practice and the adoption of fresh-start accounting. EMEA consulting and training revenue decreased $2.1 million due to our change in strategy regarding consulting services. EMEA pro forma maintenance revenue in the three-month combined period ended September 30, 2003 increased compared to the maintenance revenue for our

Predecessor Company for the three-month period ended September 30, 2002, primarily because of revenue attributable to the increased number of new licenses sold which were subject to maintenance contracts, which exceeded the revenue lost from full or partial cancellations during the renewal process.

        Pro forma revenue for the AP territory totaled $1.9 million for the three-month combined period ended September 30, 2003, unchanged from the revenue for the AP territory for our Predecessor Company for the three-month period ended September 30, 2002. In June 2002, we began changing our business model in this region from a direct sales model to an indirect, or partner, sales model.

  Six Months

        The following table summarizes total pro-forma revenue by geographic territory for the six-month combined period ended September 30, 2003 and revenue for our Predecessor Company for the six-month period ended September 30, 2002 (dollars in thousands):

Six Months

	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003	Predecessor Company Six Months Ended September 30, 2002
					Change
					Amount	Percent
Americas	$19,862	$32,043	$51,905	$73,557	$(21,652)	(29%	)
EMEA	13,620	15,287	28,907	33,087	(4,180)	(13%	)
AP	1,738	1,325	3,063	2,876	187	7%

Total	$35,220	$48,655	$83,875	$109,520	$(25,645)	(23%	)

% of total revenue
Americas	56%	66%	62%	67%
EMEA	39%	31%	34%	30%
AP	5%	3%	4%	3%

	100%	100%	100%	100%

        Pro forma revenue for the Americas territory totaled $51.9 million for the six-month combined period ended September 30, 2003, a decrease of $21.7 million, or 29%, from the revenue for our Predecessor Company for the six-month period ended September 30, 2002. Of the decrease, $10.6 million resulted from the fact we were no longer selling the non-core products we had divested in fiscal 2003. Pro forma core consulting and training revenue for the Americas territory declined $7.0 million for the six-month combined period ended September 30, 2003 as we began to refer our customers more frequently to third-party service providers for general consulting services. Pro forma license revenue for the Americas territory for this period was affected by a $2.9 million decrease in revenue recognized related to transactions initiated prior to fiscal 2003, in part as a result of the adoption of fresh-start accounting. Pro forma Americas maintenance revenue related to core products decreased $3.0 million in this combined period compared to the Americas maintenance revenue for our core products for our Predecessor Company for the six-month period ended September 30, 2002, with $1.2 million of the decrease resulting from the fresh-start adjustment. The remainder of the decrease was the result of lower renewal rates in the combined period. Increased license revenue related to core products offset a portion of the these decreases.

        Pro forma revenue for the EMEA territory totaled $28.9 million for the six-month combined period ended September 30, 2003, a decrease of $4.2 million, or 13%, over the revenue for the EMEA territory for our Predecessor Company for the six-month period ended September 30, 2002. Pro forma license revenue in EMEA for the six-month combined period ended September 30, 2003 was down

$4.8 million. This reflected the decrease in revenue recognized related to transactions initiated prior to fiscal 2003, in part as a result of a change in business practice and the adoption of fresh-start accounting. Of the total decline $5.0 million reflected the lower consulting and training revenue caused by our change in strategy. Pro forma core license and maintenance revenue increased in the EMEA region for the combined period, offsetting a portion of these revenue decreases.

        Pro forma revenue for the AP territory totaled $3.1 million for the six-month combined period ended September 30, 2003, up $0.2 million, or 7%, from the revenue for the AP territory for our Predecessor Company for the six-month period ended September 30, 2002. The rise resulted from increased license and maintenance revenue for our core products and improved execution of a new indirect, or partner, sales model we began using in this region in June 2002.

COSTS AND EXPENSES

Cost of Licenses

        The cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production and distribution costs. The cost of licenses represented 3% and 4% of pro forma license revenue for the three- and six-month pro forma combined periods ended September 30, 2003, respectively. The cost of licenses represented 7% and 12% of license revenue for our Predecessor Company for the three- and six-month periods ended September 30, 2002, respectively. This decrease resulted primarily from cost reductions implemented in the later portion of fiscal 2003, including the outsourcing of most of our product distribution. License costs were also lower in the fiscal 2004 periods because of the disposition of non-core products in fiscal 2003.

Cost of Maintenance

        The cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts. The cost of maintenance represented 19% and 18% of maintenance revenue in the three- and six-month pro forma combined periods ended September 30, 2003, respectively. The cost of maintenance represented 23% and 25% of maintenance revenue in the three- and six-month periods ended September 30, 2002, respectively. The cost of maintenance for the three- and six-month pro forma combined periods totaled $4.3 million and $8.6 million, respectively, a decrease of $1.8 million and $3.9 million, respectively, over the cost of maintenance for the three- and six-month periods ended September 30, 2002. That cost decrease resulted from actions implemented in fiscal 2003 to reduce operating costs, including a reduction in workforce and facilities costs related to maintenance functions. We also achieved cost efficiencies from our fiscal 2003 divestiture of non-core product lines.

Cost of Consulting and Training

        The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf. The cost of consulting and training represented 99% and 93% of pro forma consulting and training revenue for the three- and six-month pro forma combined periods ended September 30, 2003, respectively. The cost of consulting and training represented 80% and 82% of consulting and training revenue for the three-and six-month periods ended September 30, 2002, respectively. The cost of consulting and training services in the combined periods dropped $5.8 million and $12.9 million, respectively, from the year-earlier periods. The cost decreases resulted mostly from our reduction in workforce as we revised our strategy for these services.

Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses. Sales and marketing expenses in the three- and six-month pro forma combined periods ended September 30, 2003 were $11.4 million and $24.0 million, respectively, a decrease of $10.7 million and $39.6 million, respectively, from the three- and six-month periods ended September 30, 2002. The decrease reflects cost reductions implemented in fiscal 2003 as part of our restructuring plan, including a reduction in workforce, facilities consolidation and a decrease in marketing promotion activities. We closed several sales offices around the world as we focused direct sales efforts on North America and major European markets. Beginning in the first half of fiscal 2003, we began to rely more on third-party distributors to sell our products and services in markets in which we chose not to maintain a significant direct sales presence, such as in Asia and Latin America.

Research and Development

        Research and development (R&D) expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel. No software development cost was capitalized during the periods presented, as costs incurred between technological feasibility and product releases were minimal. R&D expenses were $7.4 million and $14.8 million for the three- and six-month pro forma combined periods ended September 30, 2003, respectively, down $5.0 million and $14.7 million, respectively, from the three- and six-month periods ended September 30, 2002. The decrease resulted primarily from a reduction in workforce in connection with the sale of several non-core product lines in fiscal 2003.

General and Administrative

        General and administrative (G&A) expenses consist of personnel, facilities and systems costs related to our operations. G&A also includes the cost of business insurance and professional fees, including legal, accounting, investment banking and other advisory fees, except for fees directly related to our bankruptcy reorganization, which are accounted for under Reorganization Items, Net.

        G&A expenses for the three- and six-month pro forma combined periods ended September 30, 2003 totaled $9.8 million and $22.9 million, respectively, down $10.1 million and $19.3 million, respectively, from the three- and six-month periods ended September 30, 2002. The decreases reflect restructuring efforts implemented in fiscal 2003. G&A savings were realized by reducing professional fees, personnel, closing underutilized facilities, reducing telecommunication costs and the cost of supporting our internal systems. G&A costs for the three- and six-month pro forma combined periods ended September 30, 2003 includes approximately $3.1 million and $8.0 million, respectively, in professional fees for service providers that assisted with our restructuring, investigation and other activities related to the previously mentioned accounting irregularities, the strategic positioning of our core products, and audit and tax services. These items accounted for $10.1 million and $18.1 million, respectively, in G&A costs for the three- and six-month periods ended September 30, 2002. Fees directly related to our bankruptcy-law filing under Chapter 11 are included in Reorganization Items, Net discussed below.

Amortization of Intangibles

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations." We engaged an independent appraiser to assist in the allocation of the reorganization value to our Successor Company's assets and liabilities by determining the fair market value of its intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. With the adoption of fresh-start reporting, our Successor Company determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the 74-day period ended September 30, 2003, our Successor Company recorded a $4.7 million non-cash charge for amortization of intangibles.

Restructuring, Impairments and Other

        Restructuring, impairments and other for our Predecessor Company consist of the following (in thousands):

  Three Months

Predecessor Company
Three Months Ended September 30, 2003
Gain on sale of investments	$(76)
Gain on sale of non-core product lines	(14,391)
Loss from abandoned fixed assets	31,954
Loss from abandoned leases	25,673
Employee severance	18,213
Other	6

$61,379

  Six Months

	Predecessor Company
	109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Gain on sale of investments	$(1,239)	$(323)
Gain on sale of non-core product lines	—	(14,391)
Loss from abandoned fixed assets	—	31,957
Loss from abandoned leases	—	33,295
Employee severance	—	19,350
Other	—	31

	$(1,239)	$69,919

        For the 109-day period ended July 18, 2003, restructuring, impairments and other represented a gain for our Predecessor Company realized upon the sale of certain minority investments in other companies.

        During June 2002, our Predecessor Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and focus operations on the core market. During the three- and six-month periods ended September 30, 2002, we implemented a restructuring plan to reduce expenses in line with future revenue expectations and to focus our operations on our core market. In the three-month period ended September 30, 2002, restructuring, impairments and other expenses included charges of $25.7 million for losses from abandoned leases, $32.0 million for losses from abandoning fixed assets and $18.2 million for employee severance. In the six-month period ended

September 30, 2002, restructuring, impairments and other expenses included charges of $33.3 million for losses from abandoned leases, $32.0 million for losses from abandoning fixed assets and $19.4 million for employee severance. The three and six month charges were reduced somewhat by a fiscal 2003 second quarter gain of $14.4 million on the sale of non-core product lines.

Reorganization Items, Net

        As discussed above, as a result of our bankruptcy-law filing, as of September 22, 2002, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company's reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of our wholly-owned subsidiary, Peregrine Remedy, which is recorded in discontinued operations. Our Successor Company may also incur future charges, primarily related to bankruptcy-proceeding professional fees in future periods.

  Predecessor Company

        Reorganization items, net for our Predecessor Company consist of the following (in thousands):

Three Months

	Predecessor Company
	18 Days Ended July 18, 2003	Three Months Ended September 30, 2002
Professional fees	$(952)	$(1,743)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write-off of debt issuance costs	—	(5,435)
Employee retention and benefits	(6,302)	—
Acceleration of deferred compensation charges	(499)	—
Gains on settlements with creditors	35,393	—
Increase to fresh-start basis of assets and liabilities	358,508	—

	$386,148	$14,227

        In the 18 days ended July 18, 2003, our Predecessor Company recorded a net reorganization gain of $386.1 million. Of this gain, $358.5 million resulted from the fair value adjustment to our assets and liabilities in connection with the adoption of fresh-start accounting. We also recognized a $35.4 million gain on our settlement with creditors upon exiting bankruptcy. These gains were offset somewhat by other costs directly related to the implementation of our Reorganization Plan.

        In the fiscal 2003 period, our Predecessor Company recorded a net reorganization gain of $14.2 million. Net reorganization items include charges of $1.7 million for professional fees directly related to the Chapter 11 filing and a $5.4 million write-off of debt issuance costs. These charges were reduced by a $21.4 million gain resulting from the reversal of a fiscal 2002 lease-exit cost provision related to an abandoned facility that was settled in a more favorable fashion, as the accrued cost was reduced to the allowed claim amount upon the Chapter 11 filing.

Six Months

	Predecessor Company
	109 Days Ended July 18, 2003	Six Months Ended September 30, 2002
Professional fees	$(8,279)	$(1,743)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write-off of debt issuance costs	—	(5,435)
Employee retention and benefits	(6,302)	—
Acceleration at deferred compensation charges	(499)	—
Gains on settlements with creditors	35,393	—
Increase to fresh-start basis of assets and liabilities	358,508	—

	$378,821	$14,227

        Reorganization items for the 109 days ended July 18, 2003, also include professional fees directly related to our bankruptcy proceeding for the three months ended June 30, 2003.

  Successor Company

        Reorganization items, net for the 74-day period ended September 30, 2003 totaled $3.8 million, and consisted primarily of professional fees directly related to our bankruptcy proceedings.

Net Interest Expense

        Net interest expense included interest expense and amortized costs related to our borrowings, net of investment income. Net interest expense decreased for the three- and six-month pro forma combined periods ended September 30, 2003 to $1.9 million and $5.2 million, respectively, down $8.3 million and $18.1 million, respectively, from the three- and six- month periods ended September 30, 2002. The net expense decrease reflects lower interest expense and higher interest income in the fiscal 2004 periods. Interest expense was greater in the fiscal 2003 periods because in June 2002 we entered into relatively high cost financing arrangements to address, in part, our liquidity crisis until we completed the sale of our Remedy business in November 2002. In addition, the amount of interest income available to offset interest expense was greater in the fiscal 2004 periods, reflecting higher available cash balances to invest.

Income Taxes

        Income tax expense totaled $1.8 million in each of the three- and six-month pro forma combined periods ended September 30, 2003, compared to expenses of $2.6 million and $5.3 million, respectively, recorded for the three- and six-month periods ended September 30, 2002. Our tax expense represented 0.5% of income from continuing operations before income taxes in each of the three- and six-month pro forma combined periods ended September 30, 2003. Our tax expense represented 3.7% and 3.7%, respectively, of loss from continuing operations before income taxes for the three- and six-month periods ended September 30, 2002.

Discontinued Operations

        As part of our efforts to raise cash and reduce expenses, we sold our Supply Chain Enablement (SCE) and Remedy businesses in June and November 2002, respectively. These businesses are treated as discontinued operations in the condensed consolidated financial statements included in this report.

        The SCE business offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned Peregrine Connectivity (the SCE business) subsidiary to PCI International, Inc., an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash. The $47.8 million loss on the disposal of SCE was provided for in fiscal 2002. For the six-month period ended September 30, 2002, results from discontinued operations include income from SCE of $1.1 million. There was no SCE activity in the three-month period ended September 30, 2002.

        In September 2002, Peregrine and Remedy entered into an agreement with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to certain adjustments provided for in the acquisition agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. Income from discontinued operations related to Remedy for the 109-day period ended July 18, 2003 totaled $0.3 million. No activity related to Remedy occurred in the 18-day period ended July 18, 2003. In addition, no amounts related to Remedy will affect the results of our Successor Company, due to the adoption of fresh-start accounting treatment. Remedy's discontinued operations provided income of $1.6 million and a loss of $2.4 million in the three- and six-month periods ended September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Given the importance of liquidity to a company that has recently emerged from bankruptcy proceedings, we have supplemented our discussion of liquidity and capital resources for the three- and six-month periods ended September 30, 2003 and 2002 with a more current discussion of our liquidity and capital resources as of September 30, 2004.

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

        Our cash and cash equivalent balances, excluding restricted cash and short-term investments, totaled $103.4 million and $234.3 million at September 30, 2003 and March 31, 2003, respectively. Items that increased or decreased these balances are described below. For all of fiscal 2004, we anticipate approximately $2.0 million of capital expenditures, primarily for leasehold improvements for a modest expansion of our San Diego headquarters and to acquire enhancements to software applications we use internally. Fiscal 2004 capital expenditures will be funded from cash on hand and operating cash flows.

Predecessor Company—109-day period ended July 18, 2003

        Our Predecessor Company used $46.2 million of net cash in operating activities in the 109-day period ended July 18, 2003. Our Predecessor Company reported net income from continuing operations of $373.9 million for this period. However, most of the income was non-cash in nature, because it resulted from the adoption of fresh-start reporting treatment. During the period, our Predecessor Company used $42.9 million of cash for reorganization items related to implementing our Reorganization Plan, which accounts for most of the decrease in the period.

        Cash from investing activities increased $27.1 million because that amount of restricted cash became available for general use in accordance with our Reorganization Plan. Under the terms of the Reorganization Plan, our Predecessor Company also paid down $24.3 million on factor loans and paid $86.5 million, in addition to other consideration, to the holders of its convertible subordinated notes. Overall cash decreased by $126.2 million, mostly because of the implementation of our Reorganization Plan.

Successor Company—74-day period ended September 30, 2003

        For the 74-day period ended September 30, 2003, our Successor Company operations used $1.2 million in net cash. Our Successor Company reported a net loss of $5.4 million, including non-cash charges of $6.5 million for amortization and depreciation. Of the amortization charge, $4.7 million was related to the new identifiable intangibles established with the adoption of fresh-start accounting treatment as of July 18, 2003. The changes in working capital were the primary reason for the use of cash from operating activities.

        During the 74-day period, our Successor Company invested $0.7 million in capital expenditures, mostly for leasehold improvements. In addition, our Successor Company re-paid $2.3 million of its factor loan obligations. Over all, cash decreased by $4.7 million in the 74-day period.

Predecessor Company—Six-month period ended September 30, 2002

        Our Predecessor Company's cash and cash equivalent balances, excluding restricted cash and short-term investments, totaled $15.8 million and $83.5 million at September 30, 2002 and March 31, 2002, respectively. Items that increased or decreased these balances are described below.

        Our Predecessor Company used $96.6 million in net cash in operating activities in the six-month period ended September 30, 2002. Our Predecessor Company used cash in its operations in the six-month period ended September 30, 2002 mainly because there was a net loss from continuing operations of $148.3 million. Operating costs exceeded revenues in this period as the Predecessor Company was implementing various cost reduction programs. Much of the loss in this six-month period resulted from charges related to these cost reduction programs.

        Investing activities generated $25.2 million in net cash in the six-month period ended September 30, 2002. In this period, $17.6 million of cash was generated from the maturity of short-term investments and $12.3 million was generated from the sale of non-core product lines. However, this increase in cash was offset somewhat by $4.3 million in cash that became restricted in connection with claims by various parties that were settled later in fiscal 2003 or in fiscal 2004 as part of the bankruptcy proceedings.

        The Predecessor Company used $7.2 million in cash in financing activities in the six-month period ended September 30, 2002, primarily in connection with net payments of $46.9 million to factor banks. Some of the cash used to pay the factor banks was provided by short-term loans in the period, until we completed the sale of Remedy in November 2002.

Status at September 30, 2004

        As of September 30, 2004, the end of our fiscal 2005 second quarter, our Successor Company had non-trade obligations, including accrued interest, of approximately $55.9 million and cash of approximately $85.0 million, of which $5.0 million was restricted. The non-trade obligations consisted of $44.5 million in senior notes (including accrued interest), $9.7 million in deferred payment obligations related to bankruptcy settlements (net of imputed interest) and $1.7 million of factor loans.

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

Bankruptcy Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. Through August 31, 2004, the aggregate face amount of the general unsecured (Class 8) claims asserted against us, plus the amounts we scheduled for payment for Class 8 claims without a claim asserted against us totaled approximately $384 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 Class 8 claims totaling $251 million. Claim amounts are amended from time to time by the creditors and potential creditors asserting them and sometimes are filed with a face amount that is the minimum amount asserted by the creditor. The amounts sought by such creditors can be increased. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of the Reorganization Plan, which are payable in cash, or as subordinated claims under Class 9 of the Reorganization Plan. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with Class 8 claims is difficult to determine. In connection with agreeing to the Reorganization Plan, the various constituencies independently analyzed the claims and determined that the total payout on the Class 8 general unsecured claims was likely to be between $49 million and $65 million.

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

        We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through September 30, 2004, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $375 million (including approximately $133 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims we have paid or agreed to pay over time approximately $43 million in cash. As of September 30, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $9 million remaining to be resolved. There were also approximately

$0.5 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by us is uncertain. We believe that we have set aside adequate reserves for payments of the Class 8 claims as well as the priority and administrative claims and that the aggregate payout should be within and possibly below the range of likely payouts determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts would have an adverse effect on our liquidity and financial condition. Because claims are still in dispute, we are unable to predict the payment amount or the period over which payments would be made.

THE REORGANIZATION PLAN

        For a discussion of the terms of the Reorganization Plan confirmed by the Bankruptcy Court on July 18, 2003, please refer to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" in our Annual Report on Form 10-K for the period ended March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements that could affect our financial statements have been issued during the three months ended September 30, 2003 or since our previous disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended March 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2003, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

        Our chief executive officer and chief financial officer have concluded that significant deficiencies, including material weaknesses, continued to exist in our internal controls over financial reporting at the end of the fiscal period covered by this report. Their conclusion was based on a number of factors, including the fact that we cannot yet prepare timely financial information and, therefore, were not filing periodic reports during fiscal 2004; the difficulty in assembling all relevant contemporaneous documentation for significant transactions; significant turnover in management and our finance staff; the other factors disclosed in both our Annual Report on Form 10-K for the year ended March 31, 2003 under the caption "Changes in Internal Control Over Financial Reporting—Deficiencies in Internal Control Over Financial Reporting" and our Current Report on Form 8-K filed October 15, 2004 regarding the condition of our internal controls over financial reporting under the caption "Item 8.01 Other Events." Readers should carefully review the information set forth under the caption "Changes in Internal Control Over Financial Reporting" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003; the information set forth under the caption "Item 8.01 Other Events" included in our Current Report on Form 8-K filed October 15, 2004 and the information set forth below under "Changes in Internal Control Over Financial Reporting."

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Certain Internal Control Functions

        During the period covered by this report, our senior management continued their efforts to remedy the significant deficiencies, including material weaknesses, in our internal controls over financial reporting. We worked with a cash management firm to assist us in monitoring our cash position and controlling our expenditures through the effective date of our Recognition Plan. We strengthened our revenue recognition policy and procedures in an attempt to ensure proper revenue recognition and we implemented a revenue recognition educational program for our personnel.

Certain Internal Control Events Subsequent to September 8, 2004

        We are including information in this report about material changes to our internal controls over financial reporting for the period subsequent to September 8, 2004, which was the filing date of our Quarterly Report on Form 10-Q for the 2004 fiscal first quarter ended June 30, 2003, in order to provide readers with a more current understanding of our internal control over financial reporting. Readers should carefully review the discussion of the deficiencies and material changes in our internal control over financial reporting for the period prior to April 30, 2004 set forth under the caption "Changes in Internal Control Over Financial Reporting" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and set forth under the caption "Item 8.01 Other Events" in our Current Report on Form 8-K filed October 15, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

        Documentation.    We have developed a worldwide, formally documented revenue recognition policy, which our chief financial officer approved. As of November 1, 2004, our finance staff, with assistance from RSM McGladrey, had substantially completed the documentation of other policies, processes and controls that currently exist for our North American operations and the documentation of policies, processes and controls that currently exist for our EMEA operations was approximately 90% complete. We have concluded that our AP and Latin American operations are immaterial for purposes of this portion of the project.

        Recommendations.    RSM McGladrey has substantially completed the recommendations phase for North American operations, and is awaiting final input from the EMEA operations to complete recommendations for those operations. The remediation required by the recommendations for the North America operations and the EMEA operations is extensive and will require significant work and time commitments.

        Remediation.    Progress on remediation has been hindered to date by insufficient resources and significant turnover in our finance organization. In August 2004, we hired a new executive vice president, Kenneth Saunders, to direct initiatives aimed at improving our financial operations and infrastructure. Mr. Saunders succeeded David Sugishita, who left Peregrine in July 2004. Mr. Saunders assumed responsibilities as chief financial officer on November 1, 2004, succeeding Ken Sexton. In August 2004 we also hired a new vice president of finance, corporate controller and chief accounting officer, Russell Clark, and a new internal auditor, Julie Bahadori. Ms. Bahadori reports directly to the Audit Committee of our Board of Directors and replaces our former internal auditor, who left the company in June 2004. Between the time our former internal auditor left and Ms. Bahadori joined us, the internal audit functions were handled on an interim basis by our compliance officer, John Skousen, who reports directly to our Corporate Governance and Nominating Committee for his compliance responsibilities and who reported to the Audit Committee for internal audit responsibilities. RSM McGladrey assists us with our internal audit functions and, for these internal audit functions, reports directly to our Audit Committee. Additionally, we have hired two managers of business processes and controls that are directly responsible for managing the project. With our new personnel, we expect to progress more effectively on the remediation phase of the project.

        Internal and External Testing.    After the remediation phase is complete, certain policies, processes, procedures and controls must operate effectively for a period of time and will need to be tested by management to confirm operating effectiveness before management will be in a position to conclude that our internal control over financial reporting are effective.

Remediation Effectiveness

        Given the number of specific recommendations and the length of time required for remediation, as well as for internal and external testing, it is unlikely that we will be able to conclude that our internal controls over financial reporting are effective as specified by the Sarbanes-Oxley Act with respect to our fiscal year ending March 31, 2005 and, even if we are able to reach such a conclusion, we will not have done so in time to allow our independent auditors an opportunity to test our internal controls to determine whether they can attest that our internal controls are effective as specified by the Sarbanes-Oxley Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Government Investigations

        In June 2003, we entered into an agreement to settle a civil action brought against us by the SEC. Because we are not current in our reporting obligations to the SEC, we are not in compliance with the provision of the settlement requiring that we not violate certain provisions of the federal securities laws. The SEC and the Department of Justice (DOJ) are continuing their investigations into a number of individuals, including certain former employees and directors and possibly current employees. The DOJ's investigation of Peregrine remains open. While we remain in discussions with the SEC, and are fully cooperating with the SEC and the DOJ in their investigations, it is possible that the SEC could bring a further civil action against Peregrine or actions against current employees, or that the DOJ could bring criminal charges that could have an adverse effect on our reputation among existing and potential customers, on our revenues, and on employee morale.

General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the these claims plus the amounts we scheduled for payment without a claim asserted against us totaled approximately $384 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 general unsecured claims totaling approximately $251 million. For more information regarding these unsecured claims, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims" beginning on page 46 of this report.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3 million related to our use of Microsoft products in the period prior to the bankruptcy law filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and, (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after our bankruptcy law filing. We agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, we filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, we engaged in settlement negotiations with Microsoft. In November 2003 we entered into a new enterprise license agreement with Microsoft. In June 2004 we entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and we granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement had previously been reserved as liabilities subject to compromise in the consolidated balance sheet.

Litigation Regarding the Latham Report

        To assist the Securities and Exchange Commission (SEC) in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the Latham Report). After our bankruptcy filing in September 2002, the Official Committee of Unsecured Creditors filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, a party in interest, Copley Press, Inc., which owns the San

Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We filed a motion to have certain filings unsealed in whole or in part and to have redacted certain portions of some unsealed filings to protect third parties' privacy rights, to protect confidential information, and for other valid reasons; however, we opposed the unsealing of the Latham Report. Among other things, we argued that the Latham Report was intended as a preliminary report and thus as a starting point for the government investigations, and that it contained confidential commercial information. At the hearing on Copley's motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the district of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court's decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We have filed a Notice of Appeal of the District Court's decision to the United States Court of Appeals for the Third Circuit. We also have filed a motion with the Third Circuit seeking to stay the District Court's July 12, 2004 order pending a resolution of our appeal.

        The Latham Report also has been filed in court, under provisional seal, by one of our former directors, John J. Moores, in connection with two lawsuits pending against him and others (not including Peregrine) in San Diego, California. One action was filed as a class action on behalf of former Peregrine shareholders under the federal securities laws and is currently pending in the United States District Court for the Southern District of California (the Federal Securities Action). The other action was filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, and is pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). Mr. Moores is a defendant in both actions and has filed the Latham Report, under temporary seal, in both actions in connection with motions to dismiss the complaints against him. We have filed motions in both cases to have the Latham Report stricken from the record or, as an alternative, to have the Latham Report, or portions of it, permanently sealed. Our motion in the Litigation Trustee Action was scheduled to be heard on September 17, 2004; however, in August 2004, one of the parties filed a peremptory challenge to the state court judge and, at this time, all hearing dates have been vacated pending the setting of new dates by the judge to be assigned. Our motion in the Federal Securities Action is scheduled to be heard on March 4, 2005.

Luddy v. Peregrine

        In May 2004, Frederic Luddy, our former chief technology officer, filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in the Litigation Trustee Action and the Federal Securities Action, which seek to recover monetary damages from Mr. Luddy based on events preceding our bankruptcy filings. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse Mr. Luddy monies for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleges that, pursuant to a paragraph of the Bankruptcy Court's order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. We also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of our Reorganization Plan. On August 9, 2004, Mr. Luddy filed a motion in Bankruptcy Court seeking to voluntarily dismiss his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as his prior complaint. We have removed Mr. Luddy's new complaint to the Bankruptcy Court and we have filed a motion to dismiss the complaint. We believe Mr. Luddy's claims are without merit and we intend to vigorously defend against them. While the ultimate outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

Other Litigation

        We are also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        In November and December of 2000, we issued $270 million principal amount of 5.5% convertible subordinated notes due November 2007 to qualified institutional buyers and non-U.S. persons in a private placement. Annual interest on the convertible notes was approximately $14.9 million, payable semi-annually on May 15th and November 15th. Beginning in September 2002, when we and our subsidiary, Peregrine Remedy, Inc., filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, we did not pay our scheduled interest payments on the convertible notes. We continued to accrue interest on the convertible notes up to the amount of the estimated allowed claim in the bankruptcy proceedings. The principal balance of $270 million, and the unpaid accrued interest of $13.0 million at March 31, 2003, are included on our unaudited condensed consolidated balance sheet within the category entitled "liabilities subject to compromise." Under the Reorganization Plan, the Company's obligations on the convertible notes were extinguished through the issuance of new 6.5% senior notes due 2007, cash and shares of the Company's new common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In June 2003, we solicited the votes of our creditors, common stockholders and other claimants to approve or reject the Reorganization Plan. The voting deadline was July 3, 2003. The Reorganization Plan was approved by the necessary votes of each class of claimants. The Bankruptcy Court separated our securityholders into two classes: Class 7—holders of record at the close of business on May 23, 2003 of our 5.5% convertible subordinated notes due 2007; and Class 9—holders of our old common stock at the close of business on May 23, 2003, purchasers of our old common stock who made claims against us based upon alleged violations of securities laws and other subordinated claimants. We solicited the vote of all of the securityholders in both Class 7 and Class 9. Class 9 voted for the Reorganization Plan. Despite the fact that Class 7 voted against the Reorganization Plan, the Bankruptcy Court confirmed the Reorganization Plan on July 18, 2003. In the Order Confirming the Plan, the Bankruptcy Court stated that the Reorganization Plan does not discriminate unfairly against Class 7 securityholders and is fair and equitable because the Class 7 securityholders received property of a value equal to the allowed amounts of their claims in bankruptcy. Readers should carefully review the description of the Reorganization Plan and the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization," in our Annual Report on Form 10-K for the period ended March 31, 2003.

        The tabulation of the votes cast by Class 7 and Class 9 claimants for the Reorganization Plan was as follows:

Class	Amount Accepting (% of Amount Voted)	Amount Rejecting (% of Amount Voted)	Number Accepting (% of Number Voted)(1)	Number Rejecting (% of Number Voted)(1)	Abstentions
7	$17,455,000 (5.59%)	$294,741,000 (94.41%)	72 (36.18%)	127 (63.82%)	0
9	75,695,760 shares (96.33%)	2,881,355 shares (3.67%)	7,461 (85.48%)	1,267 (14.52%)	8

(1)
For Class 7, the "Number Accepting" and the "Number Rejecting" include the number of holders of our 5.5% convertible subordinated notes due 2007 entitled to vote on the Reorganization Plan, irrespective of the dollar amount of each holder's notes. For Class 9, the "Number Accepting" and the "Number Rejecting" include the number of entities and individuals entitled to vote on the Reorganization Plan, comprising holders of our old common stock, optionholders and holders of claims against us based on violations of securities laws.

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

          31.1 Certification of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of the Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Peregrine Systems, Inc. filed or furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

        Form 8-K filed July 2, 2003, filing under Item 5 a press release announcing that the Company had reached a partial settlement with the Securities and Exchange Commission in the civil action filed by the SEC against the Company on June 30, 2003.

        Form 8-K filed July 15, 2003, filing under Item 5 a press release announcing that the Securities and Exchange Commission withdrew its request for monetary penalties and disgorgement in the civil action filed by the SEC against the Company on June 30, 2003.

        Form 8-K filed July 25, 2003, furnishing under Item 3 the Debtor's Fourth Amended Plan of Reorganization, as Modified, Dated July 14, 2003, the Bankruptcy Court's order dated July 18, 2003 confirming the Plan, and the Company's press release announcing confirmation of the Plan.

        Form 8-K filed August 7, 2003, filing under Item 5 a press release announcing that the Company's Fourth Amended Plan of Reorganization as Modified, Dated July 14, 2003, as confirmed by the U.S. Bankruptcy Court, would become effective as of August 7, 2003, and a list of "frequently asked questions" for the Company's stockholders and bondholders regarding the cancellation and exchange of

Peregrine's outstanding securities upon effectiveness of its plan of reorganization as published on the Company's website.

        Form 8-K filed August 7, 2003, filing under Item 5 a discussion of Peregrine's internal control structure and procedures for financial reporting.

        Form 8-K filed August 19, 2003, filing under Item 5 a press release announcing the election of John Mutch as the Company's president and chief executive officer and James Jenkins as the Company's chairman.

        With respect to any information furnished under Item 3 of any Current Report on Form 8-K listed above, the reference to such report in this Item 6(b) is not intended to, and shall not, cause such information to be deemed "filed" under the Exchange Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2004	PEREGRINE SYSTEMS, INC (Registrant)

	By:	/s/ KENNETH J. SAUNDERS Executive Vice President & Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RUSSELL C. CLARK Vice President, Finance, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. UNAUDITED FINANCIAL STATEMENTS
PEREGRINE SYSTEMS, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
PEREGRINE SYSTEMS, INC. Condensed Consolidated Statements of Operations (in thousands, except per share amounts; unaudited)
PEREGRINE SYSTEMS, INC. Condensed Consolidated Statements of Operations (in thousands, except per share amounts; unaudited)
PEREGRINE SYSTEMS, INC. Condensed Consolidated Statements of Cash Flows (in thousands; unaudited)
PEREGRINE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES