Form 10-Q
period 2003-12-31
PEREGRINE SYSTEMS INC
filed 2004-11-04
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2003
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

PEREGRINE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	Successor Company December 31, 2003	Predecessor Company March 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$115,431	$234,314
Cash—restricted	3,791	29,942
Accounts receivable, net of allowance for doubtful accounts	40,102	41,719
Assets of discontinued operations	—	14,171
Deferred taxes	9,261	—
Other current assets	12,339	6,849

Total current assets	180,924	326,995
Property and equipment, net	7,388	11,332
Identifiable intangible assets, net	114,644	—
Reorganization value in excess of amounts allocable to identified assets	184,129	—
Investments and other assets	5,642	10,489

Total assets	$492,727	$348,816

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$12,547	$5,481
Accrued expenses	68,986	74,441
Liabilities of discontinued operations	—	13,378
Current portion of deferred revenue	56,386	72,131
Current portion of notes payable	22,999	—

Total current liabilities	160,918	165,431

Non-current Liabilities:
Deferred revenue, net of current portion	7,440	19,665
Notes payable, net of current portion	54,439	—
Deferred taxes	10,541	—

Total non-current liabilities	72,420	19,665

Total liabilities not subject to compromise	233,338	185,096

Liabilities subject to compromise	—	427,719

Commitment and Contingencies—Notes 10 and 11
Stockholders' Equity (Deficit)
Preferred stock, 5 million shares authorized, no shares issued or outstanding at December 31, 2003	—	—
Common stock, 100 million shares authorized, 15 million shares issued and outstanding at December 31, 2003	2	197
Additional paid-in capital	270,000	3,874,166
Subscriptions receivable	(64)	(70)
Accumulated deficit	(11,818)	(4,119,304)
Unearned portion of deferred compensation	—	(551)
Treasury stock, at cost	—	(10,697)
Accumulated other comprehensive income (loss)	1,269	(7,740)

Total stockholders' equity (deficit)	259,389	(263,999)

Total liabilities and stockholders' equity (deficit)	$492,727	$348,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002
Revenues:
Licenses	$17,229	$23,209
Maintenance	24,061	25,742
Consulting and training	3,423	10,084

Total revenues	44,713	59,035

Costs and Expenses:
Cost of licenses	596	922
Cost of maintenance	4,185	8,763
Cost of consulting and training	3,718	11,011
Sales and marketing	13,519	26,934
Research and development	7,077	14,777
General and administrative	11,736	27,485
Amortization of intangible assets	5,754	—
Restructuring, impairments and other	—	2,271

Total operating costs and expenses	46,585	92,163

Loss from continuing operations before reorganization, interest, and income taxes	(1,872)	(33,128)
Reorganization items, net	(1,857)	(9,367)
Interest expense, net	(1,027)	(6,594)

Loss from continuing operations before income taxes	(4,756)	(49,089)
Income tax expense on continuing operations	(1,667)	(1,815)

Loss from continuing operations	(6,423)	(50,904)
Income from discontinued operations, net of income taxes	—	257,962

Net income (loss)	$(6,423)	$207,058

Net income (loss) per share, basic:
Loss per share from continuing operations	$(0.43)	$(0.26)
Income per share from discontinued operations	—	1.32

Net income (loss) per share	$(0.43)	$1.06

Basic shares used in computation	15,000	195,333

Net income (loss) per share, diluted:
Loss per share from continuing operations	$(0.43)	$(0.26)
Income per share from discontinued operations	—	1.32

Net income (loss) per share	$(0.43)	$1.06

Diluted shares used in computation	15,000	195,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

		Predecessor Company
	Successor Company 166 Days Ended December 31, 2003
		109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
Revenues:
Licenses	$31,281	$13,525	$57,195
Maintenance	41,853	29,176	75,032
Consulting and training	6,799	5,954	36,328

Total revenues	79,933	48,655	168,555

Costs and Expenses:
Cost of licenses	906	706	5,022
Cost of maintenance	7,626	5,152	21,276
Cost of consulting and training	7,089	5,289	32,613
Sales and marketing	22,889	14,588	90,523
Research and development	12,994	8,908	44,327
General and administrative	19,637	14,951	69,631
Amortization of intangible assets	10,456	—	—
Restructuring, impairments and other	—	(1,239)	72,190

Total operating costs and expenses	81,597	48,355	335,582

Income (loss) from continuing operations before reorganization, interest, and income taxes	(1,664)	300	(167,027)
Reorganization items, net	(5,663)	378,821	4,860
Interest expense, net	(2,164)	(4,088)	(29,964)

Income (loss) from continuing operations before income taxes	(9,491)	375,033	(192,131)
Income tax expense on continuing operations	(2,327)	(1,096)	(7,122)

Income (loss) from continuing operations	(11,818)	373,937	(199,253)
Income from discontinued operations, net of income taxes	—	252	256,675

Net income (loss)	$(11,818)	$374,189	$57,422

Net income (loss) per share, basic:
Income (loss) per share from continuing operations	$(0.79)	$1.91	$(1.02)
Income per share from discontinued operations	—	—	1.31

Net income (loss) per share	$(0.79)	$1.91	$0.29

Basic shares used in computation	15,000	195,654	195,183

Net income (loss) per share, diluted:
Income (loss) per share from continuing operations	$(0.79)	$1.82	$(1.02)
Income per share from discontinued operations	—	—	1.31

Net income (loss) per share	$(0.79)	$1.82	$0.29

Diluted shares used in computation	15,000	208,302	195,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Successor Company 166 Days Ended December 31, 2003	Predecessor Company
		109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
Cash flow from operating activities:
Income (loss) from continuing operations	$(11,818)	$373,937	$(199,253)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	13,557	2,252	12,425
Amortization of deferred compensation	—	551	42,288
Gain on sale of non-core product lines	—	—	(15,318)
Loss on disposal and impairment of fixed assets	—	217	33,738
Loss on lease abandonments	—	—	33,295
(Gain) loss on sale of investments	—	(1,239)	653
Effect of the plan of reorganization and revaluation of assets and liabilities	—	(393,901)	(11,802)
Cash used to pay reorganization items	—	(42,877)	—
Increase (decrease) in cash resulting from changes:
Accounts receivable	(6,868)	11,534	17,405
Other assets	7,206	7,831	1,882
Accounts payable	2,098	2,630	(532)
Accrued expenses	(7,098)	3,970	(9,642)
Deferred revenue	7,098	(11,131)	(35,780)

Net cash provided by (used in) operating activities	4,175	(46,226)	(130,641)

Cash flow from investing activities:
Collection of Remedy sale indemnification holdback	10,000	—	—
Collection of notes receivable	—	—	239
Proceeds from sale of non-core product lines	—	—	15,910
Purchases of property, plant and equipment	(1,336)	(10)	(705)
Change in restricted cash	(1,006)	27,157	(27,109)
Maturities of short-term investments	—	—	17,606

Net cash provided by investing activities	7,658	27,147	5,941

Cash flow from financing activities:
Proceeds from debtor in possession financing	—	—	54,014
Repayment of debtor in possession financing	—	—	(54,014)
Advances from factored receivables	—	—	28,338
Repayments of factored receivables	(6,426)	(24,282)	(127,171)
Issuance of long-term debt	—	—	57,904
Repayment of long-term debt	—	(86,516)	(61,394)
Collection on subscriptions receivable	—	6	8,300
Bank overdraft	—	—	(12,445)
Issuance of common stock, employee plans	2	—	1,145

Net cash used in financing activities	(6,424)	(110,792)	(105,323)

Effect of exchange rate fluctuations on cash	1,957	1,057	1,813

Net cash flows from discontinued operations	—	2,565	385,184

Net increase (decrease) in cash and cash equivalents	7,366	(126,249)	156,974
Cash and cash equivalents, beginning of period	108,065	234,314	83,490

Cash and cash equivalents, end of period	$115,431	$108,065	$240,464

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

Fresh-Start Reporting

        As further described in Note 4, in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company adopted "fresh-start" reporting as of July 18, 2003, the date on which the Company's fourth amended plan of reorganization (Reorganization Plan) under Chapter 11 of the United States Bankruptcy Code was approved by the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The Company's emergence from Chapter 11 proceedings on August 7, 2003 called for a new basis of accounting. Under fresh-start reporting, the reorganization value of the entity is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at current interest rates. The effective date for this new treatment is considered to be the close of business on July 18, 2003 for financial reporting purposes. Results of operations presented for periods prior to and including July 18, 2003 pertain to the Company prior to its reorganization (Predecessor Company). Results of operations presented for periods subsequent to July 18, 2003 pertain to the Company after its reorganization (Successor Company). Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Company after July 18, 2003 are not comparable to the Company's financial statements for prior periods and are separated by a black line to highlight this lack of comparability. The Successor Company period from July 19, 2003 to December 31, 2003 is referred to as the "166 days ended December 31, 2003." The Predecessor Company period from April 1, 2003 to July 18, 2003 is referred to as the "109 days ended July 18, 2003."

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

        As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of SOP 90-7 for the reporting periods subsequent to the Petition Date through adoption of fresh-start reporting. Pursuant to SOP 90-7, the financial statements were prepared on a going-concern basis that contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Predecessor Company was also required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the Petition Date that were subject to compromise from those that were not subject to compromise, as well as liabilities arising after the Petition Date. The Predecessor Company ceased to accrue interest on certain liabilities arising prior to the Petition Date if it did not expect to ultimately pay the interest. The liabilities that were affected by the Reorganization Plan were reported at the estimated allowed amounts under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items. Such items may continue and will be reported separately subsequent to the adoption of fresh-start reporting. Interest expense during Chapter 11 proceedings was accrued only to the extent that it was paid during the proceedings or to the extent that it was probable that it will be an allowed priority, secured, or unsecured claim. Under these terms, for the 109 days ended July 18, 2003, the Predecessor Company did not accrue interest expense of $0.5 million.

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

Computation of Net Income (Loss) Per Share

        Computation of net income (loss) per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the Company to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity and debt securities. For both the three months and the 166 days ended December 31, 2003, the Successor Company's diluted net loss per share excludes the effect of approximately 0.2 million shares issuable under employee stock options, as inclusion would be anti-dilutive. For the three months ended December 31, 2002, the Predecessor Company's diluted loss per share from continuing operations and net income exclude the effect of approximately 10.8 million shares issuable upon conversion of the convertible subordinated notes due November 2007, as inclusion would be anti-dilutive. For the nine months ended December 31, 2002 the Predecessor Company's diluted loss per share from continuing operations and net income per share exclude the effect of approximately 5.4 million shares issuable under employee stock options; and 10.8 million shares issuable upon conversion of the convertible subordinated notes due November 2007, as inclusion would be anti-dilutive.

        A reconciliation of the numerator and denominator for diluted income per share from continuing operations calculations for the Predecessor Company for the 109 days ended July 18, 2003 is presented below (in thousands):

Predecessor Company
109 Days Ended July 18, 2003
Numerator:
Income from continuing operations for computation of basic income per share from continuing operations	$373,937
Add back interest expense on convertible subordinated notes	4,435

Income from continuing operations for computation of diluted income per share from continuing operations	$378,372

Denominator:
Weighted-average shares for computation of basic income per share from continuing operations	195,654
Unvested restricted shares	1,284
Incremental shares on assumed exercise of stock options, using the treasury stock method	564
Incremental shares on assumed conversion of subordinated notes	10,800

Weighted-average shares for computation of diluted income per share from continuing operations	208,302

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

Three Months

	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002
Net income (loss), as reported	$(6,423)	$207,058
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	36,324
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(861)	(123,119)

Pro forma net income (loss)	$(7,284)	$120,263

Net income (loss) per share:
Basic—as reported	$(0.43)	$1.06
Basic—pro forma	$(0.49)	$0.62
Diluted—as reported	$(0.43)	$1.06
Diluted—pro forma	$(0.49)	$0.62

Year-to-date

		Predecessor Company
	Successor Company 166 Days Ended December 31, 2003
		109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
Net income (loss), as reported	$(11,818)	$374,189	$57,422
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	551	54,297
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,000)	(974)	(181,888)

Pro forma net income (loss)	$(12,818)	$373,766	$(70,169)

Net income (loss) per share:
Basic—as reported	$(0.79)	$1.91	$0.29
Basic—pro forma	$(0.85)	$1.91	$(0.36)
Diluted—as reported	$(0.79)	$1.82	$0.29
Diluted—pro forma	$(0.85)	$1.82	$(0.36)

        In November 2002, the Predecessor Company completed the sale of its Remedy business (see Note 3), which accelerated the recognition of substantially all deferred compensation charges related to stock options. The deferred compensation charge related to that acceleration totaled approximately $24.4 million.

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

Three Months

	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002
Net income (loss), as reported	$(6,423)	$207,058
Foreign currency translation	1,839	(71)

Comprehensive income (loss)	$(4,584)	$206,987

Year-to-date

		Predecessor Company
	Successor Company 166 Days Ended December 31, 2003
		109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
Net income (loss), as reported	$(11,818)	$374,189	$57,422
Foreign currency translation	1,269	956	(7,020)

Comprehensive income (loss)	$(10,549)	$375,145	$50,402

Recent Accounting Pronouncements

        Fresh-start treatment requires that the Company adopt, as of the fresh-start effective date, all changes in accounting principles that the Company would otherwise be required to adopt within the twelve-month period following fresh-start adoption; however, for the Company, no changes in accounting principles fell into this category.

3.     Discontinued Operations

        In February 2002, Peregrine's Board of Directors approved management's plans to discontinue the operations and business of the Company's SCE business. In accordance with APB 30, Peregrine has reported the results of operations of the SCE business as discontinued operations. The SCE business primarily comprised assets acquired in the Harbinger and Extricity transactions and offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned subsidiary, Peregrine Connectivity (the SCE business) to PCI International, Inc. (PCI), an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash, before transaction costs, resulting in a loss on disposal of $47.8 million, including a $13.9 million accrual at March 31, 2002 for the estimated fiscal 2003 loss from operations during the phase-out period. In connection with the SCE sale the Company also licensed to PCI certain intellectual property rights acquired in the Extricity acquisition.

        In September 2002, the Company and Remedy entered into an agreement (Sale Agreement) with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to adjustments provided for in the Sale Agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. As specified in the Sale Agreement, an indemnification holdback of $10 million of the sale's proceeds was placed into escrow for BMC and released to the Company in November 2003.

        Results of discontinued operations are presented below (in thousands):

Three Months

Predecessor Company
Three Months Ended December 31, 2002
Revenue	$19,486
Impairments and amortization	(22,991)
Operating costs and expenses	(3,815)
Interest and other expenses	(16)
Income taxes	(3,219)

Loss from operations	(10,555)
Income on disposal, net of income tax expense of $16,497	268,517

Income from discontinued operations, net of income taxes	$257,962

Year-to-date

	Predecessor Company
	109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
Revenue	$252	$145,327
Impairments and amortization	—	(22,991)
Operating costs and expenses	—	(140,711)
Phase-out loss accrual adjustment	—	13,881
Interest and other expenses	—	(2,159)
Income taxes	—	(3,264)

Income (loss) from operations	252	(9,917)
Income on disposal, net of income tax expense of $16,497	—	266,592

Income from discontinued operations, net of income taxes	$252	$256,675

        All remaining assets and liabilities pertaining to discontinued operations at March 31, 2003 were current in nature. During the quarter ended December 31, 2003, the Company collected the $10 million indemnification holdback and the remaining trade receivables of $2 million which had been recorded in other current assets at September 30, 2003. At December 31, 2003 there were no remaining assets and liabilities were primarily tax-related payables. Predecessor Company revenue for the 109 days ended July 18, 2003 relate to the collection of a trade receivable that had extended payment terms. In connection with the Company's adoption of fresh-start reporting (see Note 4), all surviving assets and liabilities were reclassified to appropriate functional account balances.

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

	Predecessor Company	Effects of Reorganization Plan		Fresh-start Valuation		Successor Company
ASSETS
Current Assets:
Cash and cash equivalents	$224,534	$(116,469	)(a)(b)(c)(d)(e)	$—		$108,065
Cash—restricted	32,504	(29,719	)(c)	—		2,785
Accounts receivable, net	31,751	—		—		31,751
Assets of discontinued operations	12,000	—		(12,000	)(g)	—
Deferred taxes	—	—		9,261	(h)	9,261
Other current assets	6,441	—		22,187	(g)(j)	28,628

Total current assets	307,230	(146,188)		19,448		180,490
Property and equipment, net	9,278	—		(846)		8,432
Identifiable intangible assets, net	—	—		125,100	(h)	125,100
Reorganization value in excess of amounts allocable to identified assets	—	—		184,129	(h)	184,129
Investments and other assets	4,696	(1,999	)(c)	3,571	(k)	6,268

Total assets	$321,204	$(148,187)		$331,402		$504,419

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,199	$2,185	(e)	$—		$10,384
Accrued expenses	68,542	4,158	(e)	2,838	(g)	75,538
Liabilities of discontinued operations	13,520	(371)		(13,149	)(g)	—
Current portion of deferred revenue	66,786	—		(22,169	)(i)	44,617
Current portion of notes payable	—	26,988	(a)(c)(d)(e)	—		26,988

Total current liabilities	157,047	32,960		(32,480)		157,527

Non-current Liabilities:
Deferred revenue, net of current portion	15,404	—		(5,167	)(i)	10,237
Notes payable, net of current portion	—	56,178	(a)(c)(d)(e)	—		56,178
Deferred taxes	—	—		10,541	(h)	10,541

Total non-current liabilities	15,404	56,178		5,374		76,956

Liabilities subject to compromise	424,649	(424,649	)(a)(b)(c)(d)(e)	—		—

Total liabilities	597,100	(335,511)		(27,106)		234,483

Stockholders' Equity (Deficit)
Common stock	197	(195	)(f)	—		2
Additional paid-in capital	3,874,166	(3,604,168	)(a)(b)(f)	—		269,998
Subscriptions receivable	(64)	—		—		(64)
Accumulated deficit	(4,132,215)	3,773,707	(c)(f)	358,508	(h)(i)(j)(k)	—
Unearned portion of deferred compensation	(499)	499	(f)	—		—
Treasury stock	(10,697)	10,697	(f)	—		—
Accumulated other comprehensive loss	(6,784)	6,784	(f)	—		—

Total stockholders' equity (deficit)	(275,896)	187,324		358,508		269,936

Total liabilities and stockholders' equity (deficit)	$321,204	$(148,187)		$331,402		$504,419

(a)
To record the settlement of the $270.0 million of 5.5% convertible subordinated notes due November 2007 and accrued interest of $17.6 million through the payment of $86.6 million in cash, issuance of 9.45 million shares of new common stock and $58.8 million of 6.5% senior notes due in equal semi annual principal installments through August 2007.

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

(j)
To record the fair value of long-term installment sales of $10.2 million.

(k)
To record the fair value adjustment to investments of $3.6 million.

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

Three Months

Predecessor Company Three Months Ended December 31, 2002
Professional fees	$(5,065)
Lease abandonment expense	(4,302)

$(9,367)

        In the fiscal 2003 period, our Predecessor Company recorded a net reorganization charge of $9.4 million. Net reorganization items for the three months ended December 31, 2002 included $5.1 million of professional fees directly related to the Chapter 11 filing and lease abandonment expenses of $4.3 million.

Year-to-date

	Predecessor Company
	109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
Professional fees	$(8,279)	$(6,808)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write-off of debt issuance costs	—	(5,435)
Employee retention and benefits	(6,302)	—
Acceleration of deferred compensation charges	(499)	—
Gains on settlements with creditors	35,393	—
Increase to fresh-start basis of assets and liabilities	358,508	—
Lease abandonment expense	—	(4,302)

	$378,821	$4,860

        For the 109 days ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $378.8 million. Of this gain, $358.5 million resulted from the fair value adjustments to the Company's assets and liabilities with the adoption of fresh-start reporting. The Company also recognized a $35.4 million gain on its settlement with creditors upon exiting bankruptcy law protection. These gains were partially offset by costs directly related to the implementation of the Company's Reorganization Plan.

        For the nine months ended December 31, 2002, the Predecessor Company recorded a net reorganization gain of $4.9 million. Net reorganization items for the nine months ended December 31, 2002 include charges of $6.8 million for professional fees directly related to the Chapter 11 filing, a $5.4 million write-off of debt issuance costs, and lease abandonment expense of $4.3 million. These charges were offset by a $21.4 million gain resulting from the reversal of a fiscal 2002 exit cost provision related to an abandoned facility that was settled in a more favorable fashion, as the accrued cost was reduced to the allowed claim amount upon the Chapter 11 filing.

7.     Restructuring, Impairments and Other

        Restructuring, impairments and other for the Predecessor Company consist of the following (in thousands):

Three Months

Predecessor Company
Three Months Ended December 31, 2002
Loss on sale of investments	$883
Gain on sale of non-core product lines	(927)
Loss from abandoned fixed assets	1,781
Employee severance	472
Other	62

$2,271

Year-to-date

	Predecessor Company
	109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
(Gain) loss on sale of investments	$(1,239)	$653
Gain on sale of non-core product lines	—	(15,318)
Loss from abandoned fixed assets	—	33,738
Loss from abandoned leases	—	33,295
Employee severance	—	19,822

	$(1,239)	$72,190

        For the Predecessor Company's 109 days ended July 18, 2003, restructuring, impairments and other represented a gain realized upon the sale of certain minority investments in other companies.

        During June 2002, the Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and to focus operations on the core market. Employee severance charges include amounts paid to former employees who were laid off during the three months and nine months ended December 31, 2002 in connection with the Company's downsizing. Amounts were expensed when the employees were notified of their termination, as management had not approved a detailed restructuring plan that would allow the accrual of employee severance payments prior to employee termination notification.

        The Company also decided to abandon numerous facilities in both domestic and foreign locations. At March 31, 2003, the remaining restructuring accrual was $5.9 million, which related primarily to foreign lease settlements. In the nine-month period ended December 31, 2003, the Company paid or otherwise settled approximately $3.7 million in lease termination settlements, leaving a balance of $2.2 million in the restructuring accrual at December 31, 2003. The remaining accrual will be paid during the remainder of fiscal 2004.

8.     Identifiable Intangible Assets

        Identifiable intangible assets of the Successor Company were recognized in connection with the application of fresh-start reporting and consist of the following at December 31, 2003 (in thousands):

Developed technology	$53,400
Trademarks and trade names	6,900
Maintenance contracts	33,600
Customer lists	31,200

125,100
Less accumulated amortization	(10,456)

$114,644

9.     Income Taxes

        The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

        The effective tax rates for the three months and the 166 days ended December 31, 2003 of the Successor Company and for the 109 days ended July 18, 2003 of the Predecessor Company were approximately (35.1)%, (24.5)% and 0.3%, respectively. The Company's income tax expense relates primarily to foreign taxes paid for which no offsetting tax benefits are available. During these periods, the Company did not recognize any benefit from federal or state income tax losses, because future benefit from losses was not likely to be realized. If tax benefits accrued by the Predecessor Company are realized in future periods, the benefit will be recorded as a reduction to reorganization value in excess of amounts allocable to identified assets.

        The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance on a majority of net deferred tax asset balances as of December 31, 2003 and on substantially all of its net deferred tax asset balance as of March 31, 2003 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carry-forwards, before they expire. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

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

10.   Commitments

        The Successor Company leases certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require the Successor Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Future minimum lease payments under non-cancelable operating leases (net of sublease payments) for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through 2008 totaled $1.4 million, $4.9 million, $4.3 million, $4.1 million and $4.0 million, respectively, and $21.5 million thereafter.

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

11.   Contingent Liabilities

Bankruptcy Claims

        Approximately 1,200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Since August 2003, the Company has been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that it believes are without merit or asserted for an inflated amount. The Company has been negotiating settlements to various claims. This process is expected to continue for several months. Through September 30, 2004, the Company has paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $375 million (including approximately $133 million of duplicate, erroneous and otherwise invalid claims). Under the Reorganization Plan, Class 8 claims are general unsecured claims. To resolve these claims the Company has paid or agreed to pay over time approximately $43 million in cash. As of September 30, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $9 million remaining to be resolved. There were also approximately $0.5 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount, and such claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by the Company is uncertain. The Company believes that its reserve is adequate to cover future payments of the Class 8 claims as well as the remaining priority and administrative claims. Management also believes that the aggregate payout of the Class 8 claims should be within and possibly below the range of likely payouts, of between $49 million and $65 million, determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts would have an adverse effect on the Company's liquidity and financial condition. Because claims are still in dispute, the Company is unable to predict the ultimate payment amount or the period over which payments would be made.

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

        Since November 2002, five former employees of the Company have pleaded guilty to felonies as part of the government's ongoing investigations: a former treasury department employee who pleaded guilty to charges of conspiracy to commit bank fraud; the former CFO who pleaded guilty to charges of conspiracy to commit securities fraud; a former sales executive who pleaded guilty to charges of conspiracy to commit securities fraud; a former sales executive who pleaded guilty to charges of obstruction of justice; and the former treasurer who pleaded guilty to charges of conspiracy to commit wire fraud. In addition, eight former executives of the Company, including the Company's former CEO, one employee of the Company's former outside audit firm, and two employees of the Company's former business partners have been indicted on federal charges of conspiracy to commit securities fraud, securities fraud, wire fraud, bank fraud and falsifying books and records. The SEC filed civil suits against most of these individuals alleging related violations of the federal securities laws and rules under various theories of financial fraud, insider trading, falsification of books and records and financial reporting violations.

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

Luddy v. Peregrine

        In May 2004, Frederic Luddy, the Company's former chief technology officer, filed a complaint against the Company in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in a class action filed on behalf of former Peregrine stockholders under the federal securities laws, pending in the United States District Court for the Southern District of California (the Federal Securities Action), and in an action filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). These actions seek to recover monetary damages from Mr. Luddy based on pre-bankruptcy events. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse Mr. Luddy for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming the Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. The Company also filed a motion in Bankruptcy Court to dismiss the complaint on the basis that among other things, Mr. Luddy failed to file any proof of claim before the

Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of the Reorganization Plan. On August 9, 2004, Mr. Luddy filed a unilateral dismissal of his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as his prior complaint. The Company has removed Mr. Luddy's new complaint to the Bankruptcy Court and has filed a motion to dismiss the complaint. The Company believes Mr. Luddy's claims are without merit and intends to vigorously defend against his complaint. While the ultimate outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company's financial position, results of operations or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption "Risk Factors" contained in our Annual Report on Form 10-K for the year ended March 31, 2003, filed April 30, 2004, for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

        As described in Note 4 of our notes to condensed consolidated interim financial statements included in this report, our Reorganization Plan was confirmed by the Bankruptcy Court on July 18, 2003 and was effective August 7, 2003. We have applied the fresh-start reporting provisions of SOP 90-7 in the quarter ended September 30, 2003. The effect of fresh-start reporting is discussed in Notes 1 and 4 of our notes to condensed consolidated financial statements included in this report.

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

        We have recorded a valuation allowance on a majority of net deferred tax asset balances as of December 31, 2003 and on substantially all of our net deferred tax asset balance as of March 31, 2003 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

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

RESULTS OF OPERATIONS

        As stated above, on July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan and it became effective on August 7, 2003. Results of operations presented for periods prior to and including July 18, 2003 pertain to our company prior to its reorganization (our Predecessor Company). The results of operations presented for periods after July 18, 2003 pertain to our company after its reorganization (our Successor Company). Where discussion applies to both the Predecessor Company and the Successor Company, we refer to the Company. As a result of the implementation of fresh-start accounting on July 18, 2003, the Successor Company's results of operations are not comparable to results reported in prior periods for the Predecessor Company, because of differences in the basis of reporting and the capital structure for the Predecessor Company and the Successor Company. See Note 4 of our notes to condensed consolidated interim financial statements included in this report for additional information about the consummation of the Reorganization Plan and implementation of fresh-start reporting.

        As required by Item 303(b) of Regulation S-K, the discussion and analysis of results of operations covers all periods for which financial statements are presented, even those that relate to periods shorter than full three- and nine-month periods. However, for clarity of presentation, where the adoption of fresh-start reporting did not have a material effect on a particular line item, we have only compared the results of operations of our Successor Company and Predecessor Company on a combined basis for the three- and nine-month periods ended December 31, 2003 with the historical results of operations of the Predecessor Company for the three-and nine-month periods ended December 31, 2002.

        The discussion and analysis of results of operations for the shortened periods are not directly comparable to the full three- and nine-month periods in the prior fiscal year. For example, our Successor Company's license revenue, maintenance revenue, amortization, income taxes, discontinued operations and reorganization items, net were all affected by the adoption of fresh-start reporting. Our Predecessor Company's results of operations are presented for the 109-day period ended July 18, 2003 beside our Successor Company's results of operations for the 166-day period ended December 31, 2003, as well as on a pro forma combined basis for the combined nine-month period, in order to facilitate a comparison with our Predecessor Company's results of operations for the nine-month period ended December 31, 2002. This information is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined financial information does not reflect the results of operations that either our Predecessor Company or our Successor Company would have achieved for the full fiscal 2004 nine-month period. The pro forma combined financial information for the nine-month period ended December 31, 2003 is presented on a merely additive basis and does not give pro forma effect to our Predecessor Company's results as if the consummation of the Reorganization Plan and the related fresh-start and other adjustments had occurred at the beginning of the period presented.

        With the adoption of fresh-start reporting, our Successor Company's assets and liabilities were adjusted to their estimated fair value as of July 18, 2003, which may not be comparable to the recorded value for these assets and liabilities presented for our Predecessor Company. In addition, our Successor Company has a significantly different capital structure from our Predecessor Company as a result of the Reorganization Plan and the adoption of fresh-start accounting. See Note 4 of the notes to our condensed consolidated interim financial statements included in this report for a reconciliation of the adjustments recorded in connection with the adoption of fresh-start reporting as of July 18, 2003.

        The following tables set forth, for the periods indicated, selected consolidated statement of operations data as a percentage of total revenue.

Three Months

	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002
Revenues:
Licenses	38.5%	39.3%
Maintenance	53.8%	43.6%
Consulting and training	7.7%	17.1%

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of licenses	1.3%	1.6%
Cost of maintenance	9.4%	14.8%
Cost of consulting and training	8.3%	18.7%
Sales and marketing	30.2%	45.6%
Research and development	15.8%	25.0%
General and administrative	26.2%	46.6%
Amortization of intangibles	12.9%	0.0%
Restructuring, impairments and other	0.0%	3.8%

Total operating costs and expenses	104.1%	156.1%

Loss from continuing operations before reorganization, interest and income taxes	(4.1)%	(56.1)%
Reorganization items, net	(4.2)%	(15.9)%
Interest expense, net	(2.3)%	(11.2)%

Loss from continuing operations before income taxes	(10.6)%	(83.2)%
Income tax expense on continuing operations	(3.7)%	(3.1)%

Loss from continuing operations	(14.3)%	(86.3)%
Income from discontinued operations, net of income taxes	0.0%	437.0%

Net income (loss)	(14.3)%	350.7%

Nine Months

	Successor Company 166 Days Ended December 31, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Nine Months Ended December 31, 2003	Predecessor Company Nine Months Ended December 31, 2002
Revenues:
Licenses	39.1%	27.8%	34.9%	33.9%
Maintenance	52.4%	60.0%	55.2%	44.5%
Consulting and training	8.5%	12.2%	9.9%	21.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	1.1%	1.5%	1.3%	3.0%
Cost of maintenance	9.5%	10.6%	9.9%	12.6%
Cost of consulting and training	8.9%	10.9%	9.6%	19.3%
Sales and marketing	28.6%	30.0%	29.1%	53.7%
Research and development	16.3%	18.3%	17.0%	26.3%
General and administrative	24.6%	30.7%	26.9%	41.3%
Amortization of intangibles	13.1%	0.0%	8.1%	0.0%
Restructuring, impairments and other	0.0%	(2.5)%	(1.0)%	42.8%

Total operating costs and expenses	102.1%	99.5%	100.9%	199.0%

Loss from continuing operations before reorganization, interest and income taxes	(2.1)%	0.5%	(0.9)%	(99.0)%
Reorganization items, net	(7.1)%	778.6%	290.2%	2.9%
Interest expense, net	(2.7)%	(8.4)%	(4.9)%	(17.8)%

Income (loss) from continuing operations before income taxes	(11.9)%	770.7%	284.4%	(113.9)%
Income tax expense on continuing operations	(2.9)%	(2.3)%	(2.7)%	(4.2)%

Income (loss) from continuing operations	(14.8)%	768.4%	281.7%	(118.1)%
Income from discontinued operations, net of income taxes	0.0%	0.5%	0.2%	152.3%

Net income (loss)	(14.8)%	768.9%	281.9%	34.2%

COMPARISON OF RESULTS OF OPERATIONS

REVENUES

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services. The three- and nine-month periods ended December 31, 2002 include revenue for non-core product lines that were subsequently sold in the fiscal year ended March 31, 2003 (fiscal 2003). As a result of the disposition of the non-core product lines, the results for the 109-day period ended July 18, 2003 and the three-month and 166-day periods ended December 31, 2003 do not include any non-core product line revenue.

Predecessor Company

        Revenue totaled $48.7 million for the 109-day period ended July 18, 2003. All of this was related to core products (i.e., all products excluding non-core product lines divested during fiscal 2003). Revenue for the 109-day period ended July 18, 2003 includes $5.6 million of revenue for license transactions entered into prior to fiscal 2003, but for which all revenue recognition criteria were not satisfied until the subsequent period.

Successor Company

        Revenue totaled $44.7 million and $79.9 million for the three-month and 166-day periods ended December 31, 2003, respectively.

Revenues for the Three-Month and Pro Forma Combined Nine-Month Periods Ended December 31, 2003 and Predecessor Company Revenues for the Three- and Nine-Month Periods Ended December 31, 2002 (dollars in thousands)

Three Months

	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002	Change
			Amount	Percent
Total revenue
Core	$44,713	$57,070	$(12,357)	(22)%
Non-core	—	1,965	(1,965)	(100)%

Total	$44,713	$59,035	$(14,322)	(24)%

        Revenue totaled $44.7 million for the three-month period ended December 31, 2003, down 24% from the $59.0 million of revenue for our Predecessor Company for the three-month period ended December 31, 2002. Revenue for core products and services for the three-month period ended December 31, 2003 was $44.7 million, down 22% from the $57.1 million of revenue for core products and services reported for our Predecessor Company for the three months ended December 31, 2002. The reasons for the decreases are discussed below.

Nine Months

			Pro Forma Combined Nine Months Ended December 31, 2003
	Successor Company 166 Days Ended December 31, 2003	Predecessor Company 109 Days Ended July 18, 2003		Predecessor Company Nine Months Ended December 31, 2002	Change
					Amount	Percent
Total Revenue
Core	$79,933	$48,655	$128,588	$156,011	$(27,423)	(18)%
Non-core	—	—	—	12,544	(12,544)	(100)%

Total	$79,933	$48,655	$128,588	$168,555	$(39,967)	(24)%

        Pro forma revenue totaled $128.6 million for the nine-month combined period ended December 31, 2003, down 24% from the $168.6 million in revenues reported for our Predecessor Company for the nine-month period ended December 31, 2002. Pro forma revenues for core products and services for the nine-month combined period ended December 31, 2003 was $128.6 million, down 18% from the $156.0 million of revenues for core products and services reported for our Predecessor Company for the nine-month period ended December 31, 2002. The reasons for the increases or decreases are discussed below.

Licenses

        We generally license our products to end-users under perpetual license agreements. License revenue for our Predecessor Company includes revenue from license transactions originally entered into prior to fiscal 2003. For these transactions, revenue was recognized in fiscal 2003 and fiscal 2004, when all the revenue recognition criteria were satisfied. The delay in recognizing this revenue arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. Upon the application of fresh-start accounting as of July 18, 2003, amounts to be recognized as revenue in future fiscal quarters by our Successor Company for such arrangements were eliminated because we have no significant future performance obligations under these agreements. Anticipated future collections of Predecessor Company extended pay receivables have been recorded as other assets in connection with the adoption of fresh-start accounting.

Predecessor Company

        License revenue for the 109-day period ended July 18, 2003 totaled $13.5 million, of which $7.9 million was attributable to new license transactions entered into during the period and $5.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the reported period.

Successor Company

        License revenue for the three-month and 166-day periods ended December 31, 2003 totaled $17.2 million and $31.3 million, respectively. This license revenue resulted mostly from license transactions entered into during the period and does not include any revenue from license transactions initiated prior to fiscal 2003 as deferred revenue for such transactions was eliminated in the application of fresh-start reporting.

License Revenue for the Three-Month and Pro Forma Combined Nine-Month Periods Ended December 31, 2003 and Predecessor Company License Revenue for the Three- and Nine-Month Periods Ended December 31, 2002 (dollars in thousands)

Three Months

	Successor Company Three Months Ended December 31, 2003
		Predecessor Company Three Months Ended December 31, 2002
			Change
			Amount	Percent
Licenses
Core, new	$17,229	$17,714	$(485)	(3)%
Core, pre-fiscal 2003 transactions	—	4,950	(4,950)	(100)%

Total core	17,229	22,664	(5,435)	(24)%
Non-core	—	545	(545)	(100)%

Total	$17,229	$23,209	$(5,980)	(26)%

        License revenue for the three-month period ended December 31, 2003 totaled $17.2 million. For this period, all of the license revenue was attributable to license transactions entered into during the period. License revenue for our Predecessor Company for the three-month period ended December 31, 2002 totaled $23.2 million, including $0.5 million of license fees for non-core product lines that were subsequently sold in fiscal 2003. For the fiscal 2003 third quarter, $17.7 million of the core license revenue was attributable to new license transactions entered into during the quarter and $5.0 million was attributable to license transactions initiated prior to fiscal 2003, but for which revenue was first recognizable in the quarter. License revenue for core products for the three-month period ended December 31, 2003 decreased $0.5 million, from such license revenue for the three-month period ended December 31, 2002, excluding transactions initiated prior to fiscal 2003. As discussed above, there was no license revenue in the three-month period ended December 31, 2003 from transactions initiated in prior periods as deferred revenue was eliminated in the application of fresh-start reporting and due to changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

Nine Months

	Successor Company 166 Days Ended December 31, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Nine Months Ended December 31, 2003	Predecessor Company Nine Months Ended December 31, 2002
					Change
					Amount	Percent
Licenses
Core, new	$31,281	$7,930	$39,211	$36,900	$2,311	6%
Core, pre-fiscal 2003 transactions	—	5,595	5,595	18,214	(12,619)	(69)%

Total core	31,281	13,525	44,806	55,114	(10,308)	(19)%
Non-core	—	—	—	2,081	(2,081)	(100)%

Total	$31,281	$13,525	$44,806	$57,195	$(12,389)	(22)%

        Pro forma license revenue for the nine-month combined period ended December 31, 2003 totaled $44.8 million. For this period, $39.2 million of the pro forma license revenue was attributable to license transactions entered into during the period and $5.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the period. License revenue for our Predecessor Company for the nine-month period ended December 31, 2002 totaled $57.2 million, including $2.1 million of license fees for non-core product lines that were subsequently divested in fiscal 2003. For the nine-month period ended December 31, 2002, $36.9 million of the core license revenue was attributable to license transactions entered into during the fiscal period and $18.2 million was attributable to core license transactions initiated prior to fiscal 2003, but for which revenue was first recognizable in fiscal 2003. Pro forma license revenue for core products for the nine-month combined period ended December 31, 2003 increased by $2.3 million, or 6%, from such license revenue for core products for the nine-month period ended December 31, 2002, excluding transactions initiated prior to fiscal 2003. The increase reflected higher unit sales as a result of market demand for new and additional licenses. Pro forma license revenue for transactions initiated prior to the reported period, but for which all revenue recognition criteria were met in the nine-month combined period ended December 31, 2003, decreased by $12.6 million, or 69%, from the license revenue for transactions initiated prior to the reported period, but for which all revenue recognition criteria were met in the nine-month period ended December 31, 2002. As discussed above, this decrease resulted from the adoption of fresh-start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

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

        As described earlier, we adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003. Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in accordance with FAS No. 141. In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of existing maintenance contracts in place at July 18, 2003. This $6.3 million adjustment by our Successor Company will have the effect of reducing maintenance revenue over the maintenance contract periods. Of this amount, maintenance revenue was reduced by $1.8 million and $3.5 million in the three-month and 166-day periods ended December 31, 2003, respectively.

Predecessor Company

        Maintenance revenue for the 109-day period ended July 18, 2003 totaled $29.2 million. Maintenance revenue for this period was for core products only, as non-core products were divested in the fiscal year ended March 31, 2003.

Successor Company

        Maintenance revenue for the three-month and 166-day periods ended December 31, 2003 totaled $24.1 million and $41.9 million, respectively, all of which was related to core products.

Maintenance Revenue for the Three-Month and Pro Forma Combined Nine-Month Periods Ended December 31, 2003 and Predecessor Company Maintenance Revenue for the Three- and Nine-Month Periods Ended December 31, 2002 (dollars in thousands)

Three Months

	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002
			Change
			Amount	Percent
Maintenance
Core	$24,061	$24,810	$(749)	(3)%
Non-core	—	932	(932)	(100)%

Total	$24,061	$25,742	$(1,681)	(7)%

        Maintenance revenue for the three-month period ended December 31, 2003 totaled $24.1 million. Maintenance revenue for our Predecessor Company for the three-month period ended December 31, 2002 totaled $25.7 million, including $0.9 million for non-core product lines. Maintenance revenue for core products in the three-month period ended December 31, 2003 decreased by $0.7 million, or 3%, from maintenance revenue for core products for our Predecessor Company for the three-month period ended December 31, 2002. Of this decrease, $1.8 million resulted from the adoption of fresh-start reporting. The negative impact of fresh-start reporting more than offset the overall growth of maintenance revenue in our core products of $1.1 million, or 4%. The growth occurred mainly because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Maintenance fees are amortized evenly over the contract period, so the results for the three-month period ended December 31, 2003 also reflects the full impact of our expanded customer base and related increases in new or additional licenses from the beginning of fiscal 2003 to December 31, 2003.

Nine Months

					Change
	Successor Company 166 Days Ended December 31, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Nine Months Ended December 31, 2003	Predecessor Company Nine Months Ended December 31, 2002
					Amount	Percent
Maintenance
Core	$41,853	$29,176	$71,029	$69,825	$1,204	2%
Non-core	—	—	—	5,207	(5,207)	(100)%

Total	$41,853	$29,176	$71,029	$75,032	$(4,003)	(5)%

        Pro forma maintenance revenue for the nine-month combined period ended December 31, 2003 totaled $71.0 million. Maintenance revenue for our Predecessor Company for the nine-month period ended December 31, 2002 totaled $75.0 million, including $5.2 million for non-core product lines. Pro forma maintenance revenue for core products in the nine-month combined period ended December 31, 2003 increased by $1.2 million, or 2%, from maintenance revenue for core products for our Predecessor Company for the nine-month period ended December 31, 2002. Pro forma maintenance revenue for the nine-month combined period ended December 31, 2003 reflects a $3.5 million reduction resulting from the adoption of fresh-start reporting. This negative impact from the adoption of fresh-start partially offset the overall growth in maintenance in our core products of $4.7 million, or 7%. The growth occurred mainly because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from maintenance contract cancellations, in whole or in part, during the renewal process. Maintenance fees are amortized evenly over the contract period, so the pro forma results for the nine-month combined period ended December 31, 2003 also reflects the full impact of our expanded customer base and related increases in new or additional licenses from the beginning of fiscal 2003 to December 31, 2003.

Consulting and Training

        Consulting and training services include a range of professional and educational services intended to help our customers use our software products more effectively. Beginning in June 2002, as part of expense-cutting initiatives, we reduced our consulting staff and began to refer customers more frequently to third-party service providers for general consulting services. We began to focus on supplementing our customers' and the third-party service providers' project teams with consultants possessing specialized knowledge of the more complex aspects of our products and the best practices for integrating our products into the customers' business operations.

Three Months

        The following table summarizes consulting and training revenue for the three-month period ended December 31, 2003 and consulting and training revenue for our Predecessor Company for the three-month period ended December 31, 2002 (dollars in thousands):

Three Months

			Change
	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002
			Amount	Percent
Consulting and training
Core	$3,423	$9,597	$(6,174)	(64)%
Non-core	—	487	(487)	(100)%

Total	$3,423	$10,084	$(6,661)	(66)%

        Revenue for consulting and training services totaled $3.4 million for the three-month period ended December 31, 2003. Revenue for consulting and training services totaled $10.1 million for our Predecessor Company for the three-month period ended December 31, 2002, including $0.5 million of consulting and training revenue for non-core product lines. Consulting and training revenue related to our core products decreased in the three-month period ended December 31, 2003 by $6.2 million, or 64%, compared to consulting and training revenue related to our core products for our Predecessor Company for the three-month period ended December 31, 2002, primarily as a result of the change in our consulting services strategy.

Nine Months

        The following table summarizes pro forma consulting and training revenue for the nine-month combined period ended December 31, 2003 and consulting and training revenue for our Predecessor Company for the nine-month period ended December 31, 2002 (dollars in thousands):

Nine Months

	Successor Company 166 Days Ended December 31, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Nine Months Ended December 31, 2003	Predecessor Company Nine Months Ended December 31, 2002
					Change
					Amount	Percent
Consulting and training
Core	$6,799	$5,954	$12,753	$31,073	$(18,320)	(59)%
Non-core	—	—	—	5,255	(5,255)	(100)%

Total	$6,799	$5,954	$12,753	$36,328	$(23,575)	(65)%

        Pro forma revenue for consulting and training services totaled $12.8 million for the nine-month combined period ended December 31, 2003. Revenue for consulting and training services totaled $36.3 million for our Predecessor Company for the nine-month period ended December 31, 2002, including $5.3 million of consulting and training revenue for non-core product lines. Pro forma consulting and training revenue related to our core products decreased in the nine-month combined period ended December 31, 2003 by $18.3 million, or 59%, compared to the consulting and training revenue related to our core products for our Predecessor Company for the nine-month period ended December 31, 2002, primarily as a result of the change in our consulting services strategy.

Revenues by Geographic Territory

        We organize our business operations according to three major geographic territories:

  •
  The Americas (Americas);

  •
  Europe, Middle East and Africa (EMEA); and

  •
  Asia/Pacific Rim (AP).

Three Months

        The following table summarizes total revenue by geographic territory for the three-month period ended December 31, 2003 and revenue for our Predecessor Company for the three-month period ended December 31, 2002 (dollars in thousands):

Three Months

	Successor Company Three Months Ended December 31, 2003	Predecessor Company Three Months Ended December 31, 2002
			Change
			Amount	Percent
Americas	$24,097	$38,984	$(14,887)	(38)%
EMEA	18,940	18,456	484	3%
AP	1,676	1,595	81	5%

Total	$44,713	$59,035	$(14,322)	(24)%

% of total revenue
Americas	54%	66%
EMEA	42%	31%
AP	4%	3%

	100%	100%

        Revenue for the Americas territory totaled $24.1 million for the three-month period ended December 31, 2003, a decrease of $14.9 million, or 38%, from the revenue for our Americas territory for our Predecessor Company for the three-month period ended December 31, 2002. Of the decrease, $2.0 million resulted from the fact we were no longer selling the non-core products we had divested in fiscal 2003. Americas consulting and training revenue declined $4.2 million as we began to refer our customers more frequently to third-party service providers for general consulting services. Maintenance revenue for the Americas territory also decreased in the three-month period ended December 31, 2003 from maintenance revenue for the Americas territory related to our core products for our Predecessor Company for the three-month period ended December 31, 2002. Maintenance revenue for the Americas territory for this period decreased by $2.5 million because of lower maintenance renewal rates and by $1.2 million because of the adoption of fresh-start reporting. In addition, revenue decreased by $4.9 million because license revenue was recognized in the three-month period ended December 31, 2003 for transactions entered into prior to fiscal 2003. As discussed above, revenue related to pre-fiscal 2003 transactions decreased because of the adoption of fresh-start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

        Revenue for the EMEA territory totaled $18.9 million for the three-month period ended December 31, 2003, an increase of $0.5 million, or 3%, over the revenue for the EMEA territory for our Predecessor Company for the three-month period ended December 31, 2002. License revenue in EMEA for the three-month period ended December 31, 2003 was substantially the same as license revenue in the same period in the previous year. EMEA maintenance revenue in the three-month period ended December 31, 2003 increased by $3.1 million when compared to the maintenance revenue for our Predecessor Company for the three-month period ended December 31, 2002, primarily because of revenue attributable to new licenses sold that were subject to maintenance contracts, combined with strong maintenance renewals. EMEA consulting and training revenue decreased $1.9 million due to our change in strategy regarding consulting services.

        Revenue for the AP territory totaled $1.7 million for the three-month-period ended December 31, 2003, an increase of $0.1 million from the revenue for the AP territory for our Predecessor Company for the three-month period ended December 31, 2002. The increase in the fiscal 2004 period is because of increased demand for our products in this territory.

Nine Months

        The following table summarizes total pro forma revenue by geographic territory for the nine-month combined period ended December 31, 2003 and revenue for our Predecessor Company for the nine-month period ended December 31, 2002 (dollars in thousands):

Nine Months

	Successor Company 166 Days Ended December 31, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Nine Months Ended December 31, 2003	Predecessor Company Nine Months Ended December 31, 2002
					Change
					Amount	Percent
Americas	$43,959	$32,043	$76,002	$112,541	$(36,539)	(32)%
EMEA	32,560	15,287	47,847	51,543	(3,696)	(7)%
AP	3,414	1,325	4,739	4,471	268	6%

Total	$79,933	$48,655	$128,588	$168,555	$(39,967)	(24)%

% of total revenue
Americas	55%	66%	59%	67%
EMEA	41%	31%	37%	30%
AP	4%	3%	4%	3%

	100%	100%	100%	100%

        Pro forma revenue for the Americas territory totaled $76.0 million for the nine-month combined period ended December 31, 2003, a decrease of $36.5 million, or 32%, from the revenue for our Predecessor Company for the nine-month period ended December 31, 2002. Of the decrease, $12.5 million resulted from the fact we were no longer selling the non-core products we had divested in fiscal 2003. Pro forma consulting and training revenue for the Americas territory declined $11.2 million for the nine-month combined period ended December 31, 2003 as we began to refer our customers more frequently to third-party service providers for general consulting services. Pro forma license revenue for the Americas territory for this period was affected by a $7.8 million decrease in revenue recognized related to transactions initiated prior to fiscal 2003, primarily as a result of the adoption of fresh-start reporting. Pro forma Americas maintenance revenue decreased $6.7 million in this combined period compared to the Americas maintenance revenue related to core products for our Predecessor Company for the nine-month period ended December 31, 2002, with $2.3 million of the decrease resulting from the fresh-start adjustment. The remainder of the decrease was the result of lower renewal rates in the combined period. Increased license revenue related to core products offset a portion of these decreases.

        Pro forma revenue for the EMEA territory totaled $47.8 million for the nine-month combined period ended December 31, 2003, a decrease of $3.7 million, or 7%, over the revenue for the EMEA territory for our Predecessor Company for the nine-month period ended December 31, 2002. Pro forma license revenue in EMEA for the nine-month combined period ended December 31, 2003 related to pre-fiscal 2003 transactions decreased $4.8 million. This decrease in revenue recognized related to transactions initiated prior to fiscal 2003 is the result of a change in business practice and the adoption of fresh-start reporting. Of the total decline, $6.9 million reflected the lower consulting and training revenue caused by our change in strategy. Pro forma license and maintenance revenue increased in the EMEA region for the combined period, offsetting a portion of these revenue decreases.

        Pro forma revenue for the AP territory totaled $4.7 million for the nine-month combined period ended December 31, 2003, up $0.3 million, or 6%, from the revenue for the AP territory for our Predecessor Company for the nine-month period ended December 31, 2002. The rise resulted from increased license and maintenance revenue and improved execution of a new indirect, or partner, sales model we began using in this region in June 2002.

COSTS AND EXPENSES

Stock Based Compensation Expense

        Prior to July 2002, the Predecessor Company granted a number of stock options at an exercise price below the then fair market value of the common stock. The difference between the fair market value at the date of grant and the exercise price is recorded as deferred compensation on the date of grant, and compensation expense is recognized over the vesting period of the option. In November 2003, the Predecessor Company completed the sale of its Remedy business (see Note 3 to the Condensed Consolidated Statement), which accelerated the recognition of substantially all deferred compensation charges related to stock options. Since July 2002, substantially all stock option grants have been granted with exercise prices equal to the fair market value at the date of grant. As a result, there has been a substantial decrease in compensation charges related to stock options since November 2003. The deferred compensation charges are reflected in operating cost and expenses as noted below.

Cost of Licenses

        The cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production and distribution costs. The cost of licenses represented 3% and 4% of pro forma license revenue for the three- and nine-month pro forma combined periods ended December 31, 2003, respectively. The cost of licenses represented 4% and 9% of license revenue for our Predecessor Company for the three- and nine-month periods ended December 31, 2002, respectively. This decrease resulted primarily from cost reductions implemented in the latter portion of fiscal 2003, including the outsourcing of most of our product distribution. License costs were also lower in the fiscal 2004 periods because of the disposition of non-core products in fiscal 2003.

Cost of Maintenance

        The cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts. The cost of maintenance represented 17% and 18% of maintenance revenue in the three- and nine-month pro forma combined periods ended December 31, 2003, respectively. The cost of maintenance represented 34% and 28% of maintenance revenue in the three- and nine-month periods ended December 31, 2002, respectively. The cost of maintenance for the three- and nine-month pro forma combined periods ended December 31, 2003 totaled $4.2 million and $12.8 million, respectively, a decrease of $4.6 million and $8.5 million, respectively, over the cost of maintenance for the three- and nine-month periods ended December 31, 2002. Of the decrease, $3.1 million and $4.2 million were related to stock option compensation charges in the three- and nine-month periods ended December 31, 2002, respectively. The remaining cost decreases resulted from actions implemented in fiscal 2003 to reduce operating costs, including a reduction in workforce and facilities costs related to maintenance functions. We also experienced cost reductions from our fiscal 2003 divestiture of non-core product lines.

Cost of Consulting and Training

        The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf. The cost of consulting and training represented 109% and 97% of pro forma consulting and training revenue for the three- and nine-month pro forma combined periods ended December 31, 2003, respectively. The cost of consulting and training represented 109% and 90% of consulting and training revenue for the three- and nine-month periods ended December 31, 2002, respectively. The cost of consulting and training services in the 2003 periods decreased $7.3 million and $20.2 million, respectively, from the year-earlier periods. Of the decrease, $3.1 million and $4.2 million were related to stock option compensation charges in the three- and nine-month periods ended December 31, 2002, respectively. The remaining cost decreases resulted mostly from our reduction in workforce as we revised our strategy for these services.

Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses. Sales and marketing expenses in the three- and nine-month pro forma combined periods ended December 31, 2003 were $13.5 million and $37.5 million, respectively, a decrease of $13.4 million and $53.0 million, respectively, from the three- and nine-month periods ended December 31, 2002. Of the decrease, $10.7 million and $14.5 million were related to stock option compensation charges in the three and nine-month periods ended December 31, 2002, respectively. The decrease also reflects cost reductions implemented in fiscal 2003 as part of our restructuring plan, including a reduction in workforce, facilities consolidation and a decrease in marketing promotion activities. We closed several sales offices around the world as we focused direct sales efforts on North America and major European markets. Beginning in the first half of fiscal 2003, we began to rely more on third-party distributors to sell our products and services in markets in which we chose not to maintain a significant direct sales presence, such as in Asia and Latin America.

Research and Development

        Research and development (R&D) expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel. No software development cost was capitalized during the periods presented, as costs incurred between technological feasibility and product releases were minimal. R&D expenses were $7.1 million and $21.9 million for the three- and nine-month pro forma combined periods ended December 31, 2003, respectively, a reduction of $7.7 million and $22.4 million, respectively, from the three- and nine-month periods ended December 31, 2002. Of the decrease, $6.1 million and $8.4 million were related to stock option compensation charges in the three- and nine-month periods ended December 31, 2002, respectively. The remainder of the decrease resulted primarily from a reduction in workforce in connection with the sale of several non-core product lines in fiscal 2003.

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

        G&A expenses for the three- and nine-month pro forma combined periods ended December 31, 2003 totaled $11.7 million and $34.6 million, respectively, down $15.7 million and $35.0 million, respectively, from the three- and nine-month periods ended December 31, 2002. The decreases reflect restructuring efforts implemented in fiscal 2003. Of the decrease, $7.6 million and $10.4 million were related to stock option compensation charges in the three and nine-month periods ended December 31, 2002, respectively. G&A savings were also realized by reducing professional fees, personnel, closing underutilized facilities, reducing telecommunication costs and the cost of supporting our internal systems. G&A costs for the three- and nine-month pro forma combined periods ended December 31, 2003 include approximately $3.6 million and $11.5 million, respectively, in professional fees for service providers that assisted with our restructuring, investigation and other activities related to the previously mentioned accounting irregularities, the strategic positioning of our core products, and audit and tax services. These items accounted for $7.0 million and $25.2 million, respectively, in G&A costs for the three- and nine-month periods ended December 31, 2002. Fees directly related to our bankruptcy-law filing under Chapter 11 are included in Reorganization Items, Net discussed below.

Amortization of Intangibles

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations." We engaged an independent appraiser to assist in the allocation of the reorganization value to our Successor Company's assets and liabilities by determining the fair market value of its intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. With the adoption of fresh-start reporting, our Successor Company determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the three-month and 166-day periods ended December 31, 2003, our Successor Company recorded non-cash charges for amortization of intangibles of $5.8 million and $10.5 million, respectively.

Restructuring, Impairments and Other

        Restructuring, impairments and other for our Predecessor Company consist of the following (in thousands):

Three Months

Predecessor Company
Three Months Ended December 31, 2002
Loss on sale of investments	$883
Gain on sale of non-core product lines	(927)
Loss from abandoned fixed assets	1,781
Employee severance	472
Other	62

$2,271

Year-to-date

	Predecessor Company
	109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
(Gain) loss on sale of investments	$(1,239)	$653
Gain on sale of non-core product lines	—	(15,318)
Loss from abandoned fixed assets	—	33,738
Loss from abandoned leases	—	33,295
Employee severance	—	19,822

	$(1,239)	$72,190

        For the 109-day period ended July 18, 2003, restructuring, impairments and other represented a gain for our Predecessor Company realized upon the sale of certain minority investments in other companies.

        During June 2002, our Predecessor Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and to focus operations on its core market. These restructuring activities continued during the three- and nine-month periods ended December 31, 2002. In the three-month period ended December 31, 2002, restructuring, impairments and other expenses included charges of $1.8 million for losses from abandoning fixed assets and $0.5 million for employee severance. In the nine-month period ended December 31, 2002, restructuring, impairments and other expenses included charges of $33.3 million for losses from abandoned leases, $33.7 million for losses from abandoning fixed assets and $19.8 million for employee severance. The three- and nine-month charges were reduced somewhat by a fiscal 2003 gain on the sale of non-core product lines.

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

Predecessor Company

        Reorganization items, net for our Predecessor Company consist of the following (in thousands):

Three Months

Predecessor Company Three Months Ended December 31, 2002
Professional fees	$(5,065)
Lease abandonment charges	(4,302)

$(9,367)

        Our Predecessor Company recorded a net reorganization charge of $9.4 million in the three months ended December 31, 2002. Net reorganization items included $5.1 million of professional fees directly related to the Chapter 11 filing and lease abandonment expenses of $4.3 million.

Year-to-date

	Predecessor Company
	109 Days Ended July 18, 2003	Nine Months Ended December 31, 2002
Professional fees	$(8,279)	$(6,808)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write-off of debt issuance costs	—	(5,435)
Employee retention and benefits	(6,302)	—
Acceleration of deferred compensation charges	(499)	—
Gains on settlements with creditors	35,393	—
Increase to fresh-start basis of assets and liabilities	358,508	—
Lease abandonment charges	—	(4,302)

	$378,821	$4,860

        For the 109-day period ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $378.8 million. Of this gain, $358.5 million resulted from the fair value adjustments to our assets and liabilities with the adoption of fresh-start reporting. We also recognized a $35.4 million gain on our settlement with creditors upon exiting bankruptcy. These gains were partially offset by our costs directly related to the implementation of our Reorganization Plan.

        For the nine months ended December 31, 2002, the Predecessor Company recorded a net reorganization gain of $4.9 million. Net reorganization items for the nine-month period ended December 31, 2002 include charges of $6.8 million for professional fees directly related to the Chapter 11 filing, a $5.4 million write-off of debt issuance costs, and lease abandonment charges of $4.3 million. These charges were offset by a $21.4 million gain resulting from the reversal of a fiscal 2002 lease exit cost provision. The exit cost provision related to an abandoned facility for which the accrued cost was reduced to the allowed claim amount in connection with initiating our Chapter 11 proceedings.

Successor Company

        Reorganization items, net for the three-month and 166-day periods ended December 31, 2003 totaled $1.9 million and $5.7 million, respectively, and consisted primarily of professional fees directly related to our bankruptcy proceedings.

Net Interest Expense

        Net interest expense included interest expense and amortized costs related to our borrowings, net of investment income. Net interest expense decreased for the three- and nine-month pro forma combined periods ended December 31, 2003 to $1.0 million and $6.3 million, respectively, down $5.6 million and $23.7 million, respectively, from the three- and nine- month periods ended December 31, 2002. The net interest expense decrease reflects lower interest expense and higher interest income in the fiscal 2004 periods. Interest expense was greater in the fiscal 2003 periods because in June 2002 we entered into relatively high cost financing arrangements to address, in part, our liquidity crisis until we completed the sale of our Remedy business in November 2002. Interest income available to offset interest expense was greater in the fiscal 2004 periods, reflecting higher available cash balances to invest.

Income Taxes

        Income tax expense totaled $1.7 million for the three-month period ended December 31, 2003, compared to expenses of $1.8 million for the three-month period ended December 31, 2002. Income tax expense totaled $3.4 million for the nine-month pro forma combined period ended December 31, 2003, compared to expenses of $7.1 million for the nine-month period ended December 31, 2002. Our tax expense represented 35.1% of our loss from continuing operations before income taxes for the three-month period ended December 31, 2003. Our tax expense represented 0.9% of our income from continuing operations before income taxes for the nine-month pro forma combined period ended December 31, 2003. Our tax expense represented 3.7% and 3.7%, respectively, of our loss from continuing operations before income taxes for the three- and nine-month periods ended December 31, 2002.

Discontinued Operations

        As part of our efforts to raise cash and reduce expenses, we sold our Supply Chain Enablement (SCE) and Remedy businesses in June and November 2002, respectively. These businesses are treated as discontinued operations in the condensed consolidated financial statements included in this report.

        The SCE business offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned Peregrine Connectivity (the SCE business) subsidiary to PCI International, Inc., an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash. The $47.8 million loss on the disposal of SCE was provided for in fiscal 2002. For the nine-month period ended December 31, 2002, results from discontinued operations include income from SCE of $1.1 million. There was no SCE activity in the three-month period ended December 31, 2002.

        In September 2002, Peregrine and Remedy entered into an agreement with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to certain adjustments provided for in the acquisition agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. Income from discontinued operations related to Remedy for the 109-day period ended July 18, 2003 totaled $0.3 million. No amounts related to Remedy will affect the results of our Successor Company, due to the adoption of fresh-start reporting treatment. Remedy's discontinued operations provided income of $258.0 million and $255.6 million in the three- and nine-month periods ended December 31, 2002, respectively, primarily from the gain on sale.

LIQUIDITY AND CAPITAL RESOURCES

        Given the importance of liquidity to a company that has recently emerged from bankruptcy proceedings, we have supplemented our discussion of liquidity and capital resources for the three- and nine-month periods ended December 31, 2003 and 2002 with a more current discussion of our liquidity and capital resources as of September 30, 2004.

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

        Our cash and cash equivalent balances, excluding restricted cash and short-term investments, totaled $115.4 million and $234.3 million at December 31, 2003 and March 31, 2003, respectively. Items that increased or decreased these balances are described below. For all of fiscal 2004, we had approximately $2.0 million of capital expenditures, primarily for leasehold improvements for a modest expansion of our San Diego headquarters and to acquire enhancements to software applications we use internally. Fiscal 2004 capital expenditures were funded from cash on hand and operating cash flows.

Predecessor Company—109-day period ended July 18, 2003

        Our Predecessor Company used $46.2 million of cash in operating activities in the 109-day period ended July 18, 2003. Our Predecessor Company reported net income from continuing operations of $373.9 million for this period. However, most of the income was non-cash in nature, because it resulted from the adoption of fresh-start reporting treatment. During the period, our Predecessor Company used $42.9 million of cash for reorganization items related to implementing our Reorganization Plan, which accounts for most of the decrease in the period.

        Cash from investing activities increased $27.1 million because that amount of restricted cash became available for general use in accordance with our Reorganization Plan.

        Cash used in financing activities is attributable to the repayment in part by our Predecessor Company of $24.3 million of principal and interest on factor loans and $86.5 million, in addition to other consideration, to the holders of convertible subordinated notes in accordance with the Reorganization Plan. Overall cash decreased by $126.2 million, mostly because of the implementation of our Reorganization Plan.

Successor Company—166-day period ended December 31, 2003

        For the 166-day period ended December 31, 2003, the Successor Company provided $4.2 million in cash from operating activities. Our Successor Company reported a net loss of $11.8 million, including non-cash charges of $13.6 million for amortization and depreciation. Of the amortization charge, $10.5 million was related to the new identifiable intangibles established with the adoption of fresh-start reporting treatment as of July 18, 2003. The changes in working capital also contributed to the increase in cash from operating activities.

        During the 166-day period, our Successor Company collected the $10.0 million released from escrow as part of the Remedy sale. Our Successor Company also invested $1.3 million in capital expenditures and committed an additional $1.0 million to restricted cash, related mostly to new real estate leases.

        Our Successor Company re-paid $6.4 million of its factor loan obligation. Overall, cash increased $7.4 million in the 166-day period.

Predecessor Company—Nine-month period ended December 31, 2002

        Our Predecessor Company's cash and cash equivalent balances, excluding restricted cash and short-term investments, totaled $240.5 million and $83.5 million at December 31, 2002 and March 31, 2002, respectively. Items that increased or decreased these balances are described below.

        Our Predecessor Company used $130.6 million in net cash in operating activities in the nine-month period ended December 31, 2002. Our Predecessor Company used cash in its operations in the nine-month period ended December 31, 2002 mainly because there was a net loss from continuing operations of $199.3 million reduced by certain non-cash charges incurred in connection with implementing various cost reduction programs. Much of the loss in this nine-month period resulted from charges related to these cost reduction programs.

        Investing activities generated $5.9 million in net cash in the nine-month period ended December 31, 2002. In this period, $17.6 million of cash was generated from the maturity of short-term investments and $15.9 million was generated from the sale of non-core product lines. However, this increase in cash was offset somewhat by $27.1 million in cash that became restricted in connection with claims by various parties that were settled later in fiscal 2003 or in fiscal 2004 as part of the bankruptcy law proceedings.

        The Predecessor Company used $105.3 million in cash in financing activities in the nine-month period ended December 31, 2002, primarily in connection with net payments of $98.8 million to factor banks. Discontinued operations increased cash on a net basis by $385.2 million in the nine months ended December 31, 2002. The sale of Remedy, as described above, is the primary reason for this increase in cash.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements that could affect our financial statements have been issued during the three months ended December 31, 2003 or since our previous disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended March 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2003, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

        Our chief executive officer and chief financial officer have concluded that significant deficiencies, including material weaknesses, continued to exist in our internal controls over financial reporting at the end of the fiscal period covered by this report. Their conclusion was based on a number of factors, including the fact that we cannot yet prepare timely financial information and, therefore, were not filing periodic reports during fiscal 2004; the difficulty in assembling all relevant contemporaneous documentation for significant transactions; significant turnover in management and our finance staff; the other factors disclosed in both our Annual Report on Form 10-K for the year ended March 31, 2003 under the caption "Changes in Internal Control Over Financial Reporting—Deficiencies in Internal Control Over Financial Reporting and our Current Report on Form 8-K filed October 15, 2004 regarding the condition of our internal controls over financial reporting under the caption "Item 8.01 Other Events." Readers should carefully review the information set forth under the caption "Changes in Internal Control Over Financial Reporting" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003; the information set forth under the caption "Item 8.01 Other Events" included in our Current Report on Form 8-K filed October 15, 2004, and the information set forth below under "Changes in Internal Control Over Financial Reporting."

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

Certain Internal Control Events Subsequent to September 8, 2004

        We are including information in this report about material changes to our internal controls over financial reporting for the period subsequent to September 8, 2004, which was the filing date of our Quarterly Report on Form 10-Q for the 2004 fiscal first quarter ended June 30, 2003, in order to provide readers with a current understanding of our internal control over financial reporting. Readers should carefully review the discussion of the deficiencies and material changes in our internal control over financial reporting for the period prior to April 30, 2004 set forth under the caption "Changes in Internal Control Over Financial Reporting" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003; and set forth under the caption "Item 8.01 Other Events" in our Current Report on Form 8-K filed October 15, 2004 and in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003.

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

        Remediation.    Progress on remediation has been hindered to date by insufficient resources and significant turnover in our finance organization. In August 2004, we hired a new executive vice president, Kenneth Saunders, to direct initiatives aimed at improving our financial operations and infrastructure. Mr. Saunders succeeded David Sugishita, who left Peregrine in July 2004. Mr. Saunders assumed responsibilities as chief financial officer on November 1, 2004, succeeding Ken Sexton. In August 2004 we also hired a new vice president of finance, corporate controller and chief accounting officer, Russell Clark, and a new internal auditor, Julie Bahadori. Ms. Bahadori reports directly to the Audit Committee of our Board of Directors and replaces our former internal auditor, who left the company in June 2004. Between the time our former internal auditor left and Ms. Bahadori joined us, the internal audit functions were handled on an interim basis by our compliance officer, John Skousen, who reports directly to our Corporate Governance and Nominating Committee for his compliance responsibilities and who reported to the Audit Committee for internal audit responsibilities. RSM McGladrey assists us with our internal audit functions and, for these internal audit functions, reports directly to our Audit Committee. Additionally, we have hired two managers of business processes and controls who are directly responsible for managing the project. With our new personnel, we expect to progress more effectively on the remediation phase of the project.

        Internal and External Testing.    After the remediation phase is complete, certain policies, processes, procedures and controls must operate effectively for a period of time and will need to be tested by management to confirm operating effectiveness before management will be in a position to conclude that our internal controls over financial reporting are effective.

Remediation Effectiveness

        Given the number of specific recommendations and the length of time required for remediation, as well as for internal and external testing, it is unlikely that we will be able to conclude that our internal controls over financial reporting are effective as specified by the Sarbanes-Oxley Act with respect to our fiscal year ending March 31, 2005, and even if we are able to reach such a conclusion, we will not have done so in time to allow our independent auditors an opportunity to test our internal controls to determine whether they can attest that our internal controls are effective as specified by the Sarbanes-Oxley Act.

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

General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the these claims plus the amounts we scheduled for payment without a claim asserted against us totaled approximately $384 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 general unsecured claims totaling approximately $251 million. For more information regarding these unsecured claims, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims" beginning on page 47 of this report.

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

          31.1 Certification of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of the Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Peregrine Systems, Inc. filed or furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2004	PEREGRINE SYSTEMS, INC (Registrant)

	By:	/s/ KENNETH J. SAUNDERS Executive Vice President & Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RUSSELL C. CLARK Vice President Finance, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

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
PART II—OTHER INFORMATION
SIGNATURES