Form 10-K
period 2004-03-31
PEREGRINE SYSTEMS INC
filed 2004-12-20
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
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

Common Stock, par value $0.0001 per share
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

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $259,647,879 on September 30, 2004, based upon the average of the closing bid and asked prices of such common stock as reported on the over-the-counter securities market operated by Pink Sheets LLC. Shares of common stock held by officers, directors and holders of more than 10% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.(1)

        The number of shares of the Registrant's common stock outstanding on November 30, 2004 was 15,073,885.(2)

        Documents Incorporated by Reference: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: 1) any annual report to security holders; 2) any proxy or information statement; and 3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

        None.

(1)
The aggregate market value of the Registrant's common stock held by non-affiliates was approximately $271,619,750 on March 31, 2004.

(2)
The number of shares of the Registrant's common stock outstanding on March 31, 2004 was 15,000,323.

PEREGRINE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

GENERAL

        This report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate," and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Readers should carefully review the forward-looking statements included in this report under the captions "Introduction," "Risk Factors" beginning on page 62 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" beginning on page 54 of this report, and elsewhere in or incorporated by reference into this report.

        The Company's fiscal year ends on March 31. All references to fiscal years refer to reporting periods ending on March 31. All other references to a particular year refer to the calendar year.

        On September 22, 2002, Peregrine Systems, Inc., and its Peregrine Remedy, Inc. subsidiary, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Court confirmed our fourth amended plan of reorganization on July 18, 2003 and we emerged from bankruptcy proceedings on August 7, 2003. We filed for bankruptcy protection in part because we were experiencing a liquidity crisis that was exacerbated by our discovery of financial fraud committed by certain former employees of the Company. The Company replaced certain management members upon discovery of the financial fraud, and since the Company's emergence from bankruptcy, we have recruited a new management team. Over the last months, we have hired a new chief executive officer, chief financial officer and vice president finance, corporate controller and chief accounting officer. Readers should carefully review the information set forth under the caption "Background Information Regarding Our Financial Restatements and Chapter 11 Bankruptcy Proceedings" for further information regarding our decision to reorganize under Chapter 11 and our turnover in management.

        Unless otherwise indicated, all references to "old common stock" pertain to our common stock, par value $0.001 per share, that was canceled on August 7, 2003 in connection with our emergence from Chapter 11 bankruptcy proceedings, and all references to "new common stock" pertain to our common stock, par value $0.0001 per share, in our reorganized company issued on August 7, 2003 and thereafter. Readers should carefully review the information set forth under the captions "Background Information Regarding Our Financial Restatements and Chapter 11 Bankruptcy Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization," beginning on pages 3 and 58 of this report, respectively, for further information.

INTRODUCTION

        We are filing this Annual Report on Form 10-K as part of our efforts to become current on our filing obligations under Section 13(a) of the Securities Exchange Act of 1934. We filed our annual report for the fiscal year ended March 31, 2003 with the Securities and Exchange Commission (SEC) on April 30, 2004 and our quarterly reports for the quarters ended June 30, 2003, September 30, 2003, and December 31, 2003 on September 9, 2004, November 3, 2004, and November 4, 2004, respectively. We are working to file our quarterly reports on Form 10-Q for the fiscal year 2005 quarters ended June 30, 2004 and September 30, 2004 as soon as practicable after filing this annual report. However, we are still in the process of implementing processes and procedures related to our financial reporting, and we cannot determine when we will be in a position to file our delinquent fiscal 2005 periodic reports or to resume filing our periodic reports on a timely basis.

        This report was not filed on a timely basis because our prior period financial statements required restating as a result of our discovery of financial fraud in 2002, our involvement in bankruptcy law proceedings and restructuring activities that followed the discovery of fraud and the restatements, and our significant turnover of experienced management and employees in connection with these matters, as described in this report. As a result, our chief executive officer and chief financial officer have taken exceptions for the late filing of this report in their certifications under Section 906 of the Sarbanes-Oxley Act of 2002 that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

        From September 22, 2002 until August 7, 2003, the parent company of our enterprise, Peregrine Systems, Inc., and its wholly-owned Peregrine Remedy, Inc. subsidiary (Remedy or Peregrine Remedy) (but not its other subsidiaries), were debtors-in-possession in a Chapter 11 bankruptcy proceeding, having commenced voluntary bankruptcy proceedings on September 22, 2002. Upon emergence from bankruptcy proceedings, our assets and liabilities were restructured pursuant to the terms of our bankruptcy plan of reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" beginning on page 58 of this report for information regarding the terms of our plan of reorganization.

        Readers are cautioned that substantially all of the financial information in this report relates to our fiscal 2004 year, which ended March 31, 2004, and to prior periods, and that they should carefully consider the following points as well as the Risk Factors set forth on pages 62 through 76 when reading this report:

  •
  The consolidated financial statements included in this report, as well as much of the other financial information found elsewhere in this report, reflect our financial condition and results of operations as of March 31, 2004 and for the three-year period then ended. Our financial position and results have changed since the reporting period covered by this report and thus this report does not provide investors with current financial information.

  •
  As a result of our bankruptcy law restructuring and our adoption of fresh-start reporting effective July 18, 2003, in connection with the confirmation of our fourth amended plan of reorganization related to our bankruptcy law proceedings, our financial statements for periods subsequent to July 18, 2003 differ materially from, and are not comparable to, those from prior periods. For a discussion of fresh-start reporting see Note 1 of our consolidated financial statements included in this report.

  •
  Our business plan for fiscal 2005 differs materially from the business plan and projections we included in our disclosure statement in support of the fourth amended plan of reorganization. Our future financial results are not expected to be comparable to the projected financial results in the disclosure statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," beginning on page 54 of this report.

For all of the foregoing reasons, we believe that trading in our securities at this time is highly speculative and involves a high degree of risk. Readers should carefully review the information contained in "Risk Factors," beginning on page 62 of this report.

        For information regarding our current business operations, we refer you to "Business," beginning on page 16 of this report.

BACKGROUND INFORMATION REGARDING OUR FINANCIAL RESTATEMENTS AND CHAPTER 11 BANKRUPTCY PROCEEDINGS

  General Information

        Peregrine Systems, Inc., and its Peregrine Remedy, Inc. subsidiary (but not its other subsidiaries), filed for protection under Chapter 11 of the United States Bankruptcy Code on September 22, 2002 and emerged from bankruptcy proceedings on August 7, 2003. See "Deciding to Reorganize under Chapter 11 of the United States Bankruptcy Code" beginning on page 10 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Our Plan of Reorganization" beginning on page 58 of this report for a description of our bankruptcy proceedings and the terms of our plan of reorganization. Set forth below is a summary of the events surrounding our filing under Chapter 11. Information regarding certain of the actions taken by the Audit Committee and Board described in this section is based on our attempt to reconstruct the proceedings of meetings that in several instances were not memorialized by formal minutes. While certain events are highlighted, including our consent agreement with the SEC and the Bankruptcy Court's approval of our fourth amended plan of reorganization, readers should carefully review the original documents referenced in this report for more detail. Copies of our consent agreement with the SEC, our disclosure statement in support of the fourth amended plan of reorganization, our fourth amended plan of reorganization itself, the related Bankruptcy Court confirmation orders, and other relevant documents were previously filed as exhibits to Current Reports on Form 8-K, as indicated in the exhibit list included in this report and incorporated by reference in this document.

  Liquidity Issues

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

  •
  Harbinger Corporation in June 2000 for approximately $1.8 billion;

  •
  Loran Network Holding Corporation in September 2000 for approximately $88.1 million;

  •
  IBM Corporation's Tivoli Service Desk suite of products in December 2000 for a net purchase price of approximately $50.2 million;

  •
  Extricity, Inc. in April 2001 for a approximately $185.2 million; and

  •
  Remedy Corporation in August 2001 for approximately $1.4 billion.

        As our operations grew through these acquisitions, our costs of operations increased significantly. During our period of rapid growth through acquisitions, the software industry weakened, and we faced an increasingly challenging sales environment. Additional information regarding our acquisitions is included in Note 4 of our consolidated financial statements included in this report.

        Following this expansion, a combination of factors converged to create a liquidity crisis for us in 2002. These factors included the following:

  •
  The discovery and investigation in April and May 2002 of improper accounting practices by our prior management and the negative effects of that disclosure on our sales and financing alternatives;

  •
  Increased operating expenses associated with our rapid expansion through acquisitions;

  •
  Cash costs associated with our acquisitions, including professional fees and the cash portion of acquisition consideration;

  •
  The market downturn for information technology products; and

  •
  Our failure to meet financial covenants under our credit agreement as of December 31, 2001, resulting in defaults requiring repayment in February 2002 of approximately $100 million of borrowings.

  Default under Senior Credit Facility

        In October 2001, we entered into a $150 million three-year revolving line of credit facility with a syndicate of financial institutions. This facility was secured by a pledge of certain tangible and intellectual property assets and the outstanding capital stock of some of our domestic and foreign subsidiaries. Terms of the facility imposed certain financial covenants, but based on results for the December 31, 2001 quarter, we did not comply with certain of these covenants. In February 2002, we repaid all amounts outstanding under the facility, except letters of credit totaling about $18.6 million, and we entered into an amendment to the revolving line of credit facility that suspended certain financial covenants through March 31, 2002, imposed additional financial covenants, and waived the covenant non-compliance existing as of December 31, 2001. The changes to the facility limited our ability to borrow further. As of March 31, 2002, no amounts remained outstanding under the facility. In May 2002, the facility was terminated.

  Discovery and Investigation of Accounting Irregularities; Changes in Accountants; Governmental Investigations

        In January 2002 the SEC began an informal investigation into Peregrine and our former chairman and chief executive officer, Stephen Gardner, pertaining to transactions with another software provider, Critical Path, Inc., that took place in the first half of fiscal 2001 and involved $3.3 million in Peregrine revenue. In February 2002, Peregrine's Board of Directors, through the Audit Committee initiated an independent investigation into Peregrine's transactions with Critical Path. In early April 2002, we replaced Arthur Andersen as our auditors, based primarily on our concern about the continuing viability of Arthur Andersen, and we retained KPMG LLP as our new auditors.

        On April 29, 2002, KPMG met with the Audit Committee to discuss concerns that had arisen in its preliminary audit process. In a letter to the SEC dated June 4, 2002, KPMG reported that it had advised Peregrine and our Audit Committee that it was necessary to significantly expand the scope of the fiscal 2002 audit because information had come to its attention that prevented it from relying on the representations of our management and that indicated possible fraud. KPMG also reported that it had advised Peregrine and our Audit Committee that it would be unable to commit to a specific date to complete the fiscal 2002 audit and that as a precondition to completion of the audit, Peregrine and our Audit Committee would need to complete a satisfactory independent investigation into the various indicators of possible fraud it had identified. KPMG identified the following factors in its letter to the SEC:

  •
  Inconsistent representations by Peregrine's then management of the number and extent of oral and written "side agreements" providing for nonpayment by customers and the extent and timing of discussions by management with the Audit Committee and Board of Directors regarding these matters;

  •
  Inconsistent representations regarding Peregrine's consultations with our then outside corporate counsel regarding the existence of oral and written "side agreements" providing for nonpayment by customers;

  •
  Representations by Peregrine's then management that it had issued earnings releases and filed quarterly reports with the SEC without determining the extent and nature of oral and written "side agreements" providing for nonpayment by customers;

  •
  Misrepresentations by Peregrine's then management of the number and extent of contemporaneous sale and purchase transactions with customers;

  •
  Inconsistencies between representations received from Peregrine's then management and those received from the predecessor auditors regarding the predecessor auditors' conclusions related to the accounting for a contemporaneous sale and purchase transaction under investigation by the SEC;

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

  •
  Inconsistent representations by Peregrine's then management regarding the estimated effect of a proposed change in accounting for sales to resellers, as well as our inability to quantify sales to resellers during particular accounting periods, to determine the amount of software licenses held by resellers that had not been sold to end users, and to provide them with a list of resellers; and

  •
  The nature and extent of redirection of audit inquiries to certain then key management members as a result of the apparent unwillingness of finance personnel to respond directly to KPMG's inquiries and information requests.

In the same letter to the SEC, KPMG also stated that it had advised Peregrine and one or more members of our Audit Committee that information had come to its attention that if investigated further might disprove the fairness and reliability of previously issued financial statements. These matters included:

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

  •
  The appropriateness of our failure to amortize amounts assigned to certain intangible assets from the Remedy Corporation acquisition in accordance with Statement of Financial Accounting Standards No. 142;

  •
  The appropriate measurement date for options granted to employees where such options were generally granted with an exercise price that was the lowest price at which our common stock traded between meetings of the Board of Directors;

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

        On April 30, 2002, we announced the delay of our earnings report and financial statements for the quarter and year ended March 31, 2002. In early May 2002, the Audit Committee and, upon the Audit Committee's recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of Peregrine's chairman and chief executive officer, Stephen Gardner, and our chief financial officer and director, Matthew Gless, and publicly disclosed that we were conducting an internal investigation into potential accounting irregularities or frauds, including alleged accounting abuses by senior management resulting in a substantial overstatement of our revenue for prior periods. Mr. Gardner was succeeded on May 6, 2002, on an interim basis, by Richard Nelson, who had served as our executive vice president. Mr. Gless was succeeded on an interim basis on the same date by Fred Gerson, the chief financial officer of the San Diego Padres and an executive with significant experience in finance positions with technology companies. The SEC expanded its investigation and in May 2002 adopted a formal order of investigation.

        In mid-May 2002, we announced that we would restate our consolidated financial statements for all of fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods. We also announced that our financial statements and related audit reports for the restatement period should not be relied upon. See "Issuance of Restated Financial Statements" below for information about the restated financial statements that we filed with a Current Report on Form 8-K on February 28, 2003. This announcement led to several governmental investigations and proceedings, specifically:

  •
  In June 2003, the SEC filed a civil action against Peregrine alleging violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder. The civil action was settled in June and July 2003. See "Our Settlement with the Securities and Exchange Commission" below.

  •
  The United States Department of Justice (DOJ) commenced an investigation in May 2002 concerning events leading up to the restatement of our financial results. While we are cooperating fully with the investigation, it remains ongoing and charges could be brought against us. The defense of any such claim would be expensive and time-consuming for management and could have an adverse effect on our reputation and ability to generate sales. See "Legal Proceedings—Federal Government Investigations," beginning on page 25 of this report and "Risk Factors," beginning on page 62 of this report.

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

        Several of our former employees have pleaded guilty to criminal wrongdoing or have been indicted on federal criminal charges. Most of these former employees are also the subjects of SEC civil actions. See "Government Actions Against Former Employees," below.

        In the course of our internal investigation, it became apparent that approximately $35 million of questionable transactions involving revenue recognition issues occurred with KPMG and KPMG Consulting, which we believed compromised the auditor independence requirements mandated by the

SEC and by generally accepted auditing standards. As a result, we dismissed KPMG in May 2002 and in June 2002 we retained PricewaterhouseCoopers LLP as our independent auditors. KPMG did not report on our financial statements for any fiscal period.

        The disclosure of accounting irregularities and governmental investigations exacerbated our liquidity crisis as our lenders refused to enter into factor loans that had been a primary source of our funding and, concurrently, we experienced a decline in sales of licenses to new and existing customers. Our available cash was not sufficient to support our operations beyond June 2002. As a result, Gary Greenfield, who replaced Mr. Nelson as our chief executive officer in early June 2002, Ken Sexton, who replaced Mr. Gerson as our chief financial officer that same month and the rest of our management team simultaneously focused on four immediate goals:

  •
  Accelerating the process of reducing our operating costs;

  •
  Obtaining third-party funding arrangements;

  •
  Selling non-core assets to fund our ongoing operations; and

  •
  Managing the business to conserve cash.

  Reducing Our Operating Costs

        In February and March 2002, based on our financial performance, business outlook and other factors, including cash needs, taking into account our repayment of $100 million under our defaulted credit facility, we had already begun the process of reducing our 4,000 employee workforce. We terminated approximately 500 employees by March 31, 2002. In June 2002 an additional 600 employees were terminated and approximately 550 more employees in the Supply Chain Enablement business operated by our Harbinger subsidiary were released when we divested that business in the same month, as described below. Reductions in our workforce continued through December 2002, as an additional 560 employees were terminated, 190 employees voluntarily ended their employment and approximately 835 employees were released through divestiture, primarily as a result of the sale of our Peregrine Remedy subsidiary in November 2002, as described below. By December 31, 2002, our workforce had been reduced to approximately 700 employees worldwide. In addition, in fiscal 2002, we abandoned various facilities and assets and terminated various leases to further reduce operating expenses.

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

        In connection with its agreement to acquire the assets of our Peregrine Remedy business in September 2002, as described below, BMC agreed to provide us with an interim debtor-in-possession financing facility of up to $110 million. Of that total, $10 million was reserved for any break-up fee due to BMC if the sale of Peregrine Remedy were not consummated, and we were permitted to draw down only $60 million of the balance of available borrowings until the Bankruptcy Court entered a sales bidding procedures order. BMC also provided us $3.5 million in emergency initial funding, which we needed to meet payroll and other expenses at the end of September 2002. We drew down approximately $54 million under the debtor-in-possession financing facility, of which approximately $36.9 million was used to satisfy in full the balance of the Foothill loan and $3.5 million was credited against the amount due for the emergency initial funding. The remaining proceeds were used to fund our operating and administrative expenses until the Bankruptcy Court could consider the Peregrine Remedy sale. In connection with the debtor-in-possession financing, BMC was granted super-priority administrative claims and first priority security interests and liens pursuant to the Bankruptcy Code in substantially all our assets, subject to certain existing liens.

  Selling Non-Core Assets

        In June 2002, as part of our effort to sell non-core assets, all the shares of our wholly owned Harbinger subsidiary, which was then known as Peregrine Connectivity, Inc., were sold to PCI International, an entity affiliated with Golden Gate Capital LLC and certain other participants, for approximately $35 million in cash, before transaction costs. We also licensed to PCI certain intellectual property rights acquired in our acquisition of Extricity. Peregrine Connectivity, using the intellectual property rights acquired from Extricity, operated what was known as our SCE business. We have reported the results of operations of the SCE business as discontinued operations in fiscal years 2001, 2002 and 2003.

        In June 2002, we also engaged Credit Suisse First Boston (CSFB) as our investment banker to lead our efforts to explore strategic and financial alternatives to raise capital. CSFB contacted a large number of potential investors and/or buyers to gauge their interest in pursuing a transaction that would generate meaningful capital for us. Toward that end, all manner of proposals were solicited, including but not limited to investments in us, acquisitions of all or a portion of Peregrine, and sales of all or a portion of the Peregrine Remedy stock or assets. As a result of CSFB's efforts, as of August 2002 we had received a number of proposals from potential investors or buyers. The best of these proposals all required that a potential transaction be implemented through an asset sale in a Chapter 11 bankruptcy law proceeding. We determined that BMC's bid to purchase the assets of our Peregrine Remedy business was the highest and best offer received.

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

        From July 2002 through December 2002, we also sold other non-core product lines to raise additional capital. In July 2002, we sold the assets pertaining to our transportation management product line to Maximus, Inc. for approximately $7.4 million in cash. In July 2002, we sold the assets pertaining to our facility management product line to Tririga Real Estate and Facilities LLC for approximately $4.9 million in cash. In December 2002, we sold the assets pertaining to our telecommunication management product line to Symphony Services Corp. and its TSB Solutions, Inc. affiliate for approximately $2.6 million in cash. That same month, we also sold the assets pertaining to our on-line travel booking system to American Express Travel Related Services Company, Inc. for

approximately $1.0 million in cash. The purchasers also assumed certain liabilities related to the purchased product lines.

  Managing the Business to Conserve Cash

        In light of our liquidity crisis, our management determined that it was necessary to focus on conserving cash. In order to support this focus, management retained a cash management firm, Kibel Green, to assist in monitoring our cash position and controlling our expenditures. In addition, management made day-to-day operational decisions based on our cash needs and our reserves.

  Entering into a Forbearance Agreement with Banks

        Beginning in 1999, we funded our operations and other corporate activities in part through loans from three major U.S. banks that were secured by identified accounts receivable. These arrangements accelerated our receipt of cash. However, in some cases the accounts we pledged to the banks did not result from legitimate transactions, could not have reasonably been deemed to be collectible, or in certain instances were pledged to multiple banks. In some cases, we also collected accounts that had been pledged to the banks and failed to remit the funds to those banks. In our financial statements in this report, these financing arrangements have been treated as loans from the banks that are secured by the identified accounts receivable. In our original financial statement presentation, these transactions were treated as sales of receivables without recourse, or true sales, and our obligations to the banks were not identified on our balance sheets. When we announced that we had overstated our revenue, the banks realized that some of the accounts receivable pledged to them might be uncollectible. The banks notified us of defaults under the financing arrangements and threatened to seek appointment of a receiver, file an involuntary bankruptcy proceeding, or take other actions against us.

        In order to address the defaults, in August 2002, we entered into a forbearance agreement with the banks to restructure approximately $107 million in accounts receivable financing arrangements that were outstanding at the time. We also entered into a related inter-creditor agreement with Foothill, our secured lender at the time. Under the forbearance agreement, the banks agreed to refrain from exercising their rights and remedies against us until July 2006. In exchange, we paid the banks (or authorized the application of payments of) an aggregate of approximately $10 million against the past due obligations and agreed to (i) repay approximately $31 million as related receivables were collected, (ii) deliver promissory notes and make monthly interest payments (other than during certain moratorium periods) at 6% per year on an account of approximately $66 million in obligations deemed past due or uncollectible, with payments to begin in August 2003 (amortized over three years) or as collected, (iii) increase the principal balances of the notes for accounts later determined to be uncollectible, (iv) pay a $1 million forbearance fee (with the fee to be waived under certain circumstances), and (v) deliver guarantees of certain of our subsidiaries. Our payment obligations were secured by a first priority security interest in covered accounts and liens on other Peregrine assets, subordinated to liens under the Foothill facility, debtor-in-possession financing and certain other future indebtedness. In addition, we agreed to repay the obligations with a portion of any proceeds from certain sales of assets and future financing activities.

        In December 2002, the Bankruptcy Court approved interim payments to the banks of approximately $43.6 million. As consideration for the interim payments, the banks agreed to a conditional waiver of a portion of the $1.0 million forbearance fee provided for in the forbearance agreement and additional interest due as a result of the default that would otherwise be payable under the agreement. As of March 31, 2004, the aggregate outstanding balance on these loans was approximately $4.8 million.

  NASDAQ Delisting

        Our old common stock was traded on the National Association of Securities Dealers Automated Quotation System's (NASDAQ) National Market from the time of our initial public offering in April 1997 until August 30, 2002. Effective with the opening of trading on August 30, 2002, our common stock was delisted from the NASDAQ National Market because, among other things, we announced that our prior financial statements could not be relied upon, we had not filed timely periodic reports with the SEC, and the price of our old common stock had fallen below $1.00 for more than 30 days. From September 1, 2002 through August 7, 2003, our old common stock was traded in the over-the-counter securities market operated by Pink Sheets LLC. Since August 8, 2003, our new common stock has been traded in the over-the-counter securities market operated by Pink Sheets LLC under the symbol "PRGN."

  Stockholder Litigation

        During May and June 2002, a number of purported class action complaints were filed against Peregrine, some of our directors and officers at the time, and our former auditor, Arthur Andersen. The complaints were filed on behalf of purchasers of our securities during various periods from 1999 to 2002. The complaints alleged that the defendants made false and misleading statements in our SEC filings, financial statements and other public statements and asserted claims for violations of federal securities laws. The complaints were ultimately consolidated into an action before the United States District Court for the Southern District of California. In January 2003, the District Court entered an order designating a group of individuals identified as the Loran Group as lead plaintiff with respect to claims arising from violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and designating Heywood Waga as lead plaintiff with respect to claims arising from violations of Section 11 of the Securities Act of 1933.

        In November 2003, the Bankruptcy Court certified a securities class consisting of persons who acquired our securities from July 22, 1999 through May 3, 2002, led by the Loran Group and Heywood Waga, and an equity class, consisting of persons holding our old common stock as of the effective date of our plan of reorganization, led by the Post Emergence Equity Committee. The securities class and the equity class were certified by the Bankruptcy Court solely for purposes of allowing them to enter into a settlement agreement with us to resolve the allocation of new common stock among the various interests in Class 9 under our plan of reorganization, consisting of the securities class, the equity class and certain of our former directors and officers asserting indemnity claims relating to securities lawsuits filed against them. For more detailed information regarding our settlement with the securities class and the equity class within Class 9 under our plan of reorganization, we refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" beginning on page 58 of this report. The Bankruptcy Court's order approving the settlement agreement resolved the stockholder claims against us. Still pending is a complaint filed by the Loran Group and Heywood Waga, as class representatives and co-lead plaintiffs, in the District Court for the Southern District of California in March 2003 against a number of our former officers and directors.

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

        Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to reorganize its business for the benefit of its creditors and stockholders. In addition to permitting rehabilitation of the debtor, Chapter 11 seeks to promote equality of treatment of creditors and equity security holders of equal rank. Confirmation of a plan of reorganization by the Bankruptcy Court, which is the principal objective of the Chapter 11 cases, makes the plan that sets forth the means for satisfying claims against, and interests in, a debtor, binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor, interest holder or general partner in the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the date of confirmation of the plan and substitutes the obligations specified under the confirmed plan. The restructuring to be effected through a plan is designed to enable a company to continue operations and to give it a sufficient time to pay its debts.

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

        Over time we had entered into agreements with IBM Corporation including, among other things, licenses that permit IBM to market our software products, agreements for IBM to provide outsourcing services to us, financing agreements to allow us to obtain and implement certain software systems, and a risk mitigation agreement under which IBM agreed to assume certain of our support obligations to our mutual customers in the event we became unable to perform such obligations. Several agreements gave rise to payment obligations between IBM and Peregrine. Some of these obligations related to services or products that were no longer necessary or prudent for our planned reorganized business, given our financial condition, scope of operations and business strategy. Accordingly, in December 2002, we obtained Bankruptcy Court approval of a settlement agreement with IBM that essentially provided for us to pay IBM $5 million, by offsetting an equivalent amount in payments IBM owed to us, to satisfy approximately $29 million in claims asserted by IBM under the outsourcing and financing agreements. Under the settlement, we acquired ownership of certain computers that we had been leasing from IBM and we also paid IBM $1.2 million to provide services to us to move our hosted services offerings from IBM's facilities to our facilities, in return for which we were relieved of our obligation to continue to pay IBM approximately $275,000 per month for hosting services.

  Approval of Our Plan of Reorganization

        On July 18, 2003, the Bankruptcy Court confirmed our plan of reorganization. The effective date of our plan of reorganization was August 7, 2003. For more information concerning our plan of reorganization, please refer to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization," beginning on page 58 below.

  Issuance of Restated Financial Statements

        On February 28, 2003, we filed a Current Report on Form 8-K with audited annual financial statements for the three fiscal years ended March 31, 2002, which included restatements for fiscal years 2001 and 2000 and for the first three quarters of fiscal year 2002. For the period for which results were restated, between April 1, 1999 and December 31, 2001 (restatement period), we reduced previously reported revenue of $1.34 billion by $507.3 million. The accounting restatement pertained mainly to revenue recognition, accounting for business combinations, balance sheet presentation of factored accounts receivable and accounting for stock options and the related income tax effects. Generally, these adjustments reduced previously reported overstated revenue and increased understated total liabilities and operating expenses of the Company that were not accounted for properly under generally accepted accounting principles (GAAP).

  Revenue Recognition

        Revenue for the period from April 1, 1999 to December 31, 2001 was overstated by $507.3 million. Four categories of revenue recognition irregularities were identified:

        Payment Conditions and Contingencies.    In addition to selling directly to end-users, we sell products and services through resellers. During the restatement period, Peregrine recognized revenue when it "sold in" to a reseller, despite the fact that in many cases the purchase commitments with resellers were not fixed, but were instead subject to conditions and contingencies. To correct the accounting treatment of reseller transactions for the restatement period, revenue was recognized upon completion of the ultimate sale to an end-user customer.

        Reciprocal Transactions.    During the restatement period, we engaged in reciprocal transactions related to acquisitions, investments, and sales to customers. In certain instances, we purchased product lines from or invested in customers that agreed to license our products. In such instances, we recognized revenue for the product licensed and capitalized the product acquired from, or investment made in, the licensee. In other instances, we engaged in non-monetary exchanges, trading our software or services for a customer's product. In these instances, we recorded the product or services received as either inventory or prepaid expenses and recognized license revenue for our product licensed. Accounting for these transactions has been restated, as appropriate, to reduce the original cost of the acquisition or investment or to reflect the exchange at historical cost when either (i) the value of the exchange could not be objectively measured or (ii) the exchange was for a product to be sold in the ordinary course of business.

        Timing Issues.    We used long-term installment contracts as a standard business practice during the restatement period. The contract fee was generally recognized as revenue when the installment contract was signed. However, based on our review of the collection history of these contracts, along with our history of providing concessions to customers, we restated results to reflect revenue upon collection of the extended payment. In addition, we had incorrectly recorded numerous transactions as revenue in a given fiscal period, although the sales order was not completed until after the end of that fiscal period. Revenue was restated to record these transactions in the proper periods.

        Improper Write-offs.    Many accounts receivable balances arising from improperly recorded revenue transactions, as described above, were inappropriately charged to bad debt expense, cost of acquisitions, or accrued liabilities. The restated results reflect these transactions as reductions in previously reported revenue.

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

  Long-lived Assets Impairments

        We previously recorded charges to reflect the impairment of goodwill and other intangibles, strategic investments and other long-term assets. We have determined that charges were understated as originally booked. The restated consolidated financial statements reflect the proper amount of charges to reduce these assets to appropriate carrying values.

  Stock Options Accounting

        Based on our past practice, many employee stock options contained exercise prices that were below the common stock market values on the dates the options were granted. Under Accounting Principal Board (APB) Opinion No. 25, we should have recorded compensation costs equal to the aggregate difference between the fair market value of the stock and the exercise price of the options granted. We also accelerated the vesting periods for certain options that had previously been granted to employees. Under Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (FIN 44), the acceleration of vesting of stock options after June 30, 2000 could cause an accounting charge for the affected options. The consolidated financial statements, as restated, now reflect the appropriate accounting for stock options.

        Our investigation did not attempt to assess whether accounting irregularities or frauds occurred in the periods prior to the period covered by the restatement or the accuracy of our financial disclosures covering such prior periods. We reviewed transactions prior to the restatement period as necessary to prepare the restated financial statements. However, we did not review transactions that had occurred prior to the period for which results were restated as rigorously as we reviewed transactions that occurred during the period for which results were restated. Therefore, our financial statements and other disclosures regarding our financial results for these prior periods should not be relied upon.

  Government Actions Against Former Employees

        A number of our former employees, including our former chief financial officer, Matthew Gless, our former treasurer, assistant treasurer and two former sales executives have pleaded guilty to various felony charges in connection with our accounting irregularities and are awaiting sentencing. A former managing director of KPMG Consulting has also pleaded guilty to felony counts in connection with these events. A number of other former employees, including our former chief executive officer and chairman, Stephen Gardner, our former chief operating officer, two former executive vice presidents of worldwide sales, our vice president of finance and chief accounting officer and other sales and finance executives have been charged with various felonies in connection with our accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was our lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of our apparent financial condition, misleading investors, hindering the government's investigation or conspiracy. In most of these cases, the SEC filed a civil action against the individuals alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder.

        The Department of Justice and the Securities and Exchange Commission are continuing their investigations into a number of individuals formerly associated with Peregrine, and we are fully cooperating in these investigations. For information concerning the DOJ's continuing investigation of

Peregrine, please refer to the section entitled "Legal Proceedings—Federal Government Investigations," beginning on page 25.

  Our Settlement with the Securities and Exchange Commission

        In June 2003, a settlement with the SEC was approved by the United States District Court for the Southern District of California, resolving all matters raised in the civil action the SEC filed against us, except the request for a civil penalty and disgorgement. The SEC separately withdrew the request for monetary damages and disgorgement in July 2003. Under the terms of the settlement, we have agreed, among other things, to:

  •
  Be enjoined from violating certain provisions of the federal securities laws;

  •
  Comply on an accelerated basis with the rules regarding management's reporting on internal controls in accordance with the Sarbanes-Oxley Act of 2002. On October 15, 2004, we filed a Current Report on Form 8-K to report on the status of our internal controls in accordance with the Sarbanes-Oxley Act of 2002;

  •
  Retain an internal auditor to assist with the accurate reporting of our financial results (we have an internal auditor who reports directly to our Audit Committee);

  •
  Establish a corporate compliance program and retain a compliance officer to perform a continuous review of the effectiveness of our governance systems (we have a compliance officer who reports directly to our Governance and Nominating Committee and a compliance program has been implemented);

  •
  Commence a training program for our officers and employees to prevent violations of federal securities laws (the training program is in effect); and

  •
  Make a public statement that fully and accurately discloses the condition of our internal control structure and our procedures for financial reporting on the effective date of our plan of reorganization (we made such a statement in our Current Report on Form 8-K filed on August 7, 2003).

        Since we are not current in our periodic reports to the SEC, we are not in compliance with the requirement of the settlement pertaining to refraining from violating federal securities laws. Our chief executive officer and chief financial officer have taken exceptions for the late filing of this report in their certifications under Section 906 of the Sarbanes-Oxley Act of 2002 that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. While we remain in discussion with the SEC, we can give no assurance that a further enforcement action will not be brought against us. Responding to any such enforcement action could be expensive and time-consuming for management and could have an adverse effect on our reputation and ability to generate sales. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 62 of this report.

  Litigation Trust

        Under our plan of reorganization, an independent litigation trust was established and initially funded with a cash payment of $3.2 million from us. We also issued 708,750 shares of our new common stock to the trust. With limited exceptions, potential claims and causes of action we had against our former officers and directors for negligence, breach of fiduciary duty, insider trading or any other breaches of duty imposed by law, all potential claims we had against our former auditor Arthur Andersen relating to accounting services provided to us, claims brought by third parties against some of our former directors and officers purportedly on our behalf as derivative claims, and certain other claims, were transferred to the litigation trust. The assigned trustee has the authority to prosecute, abandon, release, settle or otherwise dispose of these claims at the trustee's sole discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the stockholder litigation, the Loran Group and Heywood Waga, must consent in advance to any release, settlement, compromise or liquidation of claims. We are not entitled to receive any proceeds from the trust. We are required under a Bankruptcy Court stipulation and the litigation trust agreement to provide the trustee with access to our books and records, to make our employees available as witnesses and to be available for depositions, interviews and other proceedings. For more detail regarding the litigation trust, including how proceeds of the trust will be distributed, we refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operation—Our Plan of Reorganization—Treatment of Classes of Claims," beginning on page 59 of this report.

        In February 2004, the trustee filed suit in California Superior Court in San Diego County against a number of our former directors and officers under theories of insider trading, breach of fiduciary duty, waste of corporate assets, conspiracy and unjust enrichment. The trustee also is pursuing claims against Arthur Andersen for violations of the federal securities laws in connection with accounting services Arthur Andersen provided to us. These claims are pending.

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

        Although we have emerged from bankruptcy proceedings, our ability to manage the business effectively is subject to a number of operational and legal risks. These risks include:

  •
  Concerns on the part of potential and existing customers that our previous financial and accounting problems, our bankruptcy proceedings and our inability to file our SEC periodic reports on a timely basis may adversely affect our ability to provide the services and products they require;

  •
  Continuing deficiencies, including material weaknesses, in our internal control over financial reporting; and

  •
  Our failure to become current in our Securities Exchange Act reporting requirements and our resulting noncompliance with our settlement agreement with the SEC.

        For more detail regarding these and other risks, readers should carefully review the information set forth under the captions "Risk Factors," beginning on page 62 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operation," beginning on page 30 of this report, and elsewhere in or incorporated by reference into this report.

ITEM 1. BUSINESS

The information contained in Item 1 provides a description of our business as of the filing date of this report, except where we specify (or the context requires) that the disclosure pertains to an earlier date.

  OVERVIEW

        We are a global provider of enterprise software. Our core business is providing information technology asset and service management software solutions that are designed to enable organizations in the private and public sectors to reduce costs, improve IT productivity and service levels, and mitigate risk by managing portfolios of information technology assets and streamlining service management operations.

        Our asset management and service management solutions are based on our flagship products, AssetCenter® and ServiceCenter®. Typically, the assets managed with our products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide the infrastructure to a business. The services managed with our products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

        Our asset management solutions are designed to enable customers to manage the physical, financial and contractual aspects of information technology and other infrastructure assets from their acquisition to their eventual disposal. These solutions, based on our AssetCenter product, are designed to help customers minimize costs, increase return, improve service delivery, reduce risk, and ensure optimal employee productivity by identifying, tracking, and allocating the costs of their information technology assets more effectively and intelligently. Our asset management solutions include:

  •
  Asset Tracking, to discover, track, and consolidate hardware, software, and network assets throughout the enterprise.

  •
  Expense Control, to enable organizations to avoid unnecessary regulatory penalties, institute entitlement procedures, manage contracts, and initiate cost-center budgeting.

  •
  Process Automation, to enable information technology organizations to implement automated operational, financial, and compliance-driven processes across multiple applications.

  •
  Asset Optimization, to provide full chargeback capabilities, total cost-of-ownership visibility, trend analysis, and advanced analytics.

        Our service management solutions are designed to enable service organizations to deliver services and support more efficiently and accurately and to proactively maintain information technology (IT) and other types of infrastructure assets. Based on our ServiceCenter product, these solutions are designed to help customers create service efficiencies, reduce service outages, streamline service desk operations by integrating processes and tools across the organization, and ensure that service levels meet customer requirements. Our service solutions include:

  •
  Service Establishment, to enable information technology organizations to centralize service management functions in a consolidated service desk that utilizes a common knowledge base and unique Active CMDB (configuration management data base).

  •
  Service Control, to enhance control over IT services by eliminating problems at their source, automating routine requests, and using metrics to actively manage operational performance;

  •
  Service Alignment, to ensure services align with customer needs by managing to specified services levels, increasing responsiveness to routine requests, and identifying infrastructure weaknesses before they become a problem; and

  •
  Service Optimization, to enable global enterprises to optimize the business value of IT services by aligning availability and service level agreements with business requirements, managing response times, and improving visibility of service costs.

        Our AssetCenter and ServiceCenter products can be used in tandem to provide broad-based solutions for information technology asset and service management needs.

        We currently offer four product lines to complement and enhance our information technology asset and service management solutions:

  •
  Discovery and Automation;

  •
  Business Intelligence;

  •
  Employee Self Service; and

  •
  Integration.

        Our Discovery and Automation products automatically find, identify and track information technology and other infrastructure assets. Our Business Intelligence products provide business intelligence, analytic, and reporting solutions to meet the needs of executive management, including real-time viewing of strategic performance metrics. Our Employee Self Service suite of products, referred to as our Get-It™ applications, allow organizations to extend information technology asset and service management capabilities directly to all employees through a web-based interface. Our Integration products enable customers to connect our products to a variety of third-party applications.

        In addition, we plan to offer business solutions that combine our capabilities and expertise in asset and service management to address specific customer needs in three areas:

  •
  our Consolidation solution will provide the tools and processes necessary to consolidate service operations and enable an organization to identify hardware and software redundancies, eliminate unnecessary assets, maximize utilization of assets, and implement a best practices service operation;

  •
  our Outsourcing solution will help customers evaluate their information technology outsourcing options as well as manage and measure the effectiveness of their outsourcing relationships by comparing costs and monitoring service levels and system availability across their entire support infrastructure; and

  •
  our Business Continuity solution will help organizations define and automate the process of transferring critical IT infrastructure, operations, and services from one location to another should the need arise. This solution automatically sets in motion the workflow and logistics to move people, assets, systems, and processes wherever they need to go to keep business running smoothly.

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

        We were incorporated in California in 1981, reincorporated in Delaware in 1994 and went public with an initial public offering in April 1997. We filed for protection under Chapter 11 of the Federal Bankruptcy Code on September 22, 2002, and on July 18, 2003, the Bankruptcy Court entered an order confirming our plan of reorganization. The effective date of our plan of reorganization was August 7, 2003. See "Background Information Regarding our Financial Restatements and Chapter 11 Bankruptcy Proceedings," beginning on page 3 of this report, and "Management's Discussion and Analysis of

Financial Condition and Results of Operations—Our Plan of Reorganization," beginning on page 58 of this report. Our principal executive offices are located at 3611 Valley Centre Drive, San Diego, CA 92130. Our telephone number is (858) 481-5000, and our website is accessible at www.peregrine.com. The information posted on our website is not incorporated into this report. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

  Industry Background

        We operate mainly in the network and systems management sector of the enterprise software industry. This sector provides the applications and tools needed to ensure the provision, capacity, performance and availability of an organization's computing, networking and software application resources. Most of our customers are information technology departments of businesses and government and education entities. These entities face intense pressure to deliver highly reliable always-available service. Global enterprises today must routinely manage tens of thousands of information technology assets, which include desktop and laptop computers, servers, routers and other computer-networking devices, data storage devices, off-the-shelf and custom software housed on servers and personal computers, cell phones, personal digital assistant (PDA) devices and other technology. Over the past decade these enterprises have faced increasing costs and operational and business risks in acquiring, managing and servicing information technology assets.

  Products

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

        As an enterprise software provider, our products address critical needs in today's economy as the information technology departments of organizations seek ways to simplify and consolidate information technology infrastructure, reduce costs and align information technology priorities to business objectives. Our flagship products in information technology asset and service management are AssetCenter and ServiceCenter. We offer four additional product lines that complement these flagship products: Discovery and Automation, Business Intelligence, Employee Self Service and Integration. Descriptions of our two flagship products as well as the four complementary product lines follow.

        AssetCenter.    Asset management software products enable organizations to manage information technology and other types of assets that comprise the complex infrastructure supporting a customer's operations. These assets include those mentioned above: desktop, laptop and personal computers, servers, routers and other computer-networking devices, data storage devices, off-the-shelf and custom software housed on servers, cell phones, PDAs, as well as other devices that make it possible to operate a modern company or government agency. AssetCenter allows organizations to inventory these assets and manage the other physical, financial and contractual aspects of these assets through the full lifecycle, beginning with procurement and ending when they are retired through disposal or divestiture. Our software automates processes and workflows, replacing tedious manual processes and less sophisticated computer-based processes for tracking assets. Using this product, organizations have access to information showing where assets are located, who is using them, and which employees are entitled to their use under corporate policy. This product also assists customers in managing the financial aspects of each asset, including contractual terms of purchase or lease and related warranties. AssetCenter also provides the capability to manage software license compliance and entitlement, control expenses through charge-back programs to business units and reduce costs with streamlined procurement processes. Customers can choose among AssetCenter's modules to meet specific business needs and provide a foundation for enduring management of their infrastructure. These modules consist of "Cable and Circuit," "Contract Management," "Financial Management," "Portfolio Management" and "Procurement Management."

        ServiceCenter.    Service management applications enable an organization to automate and optimize the service desk function, improving the availability and productivity of infrastructure assets and reducing costs by allowing this service to be provided more efficiently. ServiceCenter provides tools and workflows designed to strategically manage and extend the value of information technology infrastructure assets based on fully-integrated best-practice processes, in accordance with the Infrastructure Technology Service Management framework set forth by the Information Technology Infrastructure Library. ITIL is a set of documents created by the United Kingdom government that represents the standard for best practice in providing information technology service. ServiceCenter is built upon an application delivery platform that can be extended without complex programming and is used as an information and workflow hub for an information technology organization. Many customers standardize their systems using ServiceCenter, to consolidate and replace multiple or isolated ticketing systems located across disparate departments and geographies. Using ServiceCenter with our Employee Self Service product, employees can easily submit any type of request or notify the service desk of any issues related to computers, software applications or any other information technology asset. These requests are automatically routed, prioritized and tracked until completion of the task requested. ServiceCenter's modules consist of "Asset Contracts," "Change Management," "Incident Management," "Inventory and Configuration Management," "IR Expert," "Request Management," "Root Cause Analysis," "Scheduled Maintenance," "Service Management," "Service Level Management" and "Work Management."

        Discovery and Automation.    Our Discovery and Automation products find, identify and track information technology assets with modules for "Desktop Inventory" and "Network Discovery." Desktop Inventory delivers a comprehensive view of an organization's desktop environment by automatically scanning personal computer system configurations and tracking information about the software installed on the computers. Network Discovery provides visibility into network operations, including real time access into configuration and the performance of hardware assets within the networked infrastructure. Desktop Inventory and Network Discovery augment AssetCenter and ServiceCenter to ensure that information technology asset management and service delivery processes are built around accurate and reliable operations data.

        Business Intelligence.    Our Business Intelligence product, BI Portal, is a tool for advanced analysis and mining of data maintained in ServiceCenter. Our product provides a predefined set of metrics and meta data from ServiceCenter, giving customers a consolidated list of their business variables and enabling users to analyze standardized business data from a number of perspectives. Users are able to generate reports and graphs to identify and communicate trends that are not readily identifiable through more traditional reporting methods. Our product also allows users to define their own queries or metrics and publish the results for other users to view.

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

        We recognize that the value of our software products depends on their ability to address specified business needs. As a result, we plan to continue to offer pre-defined business solutions to solve our customers' highest-priority challenges. In designing our business solutions, we package one or more of the software products described above with professional, educational, customer support and maintenance services based on our best practice experience.

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

  Product Licensing

        We generate revenue from our software products by licensing them to our customers on a fee basis. We typically license our software products on a perpetual basis under a non-exclusive license agreement. License fees depend on the product licensed, the product's use and functionality, the number of users of the product licensed and the country in which the license is sold. We offer discounts to customers based on competitive factors and the size or number of implementations they require. Indirect sales through our alliance partners are made at discounts from our list prices based on the program and level at which the alliance partner participates.

  Customer Support and Maintenance Services

        Customer support and maintenance services represent an integral part of our relationships with our customers by facilitating their success with our products and services. Through these services our customers receive product defect corrections, new releases and versions of our products, and access to our help-line personnel, who answer questions about our products and assist customers in resolving problems. Our tiered-support offerings are designed to provide customers with a choice of maintenance plans so that they can select the plan that best fits their organizational support needs. Our offerings include e-mail, phone and web-based support services. Additional offerings are available either as part of a higher service level plan or as a stand-alone offering. Examples include 24-hour customer support, use of a designated support account manager and an annual system check. We maintain customer support centers in Canada, France, Germany, the United Kingdom and the United States. We also have relationships with third parties that provide customer support and maintenance services for specified customers and local markets. In addition, IBM agreed with certain customers to provide maintenance services on Peregrine products it sold in the event we become unable to fulfill those obligations.

  Professional and Educational Services

        In most cases, third parties are responsible for implementing the products that we sell and are paid directly by the customer. IBM, for example, has trained a significant number of its consultants to deliver a broad range of professional services tied to our products. In addition, our own professional services group offers consulting and project management services to help customers enjoy the full value of our products. In order to manage fluctuating demand for our services, we usually subcontract these integration services for which we are responsible to one of our integration partners. We also sometimes act as a subcontractor to a third-party service provider, such as IBM.

        The basic consulting services we offer include:

  •
  Analyzing user requirements and integrating basic functions that will quickly demonstrate the benefits of our products;

  •
  Comprehensive upgrade planning and execution to enable cost-effective software version migrations to our most-current products;

  •
  Pre-packaged offerings that address specific customer requirements with best-practice, repeatable procedures; and

  •
  Peregrine ValuePath services aligned with our asset and service management solutions, including:

  •
  Guide—a set of "tell me how to do it" implementation and integration plans based on our best-practice experience;

  •
  Unlock—a set of packaged and ad hoc service offerings that combine sets of best-practices deliverables to help customers realize value faster; and

  •
  Thrive—continuing services, including maintenance, education and training, technical account managers, and tailoring reviews, which help customers keep their systems at their highest productivity levels and improve customer satisfaction, as they lower our total cost of support and maintain customer readiness to buy more software and services.

        Our professional and educational services group also provides instructor-led training, web-based training, virtual classroom sessions and on-site training to customers.

        Our professional services group has staff in the Netherlands, France, Germany, the United Kingdom and the United States. In areas where we do not have professional and educational services personnel, partners deliver these services.

  Product Development

        We develop our products based on market and competitive trends and through consultation and collaboration with existing and potential customers. We devote significant resources to developing new and enhanced versions of our products. Our research and development expenditures totaled $29.3 million, $52.4 million and $59.9 million in fiscal 2004, 2003 and 2002, respectively, representing 17%, 23% and 21%, respectively, of revenue for those periods. Readers should carefully review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of these expenditures.

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

        We derive a substantial portion of our revenue from sales of products through our alliance partners. The largest of our alliance partners in fiscal 2004 was IBM. Sales associated with our IBM relationship accounted for approximately 16% and 22% of our license revenue in fiscal 2004 and 2003, respectively. During the bankruptcy law proceedings, we expanded our relationship with IBM by creating a risk mitigation program through which IBM guaranteed, for a stated period of time that varied by customer, the servicing of our products to certain joint customers in the event we became unable to support the products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Fiscal Years Ended March 31, 2003 and 2002—Revenue," beginning on page 46 of this report.

        We also devote resources to product marketing, marketing communications, alliance marketing, telemarketing and sales training. The primary focus of the marketing functions is to create market awareness and demand for our products and to develop sales tools that support sales activities.

  Customers

        Our customers include Fortune Global 2000 companies, medium-sized companies, numerous federal, state and local government agencies worldwide and outsourcers, such as IBM's Strategic Outsourcing Group, EDS and Unisys. We focus on serving large organizations with complex infrastructures, but our customers also include departments of these large organizations and mid-size organizations with varied information technology asset and service management requirements. Outsourcers typically purchase our products to include them in broader information technology solutions they offer to their customers. Our license sales to customers generally fall into two categories: existing customers buying additional licenses and modules, and new customers buying their first license from us. For a discussion of the risks related to our customer base and other risks facing our business, readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 62 of this report. As stated above, sales associated with our IBM relationship accounted for approximately 16% and 22% of our license revenue for fiscal 2004 and 2003, respectively.

  Competition

        Sources of Existing Competition.    The market for our products is highly competitive and diverse. Our competitors vary in size and in the scope and breadth of the products and services offered. These competitors include large, mid-tier and small vendors. Our closest competitors are Fortune 500 technology vendors that have greater financial resources than we do and offer a wide range of products and services, including offerings that compete with our information technology asset and service management software, as well as a number of smaller niche vendors. Our competitors include: Altiris; Computer Associates; Hewlett-Packard; MRO Software; Remedy, a BMC Software Company and former Peregrine subsidiary; PS'SOFT; and USU Software AG.

        We believe that the principal competitive factors affecting our market are:

  •
  Product functionality;

  •
  Price and cost effectiveness;

  •
  Product performance;

  •
  Quality of support and professional services; and

  •
  Company reputation.

        Although we believe that our products and services compete favorably with respect to these factors, the market for our products is highly competitive. In addition, potential customers may have concerns about purchasing from us because of our size relative to larger competitors and our past accounting irregularities and bankruptcy law proceedings. Finally, large enterprises that compete with us have better access to potential customers, and may be able to price their products more competitively because of their size and the breadth of their product offerings.

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

  Seasonality

        Like many software companies, demand for our products tends to be strongest in the quarters ending March 31 and December 31 and weakest in the quarter ending June 30. We believe that we benefit in our quarter ending December 31, relative to our quarters ending June 30 and September 30, from the fact that many customers make purchase decisions in connection with year-end budgeting requirements. Seasonal patterns may change over time and we may experience variability in demand associated with seasonal buying patterns in foreign markets. As an example, our quarter ending September 30 is typically weaker, in part reflecting a slowdown in European business during that region's traditional summer holiday season.

  Segment and Geographic Financial Information

        We focus on developing and marketing our information technology asset and service management software products to a single business segment: the network and systems management sector of the software industry. See our consolidated financial statements and Note 20 thereto for financial information related to our geographic operations.

  Intellectual Property

        Our success depends on our ability to maintain and protect our proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. To a lesser extent, we rely on patent protection, and some of our technologies, consisting principally of acquired technologies, are covered by issued patents and pending patent applications. We attempt to protect our intellectual property rights by limiting access to our software products and documentation. Our software products are provided only to customers that have signed license agreements, certain partners that have signed partner agreements, and certain customer prospects that sign restrictive software evaluation agreements. We attempt to restrict access to the source code for our software products and other proprietary information to our developers and a very limited number of partners. However, like many software companies, we maintain a copy of our source code on deposit with a third-party escrow agent that is entitled to provide the source code to select customers if a catastrophic event prevents us from continuing to support our products. In addition, we enter into confidentiality agreements with our employees and most customers, vendors and strategic partners. For a discussion of the risks related to our reliance on proprietary technology and other risks facing our business, readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 62 of this report.

  Employees

        As of March 31, 2004, and November 30, 2004 we employed approximately 615 persons and 695 persons worldwide, respectively. At March 31, 2004, and November 30, 2004, our employees included 183 and 213, respectively, in sales and marketing, 107 and 127, respectively, in customer support, educational services and maintenance, 37 and 42, respectively, in professional services, 170 and 173, respectively, in research and development and 118 and 140, respectively, in finance and administration. At March 31, 2004 and November 30, 2004 approximately 204 and 229, respectively, of our employees were located outside North America, principally in Europe. None of our employees is represented by a labor union, other than by statutory unions or workers' committees required by law in some European countries. We have not experienced any work stoppages.

ITEM 2. PROPERTIES

        The information contained in Item 2 provides a description of our properties as of the filing date of this report.

        Our principal administrative, sales, marketing, support, research and development and training functions are located at our headquarters facility in San Diego, California. As of November 30, 2004, we were leasing approximately 104,450 square feet of office space in San Diego pursuant to a lease that expires April 30, 2012. We also lease office space for sales, marketing, research and development and professional and educational services staff in various locations worldwide.

ITEM 3. LEGAL PROCEEDINGS

  Federal Government Investigations

        In June 2003, we entered into an agreement to settle a civil action brought against us by the SEC. Because we are not current in our reporting obligations to the SEC, we are not in compliance with the provision of the settlement requiring that we not violate certain provisions of the federal securities laws. The DOJ's investigation of Peregrine remains open and we believe the SEC and the DOJ are continuing their investigations of a number of individuals. We are not aware of any current employee being the subject of a government investigation. While we remain in discussions with the SEC, and are fully cooperating with the SEC and the DOJ in their investigations, it is possible that the SEC could bring a further civil action against Peregrine or that the DOJ could bring criminal charges against Peregrine, which could have an adverse effect on our reputation among existing and potential customers and an adverse effect on our revenue and could damage employee morale.

  General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the general unsecured claims plus the amounts we scheduled for payment without a claim asserted against us totaled approximately $384 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 general unsecured claims totaling approximately $251 million. As of November 30, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $7 million, and priority and administrative claims of approximately $0.5 million remaining to be resolved. For more information regarding these unsecured claims, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims," beginning on page 57 of this report.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate(collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3 million related to our use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and, (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after our bankruptcy filing. We agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, we filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, we engaged in settlement negotiations with Microsoft. In November 2003, we entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and we granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement had previously been reserved as liabilities subject to compromise in the consolidated balance sheet.

  Litigation Regarding the Latham Report

        To assist the SEC in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the Latham Report). After our bankruptcy filing in September 2002, the Official Committee of Unsecured Creditors filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, a party in interest, Copley Press, Inc., which owns the San Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We filed a motion to have certain filings unsealed in whole or in part and to have redacted certain portions of some unsealed filings to protect third parties' privacy rights, to protect confidential information, and for other valid reasons. However, we opposed the unsealing of the Latham Report. Among other things, we argued that the Latham Report was intended as a preliminary report and thus as a starting point for the government investigations, and that it contained confidential commercial information. At the hearing on Copley's motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the district of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court's decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We have filed a Notice of Appeal of the District Court's decision to the United States Court of Appeals for the Third Circuit. We also filed a motion with the Third Circuit seeking to stay the District Court's July 12 order pending a resolution of our appeal. On December 2, 2004, the Third Circuit denied our motion requesting a stay. Our appeal remains pending and we are in discussions with Copley to attempt to reach agreement on what portions of the Latham Report should be unsealed.

        The Latham Report also has been filed in court, under provisional seal, by one of our former directors, John J. Moores, in connection with two lawsuits pending against him and others (not including Peregrine) in San Diego, California. One action was filed as a class action on behalf of former Peregrine shareholders under the federal securities laws and is currently pending in the United States District Court for the Southern District of California (the Federal Securities Action). The other action was filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, and is pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). Mr. Moores is a defendant in both actions and has filed the Latham Report, under temporary seal, in both actions in connection with motions to dismiss the complaints against him. We have filed motions in both cases to have the Latham Report stricken from the record or, as an alternative, to have the Latham Report, or portions of it, permanently sealed. Our motion in the Litigation Trustee Action was scheduled to be heard on September 17, 2004; however, in August 2004, one of the parties filed a peremptory challenge to the state court judge and all hearing dates were vacated pending new dates being set by the judge to be assigned. A new judge has now been appointed and we expect a status conference to be held in January 2005. Our motion in the Federal Securities Action is currently scheduled to be heard in March 2005.

        In the pending criminal actions against former Peregrine employees and others pending in the United States District Court for the Southern District of California, a temporary protective order has been entered to provide limited protection for the confidential information of non-parties, such as the Latham Report and other Peregrine confidential information. The DOJ has filed a motion for a permanent protective order and a hearing on the motion is scheduled to be heard on February 28, 2005.

  Luddy v. Peregrine

        In May 2004, Frederic Luddy, our former chief technology officer, filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in the Litigation Trustee Action and the Federal Securities Action, which seek to recover monetary damages from Mr. Luddy based on events that transpired before Peregrine filed for bankruptcy law protection. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleges that, pursuant to a paragraph of the Bankruptcy Court's order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. We also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of our Reorganization Plan. On August 9, 2004, Mr. Luddy filed a motion in Bankruptcy Court seeking to voluntarily dismiss his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as his prior complaint. We removed Mr. Luddy's new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy's motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part our motion to dismiss, without prejudice to the company's right to renew the motion later after discovery and formal fact finding. We believe Mr. Luddy's claims are without merit and we intend to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

  Other Litigation

        We are also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect our financial position, results of operation or liquidity. For information regarding the litigation trust established under our plan of reorganization and a lawsuit filed by the trust, refer to the information under the caption "Litigation Trust" beginning on page 14 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No stockholder votes took place during the fourth quarter of fiscal 2004.

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our old common stock was traded on the Nasdaq National Market under the symbol "PRGN" from the time of our initial public offering in April 1997 until August 30, 2002, when it was removed from listing on NASDAQ. From September 1, 2002 through August 7, 2003, our old common stock was traded in the over-the-counter securities market operated by Pink Sheets LLC. Since August 8, 2003, our new common stock has been traded in the over-the-counter securities market operated by Pink Sheets LLC under the symbol "PRGN". The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table sets forth, for the periods indicated, the high and low closing bid prices reported on the NASDAQ National Market from April 1, 2002 through August 30, 2002, the high and low closing bid prices from September 1, 2002 until August 7, 2003, as reported on the Pink

Sheets for our old common stock and the high and low closing bid prices from August 8, 2003 through March 31, 2004, as reported on the Pink Sheets, for our new common stock.

	HIGH	LOW
FISCAL YEAR ENDED MARCH 31, 2004:
Fourth Quarter	$26.95	$17.50
Third Quarter	21.00	17.00
Second Quarter (from 8/8/03)	19.05	15.20
Second Quarter (through 8/7/03)	0.705	0.385
First Quarter	0.44	0.22
FISCAL YEAR ENDED MARCH 31, 2003:
Fourth Quarter	0.43	0.09
Third Quarter	0.12	0.05
Second Quarter	0.71	0.06
First Quarter	9.60	0.30

  Our Recapitalization

        Information in the table above subsequent to August 8, 2003 reflects the recapitalization of our capital stock pursuant to our plan of reorganization. On November 30, 2004, the closing bid price of our new common stock was $18.25. For a description of our recapitalization, readers should carefully review the information set forth under the caption "Background Information Regarding our Financial Restatements and Chapter 11 Bankruptcy Proceedings," beginning on page 3 of this report.

        As of November 30, 2004, there were 15,073,885 shares of our new common stock, par value $0.0001, issued and outstanding and no shares of preferred stock issued and outstanding. We are authorized to issue 100,000,000 shares of new common stock, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value. We estimate that on November 30, 2004, there were approximately 1,273 holders of record of our new common stock.

  Dividends

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of any cash dividends in the future may depend on the ability of our subsidiaries to pay dividends or make cash payments or advances to us. The indenture governing our 6.5% senior notes due 2007 imposes restrictions on our ability to pay dividends. For example, our ability to pay dividends will depend upon, among other things, our level of indebtedness at the time of the proposed dividend or distribution, whether there is a default under the indenture and the amount of dividends or distributions made in the past. Our future dividend policy also will depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits, and our Amended and Restated Certificate of Incorporation, which restricts our ability to pay dividends, in cash or in kind, on our new common stock until certain obligations under the plan are paid in full or otherwise discharged.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Our selected consolidated financial data is presented below as of and for each of the years in the five-year period ended March 31, 2004, and is derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial

Statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" included elsewhere in this report.

        On July 18, 2003, the Bankruptcy Court confirmed our fourth amended plan of reorganization (Reorganization Plan) and it became effective on August 7, 2003. In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company adopted fresh-start reporting as of July 18, 2003 and the Company's emergence from Chapter 11 resulted in a new reporting entity. Under fresh-start reporting, the reorganization value of the entity is allocated to the entity's assets, based on fair values, and liabilities are stated at the present value of amounts to be paid, determined at current interest rates. The effective date of the new entity was considered to be the close of business on July 18, 2003 for financial reporting purposes. The fiscal periods prior to and including July 18, 2003 pertain to what is designated the "Predecessor Company." While the fiscal periods subsequent to July 18, 2003 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company after the effective date are not comparable to the Predecessor Company's financial statements for prior periods and are separated by a black line to highlight this lack of comparability. The Successor Company period from July 19, 2003 to March 31, 2004 is referred to as the "257 days ended March 31, 2004." The Predecessor Company period from April 1, 2003 to July 18, 2003 is referred to as the "109 days ended July 18, 2003." See Note 1 of our notes to consolidated financial statements included in this report for additional information about the consummation of the Reorganization Plan and implementation of fresh-start reporting.

	Successor Company	Predecessor Company
			Year Ended March 31
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003
			2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$125,884	$48,655	$230,040	$282,331	$213,353	$131,632
(Loss) income from continuing operations before reorganization, interest and income taxes	(4,539)	300	(182,412)	(743,970)	(362,975)	(205,353)
Reorganization items, net	(7,188)	378,821	(458)	—	—	—
(Loss) income from continuing operations before income taxes	(15,171)	375,033	(218,613)	(762,792)	(369,167)	(207,358)
(Loss) income from continuing operations	(17,868)	373,937	(226,705)	(767,062)	(374,780)	(217,418)
Income (loss) from discontinued operations, net of income taxes	—	252	257,564	(1,264,331)	(1,469,737)	—
Net (loss) income	$(17,868)	$374,189	$30,859	$(2,031,393)	$(1,844,517)	$(217,418)
Net (loss) income per share, basic:
(Loss) income per share from continuing operations	$(1.19)	$1.91	$(1.16)	$(4.29)	$(2.71)	$(2.12)
Income (loss) per share from discontinued operations	—	—	$1.32	$(7.07)	$(10.62)	$—
Net (loss) income per share	$(1.19)	$1.91	$0.16	$(11.36)	$(13.32)	$(2.12)
Basic shares used in computation	15,000	195,654	195,248	178,875	138,447	102,332
Net (loss) income per share, diluted:
(Loss) income per share from continuing operations	$(1.19)	$1.82	$(1.16)	$(4.29)	$(2.71)	$(2.12)
Income (loss) per share from discontinued operations	—	—	$1.32	$(7.07)	$(10.62)	—
Net (loss) income per share	$(1.19)	$1.82	$0.16	$(11.36)	$(13.32)	$(2.12)
Diluted shares used in computation	15,000	208,302	195,248	178,875	138,447	102,332

		Predecessor Company
	Successor Company
		March 31
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$110,600	$264,256	$104,416	$266,024	$33,511
Working capital (deficit)	3,348	(266,670)	(131,615)	15,566	(76,981)
Total assets	472,788	351,716	532,948	1,041,266	384,025
Long-term obligations, net of current portion	46,467	—	274,856	270,061	1,257
Total stockholders' equity (deficit)	249,611	(263,999)	(359,774)	368,644	223,211

        The working capital deficit as of March 31, 2003 includes $427.7 million of liabilities subject to compromise. The term liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings except for those that were not expected to be impaired under the Reorganization Plan. These amounts represent the Company's estimate of known and potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. These claims were subject to future adjustments during the bankruptcy proceedings. Adjustments resulted from settlements, actions of the Bankruptcy Court such as reclassification of claims, rejection of executory contracts and unexpired leases, the determination of the value of any collateral securing claims, proofs of claim or other events. Payment terms for these amounts were established in connection with the Chapter 11 proceedings. Liabilities subject to compromise at July 18, 2003 were settled or reclassified to appropriate financial statement captions based on the settlement terms specified in the Reorganization Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 62 of this report for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied, by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

        The information contained in this section is generally limited to the reporting periods covered by this report. Please note, however, that we have supplemented our discussion of liquidity and capital resources for the 2004 fiscal year with a more current discussion of our liquidity and capital resources as of September 30, 2004.

        Most of the financial results described in this section are historical. Until our periodic reports are up to date, investors will not have current financial information. For this reason, and based on the other risk factors contained elsewhere in this report, we believe trading in our securities at this time is highly speculative and involves a high degree of risk.

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

        In January 2002, the SEC began an informal investigation into Peregrine and our former chief executive officer, Stephen Gardner, pertaining to transactions with Critical Path, Inc. that had taken place in the first half of fiscal 2001 and involved $3.3 million in Peregrine revenue. In February 2002, Peregrine's Board Audit Committee initiated an independent investigation into the transactions with Critical Path. In early May 2002, the Audit Committee and, upon the Audit Committee's recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of Mr. Gardner and our chief financial officer at that time, Matthew Gless, among others, and publicly disclosed that we were conducting an internal investigation into potential accounting irregularities or frauds, including alleged accounting abuses by our senior management resulting in a substantive overstatement of revenue in prior periods. In mid-May 2002, we announced that we would restate our consolidated financial statements for all of fiscal years 2000 and 2001 and for the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods, and we also announced that our financial statements and related audit reports for the restatement period should not be relied upon.

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

        On September 22, 2002, we filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Our Reorganization Plan was confirmed by the Bankruptcy Court on July 18, 2003. We emerged from bankruptcy law protection on August 7, 2003.

        As a result of our bankruptcy law filing under Chapter 11, we were subject to the provisions of AICPA Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, we were required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the September 22, 2002 petition date that were subject to compromise separately from those that were not as well as liabilities arising post-petition. The liabilities that were potentially affected by the Reorganization Plan were reported at the estimated amounts that would be allowed under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items.

        We have applied the fresh-start reporting provisions of SOP 90-7 in the quarter ended September 30, 2003. The effect of fresh-start reporting is discussed in Note 1 of our notes to consolidated financial statements included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Fresh-Start;

  •
  Revenue Recognition;

  •
  Valuation of Long-Lived Assets;

  •
  Legal Contingencies; and

  •
  Accounting for Income Taxes.

Fresh-Start

        We adopted the fresh-start reporting provisions of SOP 90-7 on July 18, 2003. This resulted in a new basis of accounting. Under fresh-start reporting, the reorganization value of the entity, as described below, is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at current interest rates. The determination of the reorganization value and fair value of assets relies on a number of estimates and assumptions, the ultimate outcome of which are inherently subject to significant uncertainties and contingencies beyond our control.

        Reorganization value is the fair value of the entity before considering liabilities, and it approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. With the assistance of third-party financial advisors, we determined the fair value of the new common stock for the reorganized Company to be $270 million, which represents the business enterprise value adjusted for debt financing and other liabilities net of cash. For purposes of applying SOP 90-7, we used a business enterprise value of $277 million, representing our best estimate of the Company's reorganized business enterprise value.

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). We engaged an independent appraiser to assist in determining the fair market value of our identifiable intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, customer contracts and customer lists. The fair value of these identifiable intangible assets was estimated to be $125 million and was determined using the Company's estimated future cash flow discounted at the Company's weighted cost of capital of 12.0%. The identifiable intangible assets have estimated useful lives ranging from five to six years.

        Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as goodwill. Goodwill is not amortized, but is subject to periodic evaluation for impairment at least annually.

Revenue Recognition

        As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and the timing of our revenue for any period if our management made different judgments or utilized different estimates. Our revenue is derived principally from software product licensing and related services. Our standard end user license agreement provides for an initial fee for use of our products in perpetuity. Licenses fees are generally due upon the granting of the license. Maintenance revenue consists of fees for maintenance services, such as technical support and software updates. Consulting and training revenue is for fees earned for professional services provided to customers on a time and material basis. We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting Bulletins No. 101, "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition," issued by the Securities and Exchange Commission.

        We recognize revenue from license agreements with direct customers when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; the fee is fixed or determinable; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and we have no other significant obligations. Estimates on collectibility are made by management on a transaction-by-transaction basis. If provided in a license agreement, acceptance provisions generally grant customers a right of refund only if the licensed software does not perform in accordance with its published specifications. We believe the likelihood of non-acceptance in these situations is remote and we generally recognize revenue when all other criteria for revenue recognition are met. If such determination cannot be made, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

        For contracts with multiple obligations (e.g., current and future product delivery obligations, post-contract support or other services), we recognize revenue using the residual method. Under the residual method, we allocate revenue to the undelivered elements of the contract based on vendor-specific objective evidence of their fair value. This objective evidence is the sales price of each element when sold separately or the annual renewal rate specified in the agreement for maintenance. We recognize revenue allocated to undelivered products when all of the other criteria for revenue recognition have been met.

        Revenue from maintenance services is recognized ratably over the contractual period, generally one year. Consulting revenue is primarily derived from software product integration services, which we typically perform on a time and material basis under separate service agreements. In our judgment, consulting services are not usually considered essential to the functionality of the software. Training revenue derives from instructor-led education about our products. As a result, we recognize license revenue upon delivery of the software, which generally is prior to the delivery of the consulting services. Revenue from consulting and training services are recognized as the respective services are performed.

Valuation of Long-Lived Assets

        We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include:

  •
  Significant underperformance relative to historical or projected future operating results;

  •
  Significant changes in the manner of use of the assets or the strategy for our overall business;

  •
  Significant decrease in the market value of the assets; and

  •
  Significant negative industry or economic trends.

        When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. Based on these estimates, we recognized impairment charges on long-lived assets of our continuing operations of $35.6 million and $414.6 million for fiscal 2003 and 2002, respectively.

Legal Contingencies

        We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time in accordance with SFAS No. 5., "Accounting for Contingencies." As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See "Legal Proceedings" beginning on page 25 of this report and Note 22 of our notes to consolidated financial statements for a description of our material legal proceedings.

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

        We have recorded a valuation allowance on substantially all of our net deferred tax asset balances as of March 31, 2004, and 2003 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions to goodwill.

RESULTS OF OPERATIONS

        As stated above, on July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan and it became effective on August 7, 2003. Results of operations presented for periods prior to and including July 18, 2003 pertain to our company prior to its reorganization (our Predecessor Company). The results of operations presented for periods after July 18, 2003 pertain to our company after its reorganization (our Successor Company). Where discussion applies to both the Predecessor Company and the Successor Company, we refer to the Company. As a result of the implementation of fresh-start reporting on July 18, 2003, the Successor Company's results of operations are not comparable to results reported in prior periods for the Predecessor Company, because of differences in the basis of reporting and the capital structure for the Predecessor Company and the Successor Company. See Note 1 of our notes to consolidated financial statements included in this report for additional information about the consummation of the Reorganization Plan and implementation of fresh-start reporting.

        As required by Item 303(b) of Regulation S-K, the discussion and analysis of results of operations covers all periods for which financial statements are presented, even those that relate to periods shorter than a full fiscal year. However, for clarity of presentation, where the adoption of fresh-start reporting did not have a material effect on a particular line item, we have only compared the results of operations of our Successor Company and Predecessor Company on a pro forma combined basis for the fiscal year ended March 31, 2004 with the historical results of operations of the Predecessor Company for the fiscal year ended March 31, 2003.

        The discussion and analysis of results of operations for the shortened periods are not directly comparable to the full prior fiscal year. For example, our Successor Company's license revenue, maintenance revenue, amortization, income taxes, discontinued operations and reorganization items, net were all affected by the adoption of fresh-start reporting. Our Predecessor Company's results of operations are presented for the 109-day period ended July 18, 2003 beside our Successor Company's results of operations for the 257-day period ended March 31, 2004, as well as on a pro forma combined basis for the combined fiscal year ended March 31, 2004, in order to facilitate a comparison with our Predecessor Company's results of operations for the fiscal year ended March 31, 2003. References to fiscal 2003 refer to these results for our Predecessor Company for the fiscal year ended March 31, 2003, and references to fiscal 2004 refer to the pro forma combined results for our Predecessor Company and our Successor Company for the twelve-month period ended March 31, 2004. This information is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined financial information does not reflect the results of operations that either our Predecessor Company or our Successor Company would have achieved for the full 2004 fiscal year. The pro forma combined financial information for the fiscal year ended March 31, 2004 is presented on a merely additive basis and does not give pro forma effect to our Predecessor Company's results as if the consummation of the Reorganization Plan and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented.

        With the adoption of fresh-start reporting, our Successor Company's assets and liabilities were adjusted to their estimated fair value as of July 18, 2003, which may not be comparable to the recorded value for these assets and liabilities presented for our Predecessor Company. In addition, our Successor Company has a significantly different capital structure from our Predecessor Company as a result of the Reorganization Plan and the adoption of fresh-start reporting. See Note 1 of the notes to our consolidated financial statements included in this report for a reconciliation of the adjustments recorded in connection with the adoption of fresh-start reporting as of July 18, 2003.

        The following table sets forth for the periods indicated the selected consolidated statement of operations data as a percentage of total revenue.

			Pro forma Combined Company
	Successor Company
				Predecessor Company	Predecessor Company
		Predecessor Company
	257 Days Ended March 31, 2004		Year Ended March 31, 2004
				Year Ended March 31, 2003	Year Ended March 31, 2002
		109 Days Ended July 18, 2003
Revenue:
Licenses	39.0%	27.8%	35.9%	38.5%	46.2%
Maintenance	52.7%	60.0%	54.7%	43.4%	30.8%
Consulting and training	8.3%	12.2%	9.4%	18.1%	23.0%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	1.1%	1.5%	1.2%	2.7%	5.7%
Cost of maintenance	9.4%	10.6%	9.8%	11.5%	12.2%
Cost of consulting and training	8.7%	10.9%	9.3%	16.7%	24.1%
Sales and marketing	29.1%	30.0%	29.3%	46.9%	92.4%
Research and development	16.2%	18.3%	16.8%	22.8%	21.2%
General and administrative	26.1%	30.6%	27.4%	38.6%	34.2%
Amortization of intangible assets	13.0%	0.0%	9.3%	0.0%	26.8%
Restructuring, impairments and other	0.0%	(2.5)%	(0.7)%	40.1%	146.9%

Total operating costs and expenses	103.6%	99.4%	102.4%	179.3%	363.5%

(Loss) income from continuing operations before reorganization items, interest and income taxes	(3.6)%	0.6%	(2.4)%	(79.3)%	(263.5)%
Reorganization items, net	(5.7)%	778.6%	212.9%	(0.2)%	0.0%
Interest income	0.9%	1.4%	1.1%	0.3%	2.0%
Interest expense	(3.7)%	(9.8)%	(5.4)%	(15.8)%	(8.7)%

(Loss) income from continuing operations before income taxes	(12.1)%	770.8%	206.2%	(95.0)%	(270.2)%
Income tax expense on continuing operations	(2.1)%	(2.3)%	(2.2)%	(3.6)%	(1.5)%

(Loss) income from continuing operations	(14.2)%	768.5%	204.0%	(98.6)%	(271.7)%
Income (loss) from discontinued operations, net of income taxes	0.0%	0.6%	0.1%	112.0%	(447.8)%

Net (loss) income	(14.2)%	769.1%	204.1%	13.4%	(719.5)%

COMPARISON OF PRO FORMA COMBINED FISCAL YEAR ENDED MARCH 31, 2004
WITH THE FISCAL YEAR ENDED MARCH 31, 2003

REVENUE

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services. The year ended March 31, 2003 includes revenue for non-core product lines that were subsequently sold in fiscal 2003. As a result of the disposition of the non-core product lines, the results for the 109-day period ended July 18, 2003 and the 257-day period ended March 31, 2004 do not include any non-core product line revenue.

Predecessor Company

        Revenue totaled $48.7 million for the 109-day period ended July 18, 2003, all of which was related to core products (i.e., all products excluding non-core product lines divested during fiscal 2003). Revenue for the 109-day period ended July 18, 2003 includes $5.6 million of revenue for license transactions entered into prior to fiscal 2003, but for which all revenue recognition criteria were not satisfied until a subsequent period.

Successor Company

        Revenue totaled $125.9 million for the 257-day period ended March 31, 2004, all of which was related to core products.

        Revenue for the Pro Forma Combined Fiscal Year ended March 31, 2004 and Predecessor Company Revenue for the Fiscal Year ended March 31, 2003 (dollars in thousands)

	Successor Company	Predecessor Company	Pro forma Combined	Predecessor Company
					Change
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003
					Amount	Percent
Total Revenue
Core	$125,884	$48,655	$174,539	$216,077	$(41,538)	(19)%
Non-core	—	—	—	13,963	(13,963)	(100)%

Total	$125,884	$48,655	$174,539	$230,040	$(55,501)	(24)%

        Revenue totaled $174.5 million for the pro forma combined fiscal year ended March 31, 2004, down 24% from the $230.0 million in revenue reported for our Predecessor Company for the fiscal year ended March 31, 2003. Pro forma revenue for the combined fiscal year ended March 31, 2004 were attributable solely to core products and services and were down 19% from the $216.1 million of revenue for core products and services reported for our Predecessor Company for fiscal 2003. The reasons for the decreases are discussed below.

Licenses

        We generally license our products to end-users under perpetual license agreements. License revenue for our Predecessor Company includes revenue from license transactions entered into prior to fiscal 2003. For these transactions, revenue was recognized in fiscal 2003 and the 109 days ended July 18, 2003, when all the revenue recognition criteria were satisfied. The delay in recognizing this revenue arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. The application of fresh-start reporting as of July 18, 2003 eliminated any additional amounts to be recognized as revenue in future fiscal quarters by our Successor Company, because we have no significant future performance obligations under these agreements. In addition, anticipated future collections of Predecessor Company receivables with extended payment terms have been recorded as other assets in connection with the adoption of fresh-start reporting and, as a result, will not be recognized as revenue upon receipt by the Successor Company.

Predecessor Company

        License revenue for the 109-day period ended July 18, 2003 totaled $13.5 million, of which $7.9 million was attributable to new license transactions entered into during the period and $5.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the reported period.

Successor Company

        License revenue for the 257-day period ended March 31, 2004 totaled $49.1 million. This license revenue resulted mostly from license transactions entered into during the period and, as a result of the adoption of fresh-start reporting, does not include any revenue from license transactions initiated prior to fiscal 2003.

        License revenue for the Pro Forma Combined Fiscal Year ended March 31, 2004 and Predecessor Company license revenue for the Fiscal Year ended March 31, 2003 (dollars in thousands):

	Successor Company	Predecessor Company	Pro Forma Combined	Predecessor Company
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003	Change
					Amount	Percent
Licenses
Core, new	$49,146	$7,930	$57,076	$59,385	$(2,309)	(4)%
Core, pre-fiscal 2003 transactions		5,595	5,595	25,837	(20,242)	(78)%

Total core	49,146	13,525	62,671	85,222	(22,551)	(26)%
Non-core	—	—	—	3,345	(3,345)	(100)%

Total	$49,146	$13,525	$62,671	$88,567	$(25,896)	(29)%

        Pro forma license revenue for the combined fiscal year ended March 31, 2004 totaled $62.7 million. For combined fiscal 2004, $57.1 million of the pro forma license revenue was attributable to license transactions entered into during the period and $5.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the period. License revenue for our Predecessor Company for fiscal 2003 totaled $88.6 million, including $3.3 million of license fees for non-core product lines that were subsequently divested in fiscal 2003. For fiscal 2003, $59.4 million of the core license revenue was attributable to license transactions entered into during the fiscal year and $25.8 million was attributable to core license transactions initiated prior to fiscal 2003, but for which revenue was first recognizable in fiscal 2003. Pro forma license revenue for core products for combined fiscal 2004, excluding transactions initiated prior to fiscal 2003, decreased by $2.3 million, or 4%, from such license revenue for fiscal 2003. Pro forma license revenue for transactions initiated prior to the reported period, but for which all revenue recognition criteria were met in the combined fiscal 2004, decreased by $20.2 million, or 78%, from the license revenue for transactions initiated prior to the fiscal, but for which all revenue recognition criteria were met in fiscal 2003. As discussed above, this decrease resulted from the adoption of fresh-

start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

Maintenance

        Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of providing enhancements and upgrades for our products along with customer support services for our products. Generally, maintenance contracts are entered into for one-year periods and are renewable annually unless cancelled by the customer. The customer generally prepays maintenance contracts and revenue is recognized ratably over the contract period.

        As described earlier, we adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003. Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in accordance with SFAS No. 141. In accordance with the pronouncement, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of existing maintenance contracts in place at July 18, 2003. This $6.3 million adjustment by our Successor Company will have the effect of reducing maintenance revenue over the maintenance contract periods. Of this amount, $4.4 million reduced maintenance revenue in the 257-day period ended March 31, 2004.

Predecessor Company

        Maintenance revenue for the 109-day period ended July 18, 2003 totaled $29.2 million. Maintenance revenue for this period was for core products only, as non-core products were divested in the year ended March 31, 2003.

Successor Company

        Maintenance revenue for the 257-day period ended March 31, 2004 totaled $66.3 million, all of which was related to core products.

        Maintenance revenue for the Pro Forma Combined Fiscal Year ended March 31, 2004 and Predecessor Company maintenance revenue for the fiscal year ended March 31, 2003 (dollars in thousands):

	Successor Company	Predecessor Company	Pro Forma Combined	Predecessor Company
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003	Change
					Amount	Percent
Maintenance
Core	$66,340	$29,176	$95,516	$94,454	$1,062	1%
Non-core	—	—	—	5,347	(5,347)	(100)%

Total	$66,340	$29,176	$95,516	$99,801	$(4,285)	(4)%

        Pro forma maintenance revenue for the combined fiscal year ended March 31, 2004 totaled $95.5 million. Maintenance revenue for our Predecessor Company for fiscal 2003 totaled $99.8 million, including $5.3 million for non-core product lines. Pro forma maintenance revenue for the combined fiscal year ended March 31, 2004 increased by $1.1 million, or 1%, from maintenance revenue for core products for our Predecessor Company for fiscal 2003. Pro forma core maintenance revenue for the combined fiscal year ended March 31, 2004 reflects a $4.4 million reduction resulting from the adoption of fresh-start reporting. The negative impact of fresh-start mostly offset the overall maintenance growth in our core products of $5.5 million, or 6%. The increase occurred partially because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Maintenance fees are amortized evenly over the contract period, so the pro forma results for the combined fiscal year ended March 31, 2004 also reflects the full impact of our expanded customer base and related increases in new or additional licenses from the beginning of fiscal 2004 to March 31, 2004. In addition, the pro forma combined fiscal year ended March 31, 2004 included maintenance revenue related to prior maintenance periods for which customers did not renew their maintenance contracts until the current period.

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

        The following table summarizes pro forma consulting and training revenue for the combined fiscal year period ended March 31, 2004 and consulting and training revenue for our Predecessor Company for the fiscal year ended March 31, 2003 (dollars in thousands):

	Successor Company	Predecessor Company	Pro Forma Combined	Predecessor Company
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003	Change
					Amount	Percent
Consulting and training
Core	$10,398	$5,954	$16,352	$36,401	$(20,049)	(55)%
Non-core	—	—	—	5,271	(5,271)	(100)%

Total	$10,398	$5,954	$16,352	$41,672	$(25,320)	(61)%

        Pro forma revenue for consulting and training services totaled $16.4 million for the combined fiscal year ended March 31, 2004. Revenue for consulting and training services totaled $41.7 million for our Predecessor Company for fiscal 2003, including $5.3 million of consulting and training revenue for non-core product lines. Pro forma consulting and training revenue decreased in the combined fiscal year ended March 31, 2004 by $20.0 million, or 55%, compared to the consulting and training revenue for our Predecessor Company for fiscal 2003, primarily as a result of the change in our consulting services strategy.

Revenue by Geographic Territory

        We organize our business operations according to three major geographic territories:

  •
  The Americas (Americas);

  •
  Europe, Middle East and Africa (EMEA); and

  •
  Asia/Pacific Rim (AP).

        The following table summarizes total pro-forma revenue by geographic territory for the combined fiscal year ended March 31, 2004 and revenue for our Predecessor Company for the fiscal year period ended March 31, 2003 (dollars in thousands):

	Successor Company	Predecessor Company	Pro Forma Combined	Predecessor Company
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003	Change
					Amount	Percent
Americas	$68,318	$32,043	$100,361	$146,461	$(46,100)	(31)%
EMEA	51,753	15,287	67,040	77,765	(10,725)	(14)%
AP	5,813	1,325	7,138	5,814	1,324	23%

Total	$125,884	$48,655	$174,539	$230,040	$(55,501)	(24)%

% of total revenue
Americas	54%	66%	58%	64%
EMEA	41%	31%	38%	34%
AP	5%	3%	4%	2%

	100%	100%	100%	100%

        Pro forma revenue for the Americas territory totaled $100.3 million for the combined fiscal year ended March 31, 2004, a decrease of $46.1 million, or 31%, from the revenue for our Predecessor Company for fiscal 2003. Of the decrease, $14.0 million resulted from the fact we were no longer selling the non-core products we had divested in fiscal 2003. Pro forma core consulting and training revenue for the Americas territory declined $12.4 million for the combined fiscal year ended March 31, 2004 as we began to refer our customers more frequently to third-party service providers for general consulting services. Although core license revenue for the Americas territory remained relatively consistent, decreasing only $0.1 million, total license revenue for the Americas territory for the pro forma combined period was lower due to an $11.1 million decrease in revenue recognized in connection with fiscal 2003 transactions primarily as a result of our change in business practice and the adoption of fresh-start reporting. Pro forma Americas maintenance revenue related to core products decreased $5.6 million in this combined period compared to the Americas maintenance revenue for our core products for our Predecessor Company for fiscal 2003, with an additional $3.0 million decrease resulting from the fresh-start adjustment. The remainder of the decrease in Americas maintenance revenue was the result of lower renewal rates in the combined period.

        Pro forma revenue for the EMEA territory totaled $67.0 million for the combined fiscal year ended March 31, 2004, a decrease of $10.7 million, or 14%, from the revenue for the EMEA territory for our Predecessor Company for fiscal 2003. The effect of currency exchange rate changes increased EMEA fiscal 2004 revenue by $9.0 million. Pro forma license revenue in EMEA for the combined fiscal year ended March 31, 2004 related to pre-fiscal 2003 transactions decreased $9.2 million. This decrease in recognized revenue related to transactions initiated prior to fiscal 2003 is the result of a change in business practice and the adoption of fresh-start reporting. Of the total revenue decline, $7.7 million reflected the lower consulting and training revenue caused by our change in strategy. Pro forma maintenance revenue increased in the EMEA region for the combined period, offsetting a portion of these revenue decreases. The increase in maintenance revenue occurred because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. In addition, the pro forma combined fiscal year ended March 31, 2004 included maintenance revenue related to prior maintenance periods but for which customers did not renew their maintenance contracts until the combined fiscal 2004 period.

        Pro forma revenue for the AP territory totaled $7.1 million for the combined fiscal year ended March 31, 2004, up $1.3 million, or 23%, from the revenue for the AP territory for our Predecessor Company for fiscal 2003. The increase resulted from the hiring of new personnel and improved execution of a new sales model that relies primarily on partners.

COSTS AND EXPENSES

Stock Based Compensation Expense

        Prior to July 2002, the Predecessor Company granted a number of stock options at an exercise price below the then fair market value of the common stock. The difference between the fair market value at the date of grant and the exercise price is recorded as deferred compensation on the date of grant, and compensation expense is recognized over the vesting period of the option. In November 2003, the Predecessor Company completed the sale of its Remedy business (see Note 5 to the consolidated financial statements), which accelerated the recognition of substantially all deferred compensation charges related to stock options. Since July 2002, substantially all stock options have been granted with exercise prices equal to the fair market value at the date of grant. As a result, there has been a substantial decrease in compensation charges related to stock options since November 2003. Compensation charges for the stock options are reflected in operating cost and expenses as noted below.

Cost of Licenses

        The cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production and distribution costs. The cost of licenses represented 3% of pro forma license revenue for the pro forma combined fiscal year ended March 31, 2004. The cost of licenses represented 7% of license revenue for our Predecessor Company for fiscal 2003. This decrease resulted primarily from cost reductions implemented in the latter portion of fiscal 2003, including the outsourcing of most of our product distribution. License costs were also lower in the fiscal 2004 period because of the disposition of non-core products in fiscal 2003.

Cost of Maintenance

        The cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts. The cost of maintenance represented 18% of maintenance revenue in the pro forma combined fiscal year ended March 31, 2004. The cost of maintenance represented 27% of maintenance revenue in fiscal 2003. The cost of maintenance for the pro forma combined period totaled $17.0 million; a decrease of $9.4 million compared with the cost of maintenance for fiscal 2003. Of the decrease, $4.2 million was related to stock option compensation charges in fiscal 2003. The remaining cost decreases resulted from actions implemented in fiscal 2003 to reduce operating costs, including a reduction in workforce and facilities costs related to maintenance functions. We also experienced cost reductions from fiscal 2003 because of divestiture of non-core product lines.

Cost of Consulting and Training

        The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf. The cost of consulting and training represented 100% of consulting and training revenue for the pro forma combined fiscal year ended March 31, 2004. The cost of consulting and training represented 92% of consulting and training revenue for fiscal 2003. The cost of consulting and training services in the pro forma combined period decreased $22.1 million from the year-earlier period. Of the decrease, $4.2 million was related to stock option compensation charges in fiscal 2003. The remaining cost decreases resulted mostly from our reduction in workforce as we revised our strategy for these services.

Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses. Sales and marketing expenses in the pro forma combined fiscal year ended March 31, 2004 totaled $51.2 million, down $56.7 million from fiscal 2003. Of the decrease $14.7 million was related to stock option compensation charges in fiscal 2003. The decrease also reflects cost reductions implemented in fiscal 2003 as part of our restructuring plan, including a reduction in workforce, facilities consolidation and a decrease in marketing promotion activities. We closed several sales offices around the world as we focused direct sales efforts on North America and major European markets. Beginning in the first half of fiscal 2003, we began to rely more on third-party distributors to sell our products and services in markets in which we chose not to maintain a significant direct sales presence, such as in Asia and Latin America.

Research and Development

        Research and development (R&D) expenses primarily consist of personnel, facilities and systems costs associated with our R&D and product management efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire to augment our own R&D personnel. No software development costs were capitalized during the periods presented, as costs incurred between technological feasibility and product releases were minimal. R&D expenses were $29.3 million for the pro forma combined fiscal year ended March 31, 2004, a drop of $23.1 million from fiscal 2003. Of the decrease, $8.4 million was related to stock option compensation charges in fiscal 2003. The remainder of the decrease resulted primarily from a reduction in workforce in connection with the sale of several non-core product lines in fiscal 2003.

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

        G&A expenses for the pro forma combined fiscal year ended March 31, 2004 totaled $47.8 million, down $41.0 million from fiscal 2003. The decrease reflects the benefit of restructuring efforts implemented in fiscal 2003. Of the decrease, $10.5 million was related to stock option compensation charges in fiscal 2003. G&A savings were also realized by reducing professional fees, personnel, closing underutilized facilities, reducing telecommunication costs and the cost of supporting our internal systems. G&A costs for the fiscal 2004 includes approximately $16.1 million in professional fees for service providers that assisted with our restructuring, investigation and other activities related to the previously mentioned accounting irregularities, the strategic positioning of our core products, and audit and tax services. G&A costs for fiscal 2003 include approximately $38.7 million in professional fees for service providers that assisted with our restructuring, investigation and other activities related to the previously mentioned accounting irregularities, the strategic positioning of our core products, and audit and tax services. Fees directly related to our bankruptcy-law filing under Chapter 11 are included in Reorganization Items, Net discussed below.

Amortization of Intangibles

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by SFAS 141. We engaged an independent appraiser to assist in the allocation of the reorganization value to our Successor Company's assets and liabilities by determining the fair market value of its intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, customer contracts and customer lists. With the adoption of fresh-start reporting we determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the 257-day period ended March 31, 2004, our Successor Company recorded non-cash charges for amortization of intangibles of $16.2 million.

Restructuring, Impairments and Other

        Restructuring, impairments and other for our Predecessor Company consist of the following (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Gain on sale of investments	$(1,239)	$—
Gain on sale of non-core product lines	—	(15,318)
Loss from abandoned fixed assets	—	34,692
Loss from abandoned leases	—	33,295
Employee severance	—	19,813
Stockholder litigation settlement	—	18,821
Impairment of investments	—	928

Total	$(1,239)	$92,231

        For the 109-day period ended July 18, 2003, restructuring, impairments and other represented a gain for our Predecessor Company realized upon the sale of certain minority investments in other companies.

        During June 2002, our Predecessor Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and focus operations on the core market. In fiscal 2003, restructuring, impairments and other expenses included charges of $33.3 million for losses from abandoned leases, $34.7 million for losses from abandoning fixed assets and $19.8 million for employee severance. These charges were reduced somewhat by a fiscal 2003 gain on the sale of non-core product lines.

Reorganization Items, Net

        As discussed above, as a result of our bankruptcy-law filing, as of September 22, 2002, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company's reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of our wholly-owned Peregrine Remedy subsidiary, which is recorded among discontinued operations. Our Successor Company may also incur future charges, primarily related to bankruptcy-proceeding professional fees in future periods, which will be recorded as reorganization items.

Predecessor Company

        Reorganization items, net for our Predecessor Company consist of the following (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Professional fees	$(8,279)	$(12,125)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write off of debt issuance costs	—	(5,435)
Employee retention and benefits	(6,302)	—
Acceleration of deferred compensation charges	(499)	—
Gains on settlements with creditors	35,393	—
Increase in basis of assets and liabilities	358,508	—
Lease abandonment charges	—	(4,303)

Total	$378,821	$(458)

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

        Net reorganization items for fiscal 2003 include charges of $12.1 million for professional fees directly related to the Chapter 11 filing, a $5.4 million write-off of debt issuance costs, and lease abandonment charges of $4.3 million. These charges were offset by a $21.4 million gain resulting from the reversal of a fiscal 2002 exit cost provision related to an abandoned facility that was settled more favorably, as the accrued cost was reduced to the allowed claim amount upon the Chapter 11 filing.

Successor Company

        Reorganization items, net for the 257-day period ended March 31, 2004 totaled $7.2 million and consisted entirely of professional fees directly related to our bankruptcy proceedings.

Interest Income

        Interest income for the combined pro forma fiscal year ended March 31, 2004 was $1.9 million, an increase of $1.1 million, or 137%, over fiscal 2003. Interest income was greater in the fiscal 2004 period, reflecting higher available cash balances to invest.

Interest Expense

        Interest expense included interest charges and amortization of debt issuance costs related to our borrowings. Interest expense decreased to $9.4 million for the pro forma combined fiscal year 2004, down $27.1 million from fiscal 2003. Interest expense was higher in fiscal 2003 because of a higher amount of outstanding debt of $270 million and because in June 2002 we had entered into relatively high cost financing arrangements to address the liquidity crisis until we completed the sale of our Remedy business in November 2002.

Income Taxes

        Income tax expense totaled $3.8 million for the pro forma combined fiscal year ended March 31, 2004, down from the $8.1 million recorded for the fiscal year ended March 31, 2003. Our tax expense represented 1.1% of income from continuing operations before income taxes for the pro forma combined fiscal year ended March 31, 2004. For fiscal 2003 tax expense represented 3.7% of loss from continuing operations before income taxes. Income tax expense for fiscal 2004 and 2003 mainly reflected taxes on operations in certain foreign jurisdictions. Tax expense was higher in fiscal 2003 due to the Company accruing for tax contingencies in that fiscal year resulting from certain tax exposures.

Discontinued Operations

        As part of our effort to raise cash and reduce expenses, we sold our Supply Chain Enablement (SCE) and Remedy businesses in June and November 2002, respectively. These businesses are treated as discontinued operations.

        The SCE business offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned Peregrine Connectivity (the SCE business) subsidiary to PCI International, Inc., an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash. The $47.8 million loss on the disposal of SCE was provided for in fiscal 2002. For fiscal 2003, results from discontinued operations include income from SCE of $1.4 million.

        In September 2002, Peregrine and Remedy entered into an agreement with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to certain adjustments provided for in the acquisition agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. Income from discontinued operations of Remedy for the 109-day period ended July 18, 2003 totaled $0.3 million and relates to the collection of a trade receivable that had extended payment terms. No amounts related to Remedy will affect the results of our Successor Company, due to the adoption of fresh-start reporting treatment. Remedy's discontinued operations provided income of $256.2 million in fiscal 2003, primarily from the gain on sale.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2003 and 2002

REVENUE

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services. Revenue totaled $230.0 million and $282.3 million for fiscal 2003 and 2002, respectively. Revenue for core products and services amounted to $216.1 million and $231.0 million for fiscal 2003 and 2002, respectively. Fiscal 2003 revenue for core products includes $25.8 million for license transactions entered into in prior fiscal years but for which revenue recognition criteria were not satisfied until fiscal 2003. Because of changes in our business practices, as described below, revenue from license transactions that are deferred into subsequent fiscal years is expected to decrease significantly in future periods. The reasons for the revenue decreases are discussed below.

Licenses

        We generally license our products to end-users under perpetual license agreements. The following table provides a summary of license revenue for the two years ended March 31, 2003 (dollars in thousands):

	Predecessor Company
	Years Ended March 31		Change
	2003	2002	Amount	Percent
Licenses
Core	$85,223	$105,081	$(19,858)	(19)%
Non-core	3,344	25,376	(22,032)	(87)%

Total	$88,567	$130,457	$(41,890)	(32)%

        License revenue in fiscal 2003 totaled $88.6 million, including $3.3 million of fees for non-core product lines that were subsequently sold. Aggregate license revenue decreased by $41.9 million, or 32%, in fiscal 2003. Approximately $22.0 million, or 53%, of the decrease reflected lower license fees for non-core product lines that were subsequently sold. Fiscal 2003 license revenue for core products amounted to $85.2 million, down approximately $19.9 million, or 19%, from fiscal 2002. License revenue for our core products decreased because of lower unit sales as demand for new or additional licenses was hurt by customer concerns about our financial viability, the announcement of past accounting improprieties and our bankruptcy proceedings. In order to address these concerns, we expanded our relationship with IBM by creating a risk mitigation program through which IBM guaranteed, for a stated period of time that varies by customer, the servicing of our products to certain joint customers in the event we become unable to support the products. Our arrangement with IBM was critical to closing many transactions. However, the indirect sales through IBM resulted in less revenue to us than direct sales to our customers would have, because IBM purchases licenses from us at a discount for resale to end-user customers.

        Of the fiscal 2003 license revenue from core products, $59.4 million was attributable to new license transactions entered into during the latest fiscal year and $25.8 million was attributable to license transactions entered into in prior fiscal years but for which all revenue recognition criteria were not satisfied until fiscal 2003. As discussed above, with the adoption of fresh-start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights, future fiscal periods will rely more on license transactions entered into in those same periods.

Maintenance

        Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of enhancements or upgrades to our products along with customer support services concerning the use of our products. Generally, maintenance contracts are entered into for one-year periods and are renewed unless cancelled by the customer. Maintenance revenue is recognized ratably over the contract period. The following table provides a summary of maintenance services revenue for the two years ended March 31, 2003 (dollars in thousands):

	Predecessor Company
	Years Ended March 31		Change
	2003	2002	Amount	Percent
Maintenance
Core	$94,454	$73,223	$21,231	29%
Non-core	5,347	13,653	(8,306)	(61)%

Total	$99,801	$86,876	$12,925	15%

        Maintenance revenue for fiscal 2003 totaled $99.8 million, including $5.3 million from non-core product lines that were subsequently sold. Maintenance revenue for fiscal 2002 totaled $86.9 million, including $13.7 million from non-core product lines that were subsequently sold. Aggregate maintenance revenue increased by $12.9 million, or 15%, from fiscal 2002. Fiscal 2003 maintenance revenue for core products amounted to $94.5 million, which represented an increase of 29% over the prior fiscal year. This improvement mainly reflected increased license transactions in fiscal 2002. Since maintenance fees are amortized evenly over the contract period, fiscal 2003 was the first year to reflect the full impact of the higher number of licenses to which the maintenance services are tied.

Consulting and Training

        Consulting and training services include a range of professional and educational services to help our customers use our software products more effectively. The following table summarizes consulting and training revenue for the two years ended March 31, 2003 (dollars in thousands):

	Predecessor Company
	Years Ended March 31		Change
	2003	2002	Amount	Percent
Consulting and training
Core	$36,401	$52,673	$(16,272)	(31)%
Non-core	5,271	12,325	(7,054)	(57)%

Total	$41,672	$64,998	$(23,326)	(36)%

        Revenue for consulting and training services totaled $41.7 million in fiscal 2003, including $5.3 million from non-core product lines that were subsequently sold. Revenue for consulting and training services totaled $65.0 million in fiscal 2002, including $12.3 million of consulting and training revenue for non-core product lines that were subsequently sold. Aggregate consulting and training revenue decreased in fiscal 2003 by $23.3 million, or 36%, from fiscal 2002, primarily reflecting our altered consulting-services strategy. In fiscal 2003, we reduced our consulting and training staff and began to refer our customers more frequently to third-party service providers for general consulting services. We focused on supplementing our customers' and the third-party service providers' project teams with consultants possessing specialized knowledge of the more complex aspects of our products and the best practices for integrating our products into the customers' business operations. The decrease in consulting and training revenue also reflected a decline in the number of new and additional license transactions in fiscal 2003, because training and consulting services are generally provided shortly after a license agreement is signed.

Revenue by Geographic Segment

        We organize our business operations according to three major geographic segments:

  •
  The Americas (Americas)

  •
  Europe, Middle East and Africa (EMEA)

  •
  Asia/Pacific Rim (AP)

        The following table summarizes total revenue according to geographic segment for the two years ended March 31, 2003 (dollars in thousands):

	Predecessor Company
	Years Ended March 31		Change
	2003	2002	Amount	Percent
Revenue by geographic segment
Americas	$146,461	$189,132	$(42,671)	(23)%
EMEA	77,765	82,816	(5,051)	(6)%
AP	5,814	10,383	(4,569)	(44)%

	$230,040	$282,331	$(52,291)	(19)%

% of total revenue
Americas	64%	67%
EMEA	34%	29%
AP	2%	4%

	100%	100%

        Americas revenue totaled $146.5 million in fiscal 2003, a decrease of $42.7 million, or 23%, from fiscal 2002. The decrease reflected lower revenue for licenses and consulting and training. License revenue decreased because of lower unit sales as demand for new or additional licenses was impacted by customer concerns about our financial viability and the announcement of past accounting improprieties. In addition, most of our non-core products that were discontinued in fiscal 2003 were sold primarily to customers in North America. Americas consulting and training revenue also decreased as we began to refer our customers more frequently to third-party service providers for general consulting services. Americas maintenance revenue increased in fiscal 2003 over the prior year, offsetting a portion of the revenue decrease from licenses and consulting and training.

        EMEA revenue in fiscal 2003 declined $5.1 million, or 6%, from fiscal 2002 to $77.8 million. The decrease occurred because of lower revenue for licenses and consulting and training. License revenue decreased because of lower unit sales as demand for new or additional licenses was hurt by customer concerns about our financial viability and the announcement of past accounting improprieties. EMEA consulting and training revenue also decreased as we began to refer our customers more frequently to third-party service providers for general consulting services. EMEA maintenance revenue increased in fiscal 2003 over the prior year, offsetting a portion of the decreases in licenses, consulting and training revenue. In addition, currency exchange rate changes increased EMEA fiscal 2003 revenue by $8.7 million.

        AP revenue totaled $5.8 million in fiscal 2003, down $4.6 million, or 44%, from fiscal 2002. The decrease reflected lower revenue from licenses and consulting and training. License revenue decreased because of lower unit sales as demand for new or additional licenses was dampened by customer concerns about our financial viability and the announcement of past accounting improprieties. In addition, beginning in fiscal 2003 we reduced our direct sales effort and began relying more on third parties in this region. AP consulting and training revenue also decreased as we began to refer our customers more frequently to third-party service providers for general consulting services. AP maintenance revenue increased in fiscal 2003 over the prior year, offsetting a portion of the decline in revenue from licenses and consulting and training.

COSTS AND EXPENSES

Cost of Licenses

        The cost of software licenses primarily consists of third-party software royalties, product packaging, documentation and production cost. The cost of licenses in fiscal 2003 totaled $6.3 million, a decrease of $10.0 million, or 61%, from fiscal 2002. This decrease resulted primarily from the absence of amortization charges related to acquired technology in fiscal 2003, since previously capitalized amounts were determined to be fully impaired at the end of fiscal 2002 and impairment losses were recorded. Fiscal 2002 included amortization charges of $8.7 million for acquired technology. The impairment charge of $17.6 million in 2002 related to acquired technology is included in restructuring, impairments and other. The remainder of the decrease in cost of licenses in fiscal 2003 resulted from the decrease in license transactions.

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

Sales and Marketing

        Sales and marketing expenses consist primarily of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses. Sales and marketing expenses in fiscal 2003 totaled $107.9 million, a decrease of $152.9 million, or 59%, from fiscal 2002. The decline reflects cost reductions implemented in fiscal 2003 as part of our restructuring plan, including a reduction in workforce, facilities consolidation and a decrease in marketing promotion activities. We closed several smaller sales offices around the world as we focused direct sales efforts on North America and major European markets. In fiscal 2003, we relied more on third-party distributors to sell our products and services in markets in which we chose not to maintain a significant direct sales presence, such as in Asia and Latin America.

Research and Development

        R&D expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel. No software development costs were capitalized during fiscal years 2003 or 2002, as costs incurred between technological feasibility and product releases were minimal. R&D expenses totaled $52.4 million in fiscal 2003, a decrease of $7.5 million, or 13%, from fiscal 2002. The decrease mainly reflected a reduction in workforce resulting from the sale of several non-core product lines in fiscal 2003.

General and Administrative

        G&A expenses consist of personnel, facilities and systems costs related to our operations. G&A also includes the cost of business insurance and professional fees, including legal, accounting, investment banking and other advisory fees, except for fees directly related to our bankruptcy reorganization, which are included under Reorganization Items, Net.

        G&A expenses for fiscal 2003 totaled $88.8 million, down $7.7 million, or 8%, from fiscal 2002. The decrease is attributable to our restructuring efforts implemented in fiscal 2003. G&A savings were realized by reducing personnel, closing underutilized facilities and reducing the telecommunication cost of supporting our internal systems. The savings were offset in part by higher professional fees. Fiscal 2003 G&A cost includes approximately $38.7 million in professional fees for service providers that assisted us with our investigation and other activities related to the accounting irregularities, assisted with our restructuring, provided audit and tax services and helped with the strategic positioning of our new operations. The $38.7 million in fees comprises $9.5 million of legal fees, $21.8 million of accounting, audit and tax fees and $7.4 million of consulting and advisory fees. Fees directly related to our bankruptcy filing under Chapter 11 are included in Reorganization Items, Net, discussed below.

Restructuring, Impairments and Other

        Restructuring, impairments and other expenses for our continuing operations totaled $92.2 million and $414.6 million in fiscal years 2003 and 2002, respectively, and consist of the following items (dollars in thousands):

	Predecessor Company
	Year Ended March 31
	2003	2002
Impairment of goodwill, identifiable intangible assets and investments	$928	$414,595
Gain on sale of non-core product lines	(15,318)	—
Loss from abandoned fixed assets	34,692	—
Loss from abandoned leases	33,295	—
Stockholder litigation settlement	18,821	—
Employee severance	19,813	—

Total	$92,231	$414,595

        During fiscal 2003 we implemented a restructuring plan to reduce expenses in line with future revenue expectations and focus our operations on our core markets. The restructuring plan included the sale of the non-core businesses and product lines, a reduction in personnel and abandonment of excess facilities and fixed assets.

        The non-core product lines were sold for an aggregate cash amount of $15.9 million. The purchasers also assumed certain liabilities related to the purchased product lines. We recognized a $15.3 million gain on disposal of these non-core product lines, which offset in part the cost of other restructuring activities.

        In fiscal 2003 we implemented a substantial reduction in our employee base through both the sale of non-core product lines and through the layoff of employees. Fiscal 2003 includes $19.8 million of severance costs related to this reduction in workforce. We also abandoned excess facilities and fixed assets that were no longer needed to support our streamlined operations. Fiscal 2003 restructuring, impairments and other expenses include charges of $34.7 million and $33.3 million related to abandoned fixed assets and leases, respectively.

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

        We periodically evaluate the carrying value of long-lived assets for impairment. As a result of this analysis, in fiscal years 2003 and 2002 we recorded impairment charges of $0.9 million and $414.6 million, respectively. These impairment provisions are related to the carrying value of certain minority interest investments, goodwill and other intangibles and long-lived assets. In 2002 the impairment charge determined in accordance with SFAS 121 and APB 17 related primarily to goodwill recorded in prior acquisitions and enterprise goodwill recorded in the Remedy acquisition.

Amortization of Intangibles

        In fiscal 2002 we amortized $75.8 million of goodwill and other intangibles. We recorded no amortization charges in fiscal 2003, as the intangible assets of continuing operations had been fully impaired by the end of fiscal 2002 and impairment losses had been recorded.

Reorganization Items, Net

        As a result of our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code on September 22, 2002, we are subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of Peregrine Remedy, which is recorded in discontinued operations.

        Reorganization items, net for fiscal 2003 consist of the following items (dollars in thousands):

Predecessor Company
Fiscal 2003
Loss from abandoned leases	$(4,303)
Reduction of accrued estimated lease exit cost to allowed claim amount	21,405
Write-off of debt issuance costs	(5,435)
Professional fees	(12,125)

Total	$(458)

        In fiscal 2003, we recorded a net reorganization charge of $0.5 million. Net reorganization items include a $4.3 million provision for lease settlements on abandoned leases, charges of $12.1 million for professional fees directly related to our bankruptcy proceedings, and a $5.4 million write-off of debt issuance costs. These charges were offset for the most part by a $21.4 million gain resulting from the reversal of a fiscal 2002 loss provision pertaining to an abandoned facility that was settled favorably because of certain damage limits established under Chapter 11.

Interest Income

        Interest income decreased 86%, or $5.0 million, in fiscal 2003, because of lower available cash balances to invest.

Interest Expense

        Interest expense includes interest expense and amortized costs related to our borrowings. Interest expense increased 48%, or $11.9 million, to $36.5 million in fiscal 2003. The increase in fiscal 2003 mainly reflected the relatively high cost of the financing arrangements that we entered into to address, in part, our liquidity crisis until we completed the sale of our Peregrine Remedy business in November 2002.

Income Taxes

        Income tax expenses were $8.1 million and $4.3 million for fiscal years 2003 and 2002, respectively. Our tax expenses represented 3.7% and 0.6% of our losses from continuing operations for fiscal years 2003 and 2002, respectively. Income tax expenses for fiscal 2003 and 2002 mainly reflected taxes on operations in certain foreign jurisdictions. Income tax expense was higher in fiscal 2003 due to the Company accruing for tax contingencies in that fiscal year resulting from certain tax exposures.

Discontinued Operations

        We sold our SCE and Remedy businesses in June and November 2002, respectively, as part of our efforts to raise cash and reduce expenses. These businesses are treated as discontinued operations in the consolidated financial statements included in this report. The following table provides a summary of operating results and gains or losses on the disposal of the discontinued businesses for the two years ended March 31, 2003 (dollars in thousands):

	Predecessor Company
	March 31, 2003	March 31, 2002
Supply Chain Enablement (SCE) Business
Net gain (loss) from operations	$3,338	$(438,189)
Net loss on disposal, including accrued losses during phase out period (fiscal 2002)	(1,925)	(47,820)

Net gain (loss) related to SCE	1,413	(486,009)

Remedy Business
Net loss from operations	(12,366)	(778,322)
Net gain on disposal	268,517	—

Net gain (loss) related to Remedy	256,151	(778,322)

Net gain (loss) from discontinued operations	$257,564	$(1,264,331)

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

        In September 2002, Peregrine and Peregrine Remedy entered into an agreement with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Peregrine Remedy business for $355 million, subject to certain adjustments as provided for in the acquisition agreement. In November 2002, the sale of Peregrine Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. Of the total proceeds, $10 million was placed into escrow to secure obligations of Peregrine and Peregrine Remedy under the acquisition agreement. The $10 million was released from escrow and remitted to Peregrine in November 2003 in accordance with the acquisition agreement.

LIQUIDITY AND CAPITAL RESOURCES

        We have supplemented our discussion of liquidity and capital resources for the fiscal years ended March 31, 2004 and 2003 with a more current discussion of our liquidity and capital resources as of September 30, 2004.

        Our principal liquidity requirements are for working capital and capital expenditures. We currently plan to fund our liquidity requirements with cash on hand and cash flow from operations. During fiscal 2004 and fiscal 2003, our principal liquidity requirements were for operating expenses, working capital and debt and bankruptcy related payments. We funded these liquidity requirements from cash on hand that was primarily generated from the disposal of our non-core product lines and our SCE and Remedy businesses and from short term loans in fiscal 2003.

        Our cash and cash equivalent balances, excluding restricted cash and short-term investments, totaled $105.9 million and $234.3 million at March 31, 2004 and March 31, 2003, respectively. Items that increased or decreased these balances are described below. In fiscal 2004, we had approximately $2.6 million of capital expenditures, primarily for leasehold improvements for a modest expansion of our San Diego headquarters and to acquire enhancements to software applications we use internally. Fiscal 2004 capital expenditures were funded from cash on hand and operating cash flows.

Predecessor Company—109-day period ended July 18, 2003

        Our Predecessor Company used $51.7 million of cash in operating activities in the 109-day period ended July 18, 2003. It reported net income from continuing operations of $373.9 million for this period. However, most of the income was non-cash in nature, because it resulted from the adoption of fresh-start reporting. During the period, our Predecessor Company used $42.9 million of cash for reorganization items related to implementing our Reorganization Plan, which accounts for most of the decrease in cash or cash-equivalents in the period.

        Cash from investing activities increased $32.6 million as $27.2 million of restricted cash became available for general use in accordance with our Reorganization Plan and the sale of certain minority investments in other companies generated $5.4 million in proceeds. Cash used in financing activities of $110.8 million is attributable to the repayment in part by our Predecessor Company of $24.3 million of principal and interest on factor loans and $86.5 million, in addition to other consideration, to the holders of convertible subordinated notes in accordance with the Reorganization Plan. Overall cash decreased $126.2 million, primarily related to the implementation of our Reorganization Plan.

Successor Company—257-day period ended March 31, 2004

        For the 257-day period ended March 31, 2004, the Successor Company generated $5.4 million in cash from operating activities. Our Successor Company reported a net loss of $17.9 million, including non-cash charges of $20.8 million for amortization and depreciation. Of the amortization charge, $16.2 million was related to identifiable intangibles established with the adoption of fresh-start reporting as of July 18, 2003. Changes in working capital also contributed to the increase in cash from operating activities including the collection of $7.5 million of long-term installment sales of the Predecessor Company subsequently paid to several financial institutions under accounts receivable financing facilities.

        The Company also implemented additional procedures surrounding the renewal of customer maintenance contracts during 2004. Our maintenance contracts generally provide for automatic annual renewal unless canceled by the customer 60 days in advance of their renewal date. The new procedures include confirming with customers prior to the contract renewal date that they do not intend to cancel the maintenance contracts. Prior to implementing these procedures, the Company did not record maintenance related accounts receivables and the associated deferred revenues until payment was received. This customer confirmation procedure has resulted in more timely billing and collections of maintenance fees. As a result of the change in the Company's procedures and the adoption of fresh start reporting (see Note 1), the accounts receivable and deferred revenue balances at March 31, 2004 are not necessarily comparable to those at March 31, 2003.

        During the 257-day period, our Successor Company collected $10.0 million released from escrow as part of the sale of Remedy and collected $1.0 million on a note receivable. Our Successor Company also invested $2.6 million in capital expenditures and committed an additional $1.9 million to restricted cash, related mostly to new real estate leases. In addition, our Successor Company paid $7.5 million of its factor loan obligations and $7.4 million in other long-term debt. Overall, cash decreased by $2.1 million in the 257-day period.

Predecessor Company—Fiscal year ended March 31, 2003

        Our Predecessor Company's cash and cash equivalent balances, excluding restricted cash and short-term investments, totaled $234.3 million at March 31, 2003. Items that increased or decreased these balances are described below.

        Our Predecessor Company used $130.3 million in net cash for operating activities in the fiscal year ended March 31, 2003. Our Predecessor Company used this cash for its operations in the fiscal year ended March 31, 2003 mainly because there was a net loss from continuing operations of $226.7 million. Operating costs exceeded revenue in this period. The Predecessor Company was implementing various cost reduction programs. Much of the loss in this fiscal period resulted from charges related to these cost reduction programs.

        Investing activities generated $6.7 million in net cash in the fiscal year period ended March 31, 2003. In this period, $17.6 million of cash was generated from the maturity of short-term investments and $15.9 million was generated from the sale of non-core product lines. However, this increase in cash was offset somewhat by $26.6 million in cash that became restricted in connection with various parties' claims that were settled later in fiscal 2003 or in fiscal 2004 as part of the bankruptcy proceedings.

        The Predecessor Company used $112.2 million in cash in financing activities in the fiscal year ended March 31, 2003, primarily in connection with payments of $134.1 million to factor banks. Discontinued operations increased cash on a net basis by $384.0 million in the fiscal year ended

March 31, 2003. The sale of Remedy, as described above under the caption "Discontinued Operations," generated most of this increase in cash.

Operating Lease Obligations

        We lease certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require us to pay all executory costs, such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. At March 31, 2004, future minimum lease payments under non-cancelable operating leases (net of sublease payments), excluding leases subsequently rejected under our plan of reorganization, were as follows (in thousands):

Year Ended March 31
2005	$6,146
2006	5,740
2007	5,573
2008	5,466
2009	5,515
Thereafter	21,321

Total minimum lease payments	$49,761

Non-trade Obligations and Commitments

        As of March 31, 2004 our principal future non-trade obligations and commitments include the following (in thousands):

			Fiscal Year Projections
	Balance at March 31, 2004
			2005	2006	2007	2008
Senior notes	$51,450		$14,700	$14,700	$14,700	$7,350
Bankruptcy claims	9,794		2,449	2,448	2,448	2,449
Motive payments	5,000		1,250	1,250	1,250	1,250
Factor loans	4,856		4,856	—	—	—
Vendor note	165		165	—	—	—
Purchase obligations(1)	—		—	—	—	—

Total	$71,265		$23,420	$18,398	$18,398	$11,049
Less: Amounts representing imputed interest	(1,945	)(2)

Total present value at March 31, 2004	$69,320

(1)
As a result of our bankruptcy proceedings, all of our outstanding purchase obligations were eliminated as of March 31, 2003. Since that time, we have generally not entered into binding purchase agreements except in connection with renting facilities (and advancing deposits) in connection with sales and other personnel meetings and items related thereto.

(2)
This amount relates to the bankruptcy claims, Motive payments and factor loans. See Note 13 of notes to consolidated financial statements.

        Our obligations and commitments as of March 31, 2003 consisted primarily of liabilities totaling $427.7 million subject to compromise in the bankruptcy proceedings, and were restructured pursuant to our plan of reorganization.

        Senior notes refer to our 6.5% senior notes scheduled to mature in 2007. We are required to make principal and accrued interest payments on our senior notes in eight equal semi-annual installments over a four-year period. The senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness.

        Bankruptcy claims consist of notes entered into as part of the Reorganization Plan in order to settle certain claims. The claims are unsecured obligations of the Company and bear interest ranging from zero to the federal judgment rate. The payments are due annually every August through 2007.

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

Status at September 30, 2004

        As of September 30, 2004, the end of our fiscal 2005 second quarter, our Successor Company had non-trade obligations, including accrued interest, of $55.9 million and cash of approximately $85 million, of which $5.0 million was restricted. The non-trade obligations consisted of $44.5 million in senior notes (including accrued interest), $9.7 million in deferred payment obligations related to bankruptcy settlements (net of imputed interest) and $1.7 million of factor loans.

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

        We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade payment obligations for at least 12 months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting our operations, including factors beyond our control. Please review the information set forth under the caption "Risk Factors," beginning on page 62 of this report.

Bankruptcy Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. Through November 30, 2004, the aggregate face amount of the general unsecured (Class 8) claims asserted against us, plus the amounts we scheduled for payment for Class 8 claims without a claim asserted against us totaled approximately $384 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 Class 8 claims totaling $251 million. Claim amounts are amended from time to time by the creditors and potential creditors asserting them and sometimes are filed with a face amount that is the minimum amount asserted by the creditor. The amounts sought by such creditors can be increased. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of the Reorganization Plan, which are payable in cash, or as subordinated claims under Class 9 of the Reorganization Plan. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with Class 8 claims is difficult to determine. In connection with agreeing to the Reorganization Plan, the various constituencies independently analyzed the claims and determined that the total payout on the Class 8 general unsecured claims was likely to be between $49 million and $65 million.

        Since August 2003, we have been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that we believe are without merit or asserted for an inflated amount. We have negotiated settlements to various claims. This process is expected to continue for several months. Based on the Reorganization Plan, any claims that we do not dispute or that are determined to be valid by the Bankruptcy Court after we have made an objection may be paid under one of two options, at the creditor's election: We may be required either to pay 70% of the allowed amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments or we may be required to pay 100% of the allowed amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. We have also agreed with some creditors to pay 65% of the allowed amount of the claim in cash on the date of settlement and nothing more.

        We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through November 30, 2004, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $377 million (including approximately $133 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims we have paid or agreed to pay over time approximately $44 million in cash. As of November 30, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $7 million remaining to be resolved. There were also approximately $0.5 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by us is uncertain. We believe that we have set aside adequate reserves for payments of the Class 8 claims as well as the priority and administrative claims and that the aggregate payout should be within and possibly below the range of likely payouts determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts could have an adverse effect on our liquidity and financial condition. Because claims are still in dispute, we are unable to predict the final payment amount or the period over which payments would be made.

OUR PLAN OF REORGANIZATION

        The following provides a summary of some of the terms of our plan of reorganization confirmed by the Bankruptcy Court on July 18, 2003. The effective date of our plan of reorganization was August 7, 2003. Readers should carefully review the original documents for more detail. Copies of our Disclosure Statement in Support of the Fourth Amended Plan of Reorganization, our fourth amended plan of reorganization, the related Bankruptcy Court confirmation orders and other relevant documents are either filed as exhibits to this report or are incorporated by reference herein to reports previously filed with the SEC as indicated in the exhibit list attached to this report. The following summary is qualified in its entirety by the plan of reorganization.

Treatment of Classes of Claims

        Our plan of reorganization provided for the treatment of the ten classes of claims or interests summarized below. Under the plan, all of our shares of old common stock were cancelled at the close of business on the effective date, and we issued 15 million shares of new common stock to Class 7, comprising holders of our 5.5% convertible subordinated notes due 2007, and Class 9, comprising holders of our old common stock, securities claimants and other subordinated claimants, as described below. In addition, 2.65 million shares of new common stock were reserved for issuance under our 2003 equity incentive plan.

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

  Class 3—Secured Equipment Finance Claims

        Certain providers that leased equipment to us were entitled to retain their security interests and to receive 100% of the amount of their allowed claims in 36 equal monthly payments, with interest.

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

  Class 7—Note Claims

        Holders of our 5.5% convertible subordinated notes due 2007 at the close of business on the effective date of our plan received certain distributions in connection with the plan of reorganization, including new 6.5% senior notes due 2007, shares of our new common stock and a cash payment equal to 30% of the principal and accrued interest on the old subordinated notes, or a payment of $86.5 million. An aggregate of $58.8 million in new senior notes was issued to the former note holders and an aggregate of 9,450,000 shares of our new common stock, representing 63% of the 15,000,000 shares of new common stock issued on the effective date, were issued to old note holders.

  Class 8—General Expense Claims

        Holders of allowed claims in this class were entitled to be paid under one of two options, at the creditor's election: we may be required either to pay 70% of the amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments or we may be required to pay 100% of the amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. We have also agreed with some creditors to pay 65% of the amount of the claim on the date of settlement, and nothing more.

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

        Under the plan of reorganization, an additional 600,000 shares of new common stock, representing 4% of the 15,000,000 shares of new common stock issued on the effective date, will be allocated between Class 7 holders of our old notes, on the one hand, and Class 9 holders of our old common stock and the securities litigation claimants, on the other hand, based on the resolution of the general unsecured claims pending against us. The status of general unsecured claims will be evaluated after our fiscal quarter ending December 31, 2004, to determine whether a full or partial distribution of the reserved shares is required under the terms of our Reorganization Plan. To the extent that holders of our old common stock and securities litigation claimants as a group become entitled to receive any of these 600,000 shares of new common stock, holders of our old common stock would be entitled to receive 85% of such shares and the securities litigation claimants would be entitled to receive 15% of such shares.

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

General Expense Claims

        For information regarding the treatment of general unsecured claims, see "Liquidity and Capital Resources," beginning on page 54 of this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements that could affect our financial statements have been issued since our previous disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended March 31, 2003.

RISK FACTORS

        The following factors currently affect or may affect our business, financial condition or future operating results. Readers should carefully consider these factors before making an investment decision with respect to our common stock

  Risks Related to Investing in Our Common Stock

        The significant deficiencies in our internal financial reporting controls could lead to inaccurate or incomplete financial statements and public disclosures.

        Our internal controls over financial reporting are inadequate. Among other issues:

  •
  Our accounting processes are not fully implemented and therefore may fail to ensure accurate reporting;

  •
  We do not consistently follow formal period-end accounting closing procedures and our other procedures are not fully documented;

  •
  Our financial reporting systems are overly complex, not well integrated and inconsistently implemented;

  •
  Our sales and order processing system is not integrated and requires that data be entered manually; and

  •
  Our business structure is unnecessarily complex.

        Among other problems, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and they increase the risk of error. For more information about deficiencies in our internal control over financial reporting, and about the status of these deficiencies as of the date of filing of this report, readers should carefully review the Current Report on Form 8-K that we filed on October 15, 2004 as well as the information set forth under the caption "Controls and Procedures" beginning on page 78 of this report.

        We have taken steps to ensure that the consolidated financial statements contained in this report are accurate in all material respects, and we have taken specified remedial actions to ensure that future consolidated financial statements will be accurate in all material respects. However, our internal controls over financial reporting remain inadequate. See "Certain Internal Control Functions." Our management cannot guarantee that controls and procedures put into place have prevented or will prevent all error and fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For more information regarding the process put into place to determine the accuracy of the consolidated financial statements included in this report, readers should carefully review the information set forth under the caption "Controls and Procedures—Changes in Internal Controls Over Financial Reporting," in Item 9A beginning on page 79 of this report.

  Information about our current financial condition and operating results is not publicly available.

        The consolidated financial statements attached to this report, as well as much of the financial information that can be found elsewhere in this report, reflect our financial condition and operating results as of March 31, 2004 and for the three-year period then ended and do not provide investors with the most current financial information. We are delinquent in filing our periodic reports for the first two quarters of fiscal 2005.

        Certain Peregrine periodic reports filed with the Securities and Exchange Commission are inaccurate and cannot be relied upon.

        Although we restated our financial results in February 2003 for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001), we have not amended the periodic reports we have on file with the SEC for those periods. As a result, the financial and other information included in these reports is inaccurate and unreliable. In addition, the information contained in periodic reports for fiscal 1999 and periods prior to that may also be inaccurate and unreliable.

        We are not in compliance with our settlement agreement with the Securities and Exchange Commission because we have failed to comply on a timely basis with our periodic reporting requirements.

        As part of our settlement with the SEC, we were enjoined from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 as well as Exchange Act Rules 10b-5, 12b-20, 13a-1 and 13a-13. Since we do not have current periodic reports on file with the SEC, we are in violation of these provisions of the securities laws and therefore we are not in compliance with our settlement agreement with the SEC. While we remain in discussions with the SEC, we can offer no assurance that a further enforcement action will not be brought. Responding to any such enforcement action would be expensive and time-consuming for management and could damage our reputation and our ability to generate sales.

        The Securities and Exchange Commission's investigation into accounting irregularities that occurred prior to our bankruptcy reorganization remains open and other litigation matters pertaining to these events, to which we are not a party, are pending. Additional civil claims could be brought against Peregrine and we may be required to devote a substantial amount of time to this ongoing civil investigation and these other lawsuits.

        The SEC brought civil claims against Peregrine and a number of Peregrine's former employees in connection with accounting irregularities that occurred prior to our reorganization under bankruptcy law. Peregrine entered into a settlement agreement with the SEC and several former employees have admitted to violating the federal securities laws. The SEC's investigation remains open and we continue to receive document and other information requests from the SEC and the Federal Bureau of Investigation. We are cooperating fully with these agencies and continue to provide them with relevant information they request. We may be required to devote a substantial amount of time to this continuing civil investigation and we may face financial penalties, personnel retention problems and customer defections as a result of it. Also, other litigation matters pertaining to us, but to which we are not a party, are pending in the California Superior Court in San Diego and the Federal District Court in San Diego. See "Other Litigation," beginning on page 27. We are responding to subpoena requests in connection with these matters and some of our current employees may be called upon to give depositions or other testimony in these proceedings. These obligations may require a substantial amount of time and attention by certain of our management and other employees.

        The United States Department of Justice's investigation into accounting irregularities that occurred prior to our bankruptcy reorganization remains open. Criminal charges could be brought against Peregrine and we may be required to devote a substantial amount of time to the ongoing investigation.

        The United States Department of Justice has brought criminal charges against a number of Peregrine's former employees and others in connection with accounting irregularities that occurred prior to our reorganization under bankruptcy law and several of these individuals have pleaded guilty to felonies. The DOJ investigation of Peregrine remains open and we continue to receive document and other information requests from the DOJ and the Federal Bureau of Investigation. Criminal charges could be brought against Peregrine. We are cooperating fully with these agencies and continue to provide them with relevant information they request. We may be required to devote a substantial amount of time to this continuing investigation and we may face financial penalties, personnel retention problems and customer defections as a result of it.

        Our new common stock is not listed on any exchange or quoted on the Nasdaq National Market System.

        Under the provisions of the plan of reorganization, shares of our old common stock were cancelled at the close of business on August 7, 2003. Our new common stock is not listed for trading on any exchange or quoted on the Nasdaq National Market System, although trading in the new common stock is reported on the Pink Sheets under the symbol PRGN. We cannot assure you that our new common stock will be listed on a national securities exchange or quoted on the Nasdaq National Market System at any time in the future. As a result, holders of our new common stock may experience difficulty in reselling the new common stock or may be unable to sell their shares of new common stock at all. Even if a robust market for such stock were to develop, we could not assure you that it would continue to exist. Even if a robust trading market were to develop and persist, the prices at which such securities might trade would depend upon a number of factors, including industry conditions, the performance of, and investor expectations for, our reorganized company and market factors, such as the number of holders who might wish to dispose of their securities to raise funds or recognize losses for tax or other purposes.

  A delay in our ability to make capital investments will adversely affect our business.

        Because of our constrained liquidity starting toward the end of 2001, we had not made significant capital investments in our business through fiscal 2004. Our current business plan contemplates significant expenditures during fiscal 2005 to maintain and improve our business operations and to retain our competitive position. If we are delayed in making some or all of the planned expenditures because of cash or other constraints, our business will be adversely affected.

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

  •
  Continuing deficiencies, including material weaknesses, in our internal controls over financial reporting;

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

        Our Board of Directors has the authority to issue as many as 5,000,000 shares of preferred stock in one or more series. Our charter documents permit our Board to determine or alter the rights, preferences, privileges and restrictions of this preferred stock without any further vote or action by our stockholders. The issuance of preferred stock allows us flexibility in connection with possible acquisitions and for other corporate purposes. However, the rights of holders of our new common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. This may include the loss of voting control to others. In addition, we could issue preferred stock to prevent a change in control of our company, depriving holders of our new common stock of an opportunity to sell their stock at a price in excess of the prevailing market price.

  Risks Related to Our Business

  There can be no assurances that our future operations will be profitable.

        We emerged from bankruptcy proceedings in August 2003 with a new business plan, new management, a reduced staff and fewer software products in our portfolio. As a result of our constrained liquidity since late 2001 and our bankruptcy proceedings, prior to fiscal 2005 we did not invest in our products and infrastructure to the same degree that we otherwise would have. Our current business plan contemplates substantial capital investments to remedy the deficiencies in our internal controls over financial reporting, to document our accounting procedures, to improve our financial reporting systems, to recruit additional personnel for our finance group and to train our existing personnel and to further development and expand our product offerings. Continuing government investigations into individuals formerly or currently associated with Peregrine and the ongoing Department of Justice investigation of Peregrine could damage our reputation with customers and prospects and harm our ability to generate new business. Our ability to implement our business plan and to operate profitably under these conditions is unproven.

  The amount we are required to pay as a result of the general unsecured claims filed against us in our Bankruptcy Proceedings could adversely impact our liquidity and financial condition.

        The original aggregate face amount of the general unsecured claims asserted against us exceeded $380 million. In connection with agreeing on our plan of reorganization, the various constituencies independently analyzed the claims and determined that the total payout on the claims was likely to be between $49 million and $65 million. However, because a number of claims are still in dispute, we are unable to predict the final payment amount or period. We believe that we have set aside adequate reserves to cover the general unsecured claims and that the aggregate payout should be within and possibly below the range of likely payouts determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts could have an adverse effect on our liquidity, financial condition, and results of operations. For a detailed discussion of the status and amounts of these claims, we refer you to the sections under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims," beginning on page 57 of this report and "Legal Proceedings," beginning on page 25 of this report.

  Our outstanding indebtedness could adversely affect our operating results and financial condition, and we might incur substantially more debt in the future.

        As of March 31, 2004 we had approximately $69.3 million of non-trade indebtedness outstanding. Our non-trade indebtedness could adversely affect our operating results and financial condition by:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and industry;

  •
  placing us at a competitive disadvantage relative to our competitors holding less debt; and

  •
  making it difficult for us to meet our debt service requirements if we experience a substantial decrease in our revenue or an increase in our expenses

        Payment of principal and interest on this non-trade debt will require the dedication of a substantial portion of our cash flow from operations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes.

        We may incur substantial additional debt in the future. Terms of our existing indebtedness do not, and terms of future debt may not, prohibit us from doing so. If new debt is added to current levels, the related risks described above could intensify.

  We may not generate sufficient cash flow or secure sufficient financing to fund our capital expenditures, debt obligations, or ongoing operations.

        We will be required to generate cash sufficient to pay all amounts due on our outstanding indebtedness, conduct our business operations and fund capital expenditures. Prior to entering bankruptcy proceedings, we funded our operations through the sale of our products and services, the sale of equity securities, the issuance of debt securities, the factoring of accounts receivable and asset dispositions. Since emerging from bankruptcy proceedings, we have funded our operations with operating cash flow and cash on hand from previous asset dispositions. We have limited access to the debt and equity markets at this time because of our deficiencies in internal control over financial reporting, the lack of current financial information, and the pending governmental investigations. If we are unable to generate sufficient cash flow from operations or secure sufficient financing, we may not be able to pay our debt, maintain our business, rebuild our infrastructure, respond to competitive challenges or fund our other liquidity and capital needs. If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing.

  Our business depends on alliance partners and could suffer if our partners fail to generate sufficient sales of our products.

        A significant portion of our license revenue is sourced, developed and closed with our alliance partners, including global and regional solution providers, systems integration firms and third party distributors. If the number or size of these transactions were to decrease for any reason, our operating results would be adversely affected. Any degradation in our alliance partner relationships, particularly our relationship with IBM, could hurt our operating results.

        In addition, many of our alliance partner arrangements are non-exclusive, meaning that these alliance partners may carry competing products. As a result, we could experience unforeseen variability in our revenue and operating results for a number of reasons, including the following:

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

        In most cases, the products we sell are implemented by third parties. These partners are designated technology companies whose employees have been trained to integrate our products for end users. IBM in particular has trained a significant number of its consultants to deliver a broad range of professional services in connection with our products. Any degradation in our relationships with these partners, particularly IBM, could damage our ability to integrate all the products that we sell and thus could have a material adverse effect on our business.

  Our management has endured substantial and recurring turnover.

        We have experienced significant turnover in senior management and other strategic personnel. We have had four chief executive officers and four chief financial officers since January 2002. Many members of our financial management team have only recently joined Peregrine. Our future performance depends, in part, on the ability of our new management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

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

        Our products and services require a sophisticated selling effort targeted at key individuals within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with integrating and maintaining them, require highly-trained customer service and support personnel. We may have difficulty recruiting and retaining qualified employees for these positions. The delay in our ability to become current in our financial reporting makes it especially challenging to attract and retain highly qualified and knowledgeable employees in an industry where competition for skilled personnel is intense. In addition, we currently do not allocate stock options to all of our employees, as we did in the past. This change in our strategy for allocating stock options grants to employees may have an adverse impact on our ability to retain key personnel. If we are not successful in attracting and retaining qualified sales personnel, software developers and customer service personnel, our operating results could be materially harmed.

  A delay in completing a small number of large license transactions could adversely affect our operating results in any particular quarter.

        When negotiating large software licenses, many customers time the conclusion of negotiations near the end of a quarter to improve their ability to negotiate a more favorable price. As a result, we recognize a substantial portion of our revenue in the last month or weeks of a quarter, and thus license revenue in a given quarter depends substantially on orders booked during that strategic period. If we are unable to complete a sufficient number of license agreements during this short and intense sales period, our revenue in a given quarter could diminish. This risk intensifies if the license agreements we are unable to complete are large.

  We may be required to defer recognition of license revenue for a significant period of time after entering into certain licensing agreements, which could negatively impact our results of operations.

        We may have to delay recognizing revenue for a significant period of time for different types of transactions, including;

  •
  Transactions that include both currently deliverable software products and software products that are under development or contain other currently undeliverable elements;

  •
  Transactions in which the customer requires services that include significant modifications, customizations, testing or complex interfaces that could delay product delivery or acceptance;

  •
  Transactions that involve non-standard acceptance criteria or identified product related performance issues; and

  •
  Transactions that include contingency based payment terms or fees.

        These factors and other specific accounting requirements for software recognition require that we have terms in our license agreements and follow revenue recognition procedures we have developed to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

  If accounting interpretations relating to revenue recognition change, our reported revenue could decline or we could be forced to make changes in our business practices.

        Revenue recognition for the software industry is governed by several accounting standards and interpretations. These pronouncements include, SOP 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition," and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. While we have had revenue recognition issues in the past, and it is one of the issues in our June, 2003 settlement with the SEC, our consolidated financial statements during the fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 have been properly restated in accordance with the SEC's June 2003 civil action. We believe since that time our revenue has been recognized in compliance with these three standards and with our June, 2003 settlement with the SEC.

        The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements to provide additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles, and other changes which could adversely affect our reported revenue and results of operations.

  A limited number of products provide a substantial part of our license revenue.

        The majority of our software license revenue in fiscal 2004 came from the sale of our two flagship products, our Asset Center and Service Center products. In addition to our two flagship products, we currently offer four additional software product lines to complement them, which are Discovery and Automation; Business Intelligence; Employee Self-Service and Integration. While we intend to enhance our existing products and software business solutions by offering new modules that may be separately chargeable and we may diversify our product offerings, there can be no assurance we will be successful in this regard. We expect that our Asset Center and Service Center applications, along with the maintenance and training services provided in connection with these two products, will continue to account for a majority of our future revenue. Factors adversely affecting the cost and pricing of, or demand for, our Asset and Service Center products, such as competition or technological change, could have a material adverse effect on our business, financial conditions or results of operations.

  If we account for employee stock option plans using the fair value method, it could lower our earnings and we could be forced to change our business practices.

        Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. There is an ongoing public debate about whether employee stock options plan shares should be treated as a compensation expense, and if so, how to properly value such charges. If we elected or were required to record an expense for our stock based compensation plans using a fair value method, we could have material accounting charges. For example, in fiscal 2004, if we accounted for stock based compensation plans using a fair value method prescribed under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123", it would have an adverse impact on our earnings. The Financial Accounting Standards Board has reached a tentative conclusion that would require companies to deduct the value of options from earnings beginning July 1, 2005, which would require us at that time to measure all employee stock base compensation awards using a fair value method and record such expense in our consolidated financial statements, unless the effective date is postponed or the regulation is changed. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

  Our quarterly and annual revenue could be affected by new products we announce or that our competitors announce.

        Announcements of new products or releases by us or by our competitors could prompt customers to delay purchases pending the introduction of the new product or release. In addition, announcements by us or by our competitors concerning pricing policies could damage our revenue in a given quarter or the renewal rates among our existing customers.

  Our products' long sales cycle may cause substantial fluctuations in our revenue and operating results.

        Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenue during that period, our revenue and earnings could be substantially reduced and could result in a significant loss. The sales cycle for our products typically requires four to nine months for completion and delays could extend this period. Any delay in the sales cycle of a license for a significant amount of revenue or a number of smaller licenses could damage our operating results and financial condition.

  Product development delays could materially harm our competitive position and result in a material reduction in our revenue.

        We have experienced product development delays in the past and may experience them in the future. Delays may occur for many reasons, including an inability to hire developers, discovery of software bugs and errors or the failure of our current or future products to conform to industry requirements. If we experience significant product development delays, our position in the market and our revenue could be negatively affected.

  Errors or defects in our products could be costly to fix, may result in product warranty claims or a reduction in our renewal rates among existing customer and could reduce revenue.

        Despite testing before the release of products, software products frequently contain errors, security flaws and defects, especially when first introduced or when new versions are released, and they could be infected by viruses. Software errors in our products could affect the ability of our products to work with other hardware or software products. Security flaws in our products could expose us to claims as well as harm our reputation, which could adversely impact our future sales. The detection and correction of any security flaw can be time consuming and costly. Errors can be detected at any point in a product's life cycle. Past errors have delayed our product shipments until the software problems have been corrected and increased our costs. Some of our products are intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers may have a greater sensitivity to product defects than the market for software products generally. If we were required to expend significant amounts to correct software bugs or errors, our revenue could be adversely affected as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenue.

        Discovery of errors or defects could result in any of the following:

  •
  Loss of, delay and/or reduction in revenue and loss of customers or market share;

  •
  Failure to work with other hardware and software products and failure to achieve market acceptance;

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

  We may face exposure to additional tax liabilities.

        As a multinational corporation, we are subject to income taxes as well as non-income business taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many transactions and calculations in which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and segregation of foreign and domestic income and expense to avoid double taxation. We have accrued reserves for tax contingencies based upon our estimates of the tax ultimately to be paid. This estimate is updated as more information becomes available. If these contingencies materialize, or if actual liabilities are greater than our estimates of liabilities, it could have a material adverse effect on our liquidity.

        Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of our tax audits and any litigation will not be different from what is reflected in our historical income tax provisions and accruals.

        We face exposure to additional non-income tax liabilities. We are subject to non-income taxes such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the United States and various foreign jurisdictions.

  Conducting business internationally poses risks that could affect our financial results.

        Conducting business outside the United States poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates. We have expanded and in the future may further expand our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international business demand for our products and services. Moreover, exchange rate risks could have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to change our prices to reflect fluctuations in the exchange rate.

        Additional risks we face in conducting business internationally include the following:

  •
  Longer payment cycles;

  •
  Difficulties in staffing and managing international operations;

  •
  General economic and political conditions in foreign countries;

  •
  The imposition of trade or foreign exchange restrictions or increased tariffs and changes in regulatory requirements;

  •
  Problems in collecting accounts receivable; and

  •
  The adverse effects of tariffs, duties, price controls or other restrictions that impair trade.

        Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also hurt our business, financial condition or results of operations.

  Our operating results could be adversely affected if we are unable to conduct our business due to events beyond our control.

        Our operations, and those of third parties on which we rely, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. For example, if blackouts or other such forces interrupt our power supply we would be temporarily unable to continue operations at our facilities. Any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenue.

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

        A significant portion of our revenue reflects incremental sales to existing customers. Because of the continuing decline in corporate technology spending over the past several years, our customers may decline to purchase additional licenses or additional modules for software products they previously licensed from us. If our existing customers do not continue to purchase from us our revenue may be adversely affected.

  If we do not respond adequately to our industry's evolving technology standards or do not continually develop products that meet the complex and evolving needs of our customers, sales of our products may decrease.

        Rapid technological change in our industry could erode our competitive position in existing markets, or in markets we may enter in the future. We may be unable to improve the performance and features of our products to respond to these developments or may not have the resources necessary to do so. In addition, the life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part on our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

  Seasonal trends in our software product sales may result in periodic declines in our revenue and impairment of our operating results.

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

        The market for our products is highly competitive. Our competitors vary in size and in the scope and breadth of the products and services offered. These competitors include large, mid-tier and small vendors. Our closest competitors are Fortune 500 technology vendors that have greater financial resources and offer a wide range of products and services, including offerings that compete with our asset and service management software, as well as a number of smaller niche vendors. Our competitors include: Altiris; Computer Associates; Hewlett-Packard; MRO Software; Remedy, a BMC Software Company and former Peregrine subsidiary; PS'SOFT; and USU Software AG. If we cannot compete effectively by offering products that are comparable in functionality, ease of use and price to those of our competitors and their breadth of offerings, our revenue will decrease, as will our operating results. A segment of our customer base is not using current versions of our products and, therefore, may be more likely to consider switching to a competitors' products. In addition, potential customers may have concerns about purchasing from us because of our size relative to larger competitors and our accounting irregularities and bankruptcy proceedings.

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

        In response to declining conditions in the software industry, some suppliers are offering discounted prices or favorable terms on their products in an effort to generate sales and increase market share. Because many of our competitors are larger and offer a wider range of products, they may be able to offer bigger discounts and more favorable terms on their products in relation to the discounts and payment terms we can profitably offer on our products. There is no assurance that we will be able to remain competitive when other suppliers are offering competing products at a significant discount or on more favorable terms. This price competition could result in price reductions, loss of customers, replacement of our products for products from our competitors, and a loss of market share, any of which could have a material adverse effect on our business. Also, some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, materially constrain the prices we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenue could decrease.

  Inability to protect our intellectual property could put us at a competitive disadvantage.

        If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, thereby eroding our competitive position and decreasing our revenue. We attempt to protect our intellectual property rights by limiting access to our software and software code, documentation, and other proprietary information and by relying on a combination of patent, copyright, trade secret and trademark laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide licensees access to our data model and other proprietary information underlying our licensed applications.

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

  If we become involved in an intellectual property dispute, we may incur significant expenses or may be required to cease selling our products, which would substantially impair our revenue and operating results.

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

        If we are subject to a successful claim of infringement and we fail to develop non-infringing intellectual property or to obtain a license for the infringed intellectual property on acceptable terms and on a timely basis, our revenue could materially decline or our expenses could increase.

        Similarly, we may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's time and attention.

  Risks Related to Our Bankruptcy Proceedings and Deficiencies in Our Internal Controls.

  Our delay in becoming current in our SEC filings, internal control material weaknesses, as well as our bankruptcy proceedings may have a continuing adverse effect on our operations.

        We operated under bankruptcy law protection from September 22, 2002 through August 7, 2003. The effect, if any, that our bankruptcy proceedings may have on our future operations cannot be accurately predicted or quantified. Customers that purchase software products are making a significant long-term investment in technology. Because of the long-term nature of such an investment, customers are often concerned about the stability of their suppliers. Our previous financial and accounting problems, the delay in our ability to become current in our SEC filings, and the material weaknesses of our internal controls as described in this Annual Report on Form 10-K may cause current and potential customers and partners concern about our long-term stability, and these concerns may cause us to lose sales. Any loss in sales could have a material adverse effect on our operating results, further deepening concern among current and potential customers and partners. Additionally, concerns such as these may negatively affect our ability to negotiate favorable terms from suppliers, landlords and others. The failure to obtain such favorable terms could adversely affect our financial performance.

  Executing our post-bankruptcy business strategy involves substantial risks, and we may not be able to achieve our goals.

        We face substantial risks in implementing our business strategy, including:

  •
  Our ability to maintain license and maintenance revenue;

  •
  Our ability to improve cross-selling opportunities;

  •
  Our ability to offset the negative effect that our previous accounting issues and delay in becoming current in financial reporting have exerted on our business, including the impact on our customer base;

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

        In connection with our emergence from bankruptcy proceedings, we adopted fresh-start reporting for our consolidated financial statements for periods beginning July 18, 2003 in accordance with generally accepted accounting principles. Under fresh-start reporting, a new reporting entity is deemed to be created, and the recorded amounts of tangible and intangible assets and liabilities are adjusted to reflect their fair value. This reporting method also calls for a re-establishment of total assets at the reorganization value and the recording of any portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets as goodwill. As a result, our reported historical consolidated financial statements for periods prior to July 18, 2003, as presented in this report, generally are not be comparable to those reported under fresh-start reporting. See Note 1 to our consolidated financial statements included in this report for more information regarding fresh-start reporting treatment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable, and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to materially affect the fair value of these securities.

        We conduct business overseas, principally in Europe, in a number of foreign currencies. Although we currently derive no material revenue from highly inflationary economies, we have a presence in international markets outside Europe, including Latin America, where currencies have fluctuated in value relative to the U.S. dollar more than European currencies. Future fluctuations in the value of foreign currencies relative to the U.S. dollar may have an adverse effect on our business, financial condition, or results of operations.

        Currently, we do not attempt to mitigate our currency transaction risks through our foreign exchange hedging program, but we may consider such a program in the future.

        At March 31, 2004, the non-current portion of our notes payable totaled $46.5 million with fixed notional or imputed interest rates ranging from 6.5% to 8.0%. We do not believe we have significant market risk with respect to these notes resulting from changes in interest rates. See Note 13 of Notes to Consolidated Financial Statements included in this report for further discussion of these notes payable.

        Our foreign operations expose us to certain risks. A foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. In addition, we are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well by causing increased regulatory scrutiny or negative publicity in those other markets.

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

ITEM 9A. CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as of the last day of the fiscal year covered by this annual report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of that date primarily as a result of the ineffectiveness of our internal control over financial reporting.

  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our progress in establishing such adequate internal controls is described below under the caption "Changes in Internal Controls Over Financial Reporting."

        Under the supervision and with the participation of our management including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Our management, including our chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year covered by this annual report. Their conclusion was based on a number of factors, including:

  •
  the fact that we cannot yet prepare timely financial information and were not doing so during fiscal 2004 and therefore, were not filing periodic reports during fiscal 2004;

  •
  the difficulty we have in assembling all relevant contemporaneous documentation for significant transactions;

  •
  significant turnover in management and our finance staff that we experienced during fiscal 2004; and

  •
  the other factors described below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Certain Internal Control Events During the Fourth Quarter of Fiscal 2004

        During the fourth quarter of fiscal 2004, our senior management continued their efforts to remedy the significant deficiencies, including material weaknesses, in our internal controls over financial reporting. We developed a code of conduct for our directors and employees, which includes provisions requiring our accounts to be maintained in accordance with generally accepted accounting principles and our accounting policies. We also continued our employee training program on the principles of revenue recognition in accordance with generally accepted accounting principles.

Internal Control Assessment as of the Filing Date of this Report

        We are including in this report an assessment of the current state of our internal controls over financial reporting as of the filing date of this report and material changes to our internal controls over financial reporting for the period subsequent to November 3, 2004, which was the filing date of our Quarterly Report on Form 10-Q for the fiscal 2004 third quarter ended December 31, 2003 which is incorporated by reference into this Annual Report on Form 10-K.

Accounting Policies and Procedures

        Our accounting policies and procedures are not adequately documented. Furthermore, our accounting procedures are not comprehensive in scope and fail to address adequately a number of material areas. In addition, personnel have not been adequately trained regarding accounting policies and procedures. The lack of comprehensive formal procedures and adequate training increases the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles. We have made significant progress in developing and documenting formalized accounting policies and procedures and we have begun the process of implementing these procedures in our finance organization.

Period-End Accounting Closing Procedure

        While we were preparing our restatement and our financial statements for periods after the restatement period, we conducted quarterly closings and performed account reconciliations of material balance sheet accounts for each quarter, but not on a timely basis. We also did not produce complete monthly management reports on a timely basis, which prevented operations managers from performing a timely review of financial results against budgets. We have now established a number of closing procedures, but we have not yet completed the formal documentation of the procedures or fully implemented them. We need to complete the preparation of our financial statements for prior periods and complete the establishment and documentation of the formal closing procedures for use in future periods. We have hired several new financial managers and staff to assist in implementing these changes.

Account Reconciliation

        Historically, most general ledger accounts have not been reconciled to the detailed subsidiary ledgers on a timely basis. Furthermore, deviations noted in the reconciliation process have not been properly corrected on a timely basis. We are well along in the process of establishing and documenting procedures for reconciling the general ledger accounts to the detailed subsidiary ledgers. However, we have not yet been able to perform these procedures consistently on a timely basis.

Financial Reporting System

        Historically, our automated financial reporting systems have been overly complex, poorly integrated and inconsistently implemented. As a result, preparation of financial statements has required and continues to require, multiple steps, including manual reconciliation of most accounts, and extensive management review. Many of our critical systems necessary to generate revenue information remain off-line and are not integrated with our standard accounting system, PeopleSoft. In addition, we previously operated different versions of PeopleSoft in Europe and in the United States, making integration of international financial information more cumbersome. To bridge this gap, we implemented additional management review and reconciliation processes for certain material account balances, but these management reviews do not eliminate the risk of inaccurate or incomplete information resulting from having used manual processes. In fiscal 2004, we upgraded our PeopleSoft system enabling us to operate our major financial operations on a common platform worldwide. We have implemented other measures, including updating our processes so that billing and accounts receivable are handled in a consistent manner in North America and Europe, and standardizing our worldwide product master and invoice forms. We need to prioritize and implement additional planned systems improvements. In addition, we hired a chief information officer in March 2004 to oversee our financial reporting and other information systems and to expand and improve our information technology department.

Sales Order Processing System

        Historically, our sales order processing system has not been integrated and has required that transaction information be recorded by several individuals and entered into several databases. We need to improve the sales order process and system. Our financial management has had to devote substantial time to checking sales information to ensure revenue information is correct. We have evaluated improvements to the systems for recording our sales transactions and a new, simplified process is currently being implemented. A standardized sales order configuration and pricing tool has been implemented worldwide. The use of this tool is being expanded to reduce the duplication of information and to improve the flow of information from our sales order processing staff to our revenue recognition staff. A standard product list has been implemented for all contracts and invoices. These tools will assist in correctly processing licensing transactions. We also are in the process of creating a standardized order management process for sales of maintenance and professional services.

Assembly of Information Supporting Revenue Recognition

        Historically, we did not have a formal practice of fully documenting the support for our revenue recognition decisions at the time revenue contracts were executed. The lack of a formal process for compiling and documenting such information at the time of sale causes delays in the preparation of financial results because added resources are required to assemble and reevaluate such information prior to publishing our financial statements. We now have a practice of documenting our revenue recognition decisions contemporaneously with entering into sales transactions and of collecting and maintaining evidence supporting our revenue recognition decisions.

Management Reporting and Analysis

        Financial reports have not been widely disseminated within the organization, nor have they been prepared on a timely basis. Our corporate subsidiary structure is unnecessarily complex and the historical consolidation process has not been properly documented. We have begun to simplify our corporate structure and have started preparing detailed budgets by department. We are in the process of formalizing and documenting our consolidation and budget reporting processes. We believe that the simplification of the business structure will improve the timeliness and quality of management reporting.

Staffing and Training of Finance Personnel

        There has been substantial turnover in finance personnel. Our finance operations were historically understaffed. In addition, our personnel need to be further trained on the formal policies and procedures that we are developing. In August 2004, we hired a new executive vice president, Kenneth Saunders, and a new vice president, finance, corporate controller and chief accounting officer, Russell Clark, who are directing initiatives aimed at improving our financial operations and infrastructure. Mr. Saunders assumed responsibilities as chief financial officer on November 1, 2004. Mr. Saunders and Mr. Clark have hired additional personnel and we are now adequately staffed in our finance organization.

Segregation of Duties/Responsibilities and Management Review

        Historically, our accounting personnel have been responsible for posting and reconciling accounts under their control without any independent review. We are in the process of analyzing and revising our procedures to segregate duties appropriately and restrict user-access to certain applications. These procedures are intended to ensure management personnel with appropriate knowledge and understanding review reconciliations and other financial information.

Contract Management

        There have been deficiencies in our contract management. We have established some signature procedures and have centralized certain contract management functions, but we still lack formal comprehensive policies and procedures that sufficiently address, among other things, signature authority and approval thresholds, as well as notification, security and retention requirements. We are in the process of implementing a system of contract management and control policies and procedures.

Sarbanes-Oxley Compliance

        We have undertaken a project specifically focusing on the Company's internal controls and procedures, including complying with the requirements of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and adopting processes to facilitate our independent auditors' future testing of our internal controls with regards to their attestation as to the effectiveness of our internal control over financial reporting. We hired RSM McGladrey, Inc., a global accounting firm, to assist us with this project. We have categorized the project into six phases: risk assessment, documentation, recommendations, remediation, internal testing and external testing.

        Risk Assessment.    In March 2004, RSM McGladrey assisted us with an assessment of our significant financial process/account identification.

        Documentation.    We have substantially completed the documentation of our existing policies, processes and controls that existed for our North American operations and EMEA operations prior to beginning the remediation phase of the project. We have concluded that our Asia/Pacific and Latin American operations are immaterial for purposes of this portion of the project.

        Recommendations.    We are substantially complete with the recommendation phase of this project for our North American and EMEA operations with the assistance of RSM McGladrey, who has worked with us to develop a set of recommendations for those operations. The remediation required by the recommendations for the North America operations and the EMEA operations will require significant work and time commitments by the company and management.

        Remediation.    Progress on remediation had been hindered during most of 2004 by insufficient resources and significant turnover in our finance organization. In August 2004, we hired a new executive vice president, Kenneth Saunders, who assumed responsibilities as chief financial officer on

November 1, 2004. Also in August 2004 we hired a new vice president of finance, corporate controller and chief accounting officer, Russell Clark who has general responsibilities for managing the Sarbanes-Oxley project for the company worldwide. Lastly, we have hired managers of business processes and controls for North America and for EMEA and they are directly responsible for the day to day management of the Sarbanes-Oxley project. Shortly after assembling the new team we established an infrastructure to more aggressively work on the project, including the creation of a steering committee comprised of senior financial, audit and compliance personnel as well as a business process control committee comprised of functional managers throughout the world. The project management team utilizes detailed project plans to track and measure progress. Results are reviewed regularly with the steering committee.

        Internal and External Testing.    After the remediation phase is complete, certain policies, processes, procedures and controls must operate effectively for a period of time and will need to be tested by management to confirm operating effectiveness before management will be in a position to conclude that our internal controls over financial reporting are operating effectively.

        Remediation Effectiveness.    Given the number of specific recommendations and the length of time required for remediation, as well as for internal and external testing, it is highly unlikely that we will be able to conclude that our internal controls over financial reporting are effective with respect to our fiscal year ending March 31, 2005. Even if we are able to reach such a conclusion, we will not have done so in time to allow our independent auditors an opportunity to test our internal controls to determine whether they can attest that our internal controls are effective.

Matters Raised by the Securities and Exchange Commission in its June 2003 Civil Action

Revenue Recognition

        The Securities and Exchange Commission's June 2003 civil action states that during fiscal years 2000 and 2001 and the first three quarters of fiscal 2002, several issues with respect to revenue recognition resulted in the overstatement of our reported revenue. Our consolidated financial statements that include the restatement period, our consolidated financial statements for the fiscal year ended March 31, 2003, and our condensed consolidated interim financial statements for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 have been properly prepared to, among other things, address all of these revenue recognition matters and have been filed with the Securities and Exchange Commission. Our financial statements for subsequent periods are being prepared now and will be filed as soon as reasonably practicable. Specifically, the Securities and Exchange Commission raised concerns with respect to the following:

        Sales Through Resellers.    The civil action states that for many of our transactions involving third-party resellers, revenue was recognized when products were sold to the resellers despite the existence of secret oral or written side agreements that created contingencies on the resellers' payment obligations to Peregrine. In some cases, these side agreements obligated Peregrine to locate end-user customers for a reseller or simply allowed a reseller to back out of the contract. Other side agreements obligated Peregrine to pay the reseller in an amount equal to the reseller's payment obligation to Peregrine. Our current revenue recognition policy allows us to recognize revenue from resellers only with evidence that the reseller sold the products to the end-user customer.

        Side Letters or Sales Contract Amendments.    The civil action states that many transactions employed side letters or sales contract amendments that were not disclosed to our auditors and that contained conditions or contingencies, resulting in the recognition of revenue even though purchase commitments with end-user customers and resellers were not fixed and were subject to these conditions and contingencies. Our current revenue recognition policy and our code of conduct specifically prohibit these activities and our sales personnel are required to certify their compliance with these requirements on a periodic basis.

        Reciprocal Transactions.    The civil action states that we engaged in a number of reciprocal transactions related to acquisitions, investments and sales to customers for the primary purpose of improperly inflating our revenue. Our current revenue recognition policy specifically addresses this issue.

        Fiscal Period End Cut-off.    The civil action states that numerous transactions were recorded as revenue in a given fiscal period although sales orders were not completed until after the end of the period. Our current revenue recognition policy requires strict adherence to fiscal end period cut-offs. We have established practices and intend to formally document written procedures to minimize the possibility of material revenue items being recorded in the wrong period. However, in connection with our detailed period-end reviews, we occasionally discover revenue recorded in inappropriate periods that require adjustment.

Compliance and Internal Audit Functions

        The Securities and Exchange Commission maintained that we lacked certain internal audit and compliance functions, including specified board committees, compliance officers, training capabilities and a code of conduct. We have addressed each of these deficiencies. Our Board of Directors has established a Corporate Governance and Nominating Committee and an Audit Committee, both of which consist solely of independent directors. We have named a corporate compliance officer and hired an internal auditor. Our internal auditor has developed an internal audit plan to assess on a quarterly basis our internal accounting control structure and policies, including those related to revenue recognition, receivables financing, and write-offs. Our Compliance Officer has conducted training with respect to our revenue recognition policy for senior management, finance personnel and sales personnel. Finally, we have adopted a code of conduct that applies to all personnel and our Board and we have completed the process of training our employees about the code.

Accounts Receivable

        The civil action states that we sold, or factored, accounts receivable and recorded these factoring transactions improperly. Many accounts receivable balances arising from these improperly recorded transactions were written off inappropriately by being charged to bad debt expense, cost of acquisitions or accrued liabilities. All of these factor loans were entered into prior to May 2002 and have been properly disclosed and presented. We have not factored receivables since May 2002 and have no current plans to enter into new factor loans. We created and implemented a formalized accounting policy and procedure addressing bad debt write-off.

Mergers and Acquisitions

        The civil action states that we did not properly account for certain business acquisitions. Our consolidated financial statements from the restatement period have been properly restated to address this matter. We must better document formal accounting policies and procedures to ensure acquisitions are properly transacted, observing applicable accounting standards. We will develop policies and procedures with respect to accounting for acquisitions. We have not completed any mergers or acquisitions since our financial results were restated.

Stock Option Accounting

        The civil action states that our past stock option grant practices resulted in many employee stock options being granted with exercise prices that were below market value on the date of grant, and we did not properly account for stock option grants and modifications to those stock options. Our consolidated financial statements from the restatement period and subsequent periods properly address these matters.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information regarding our directors as of November 30, 2004:

Name	Age	Principal Position(s)
James P. Jenkins(2)(4)	56	Chairman of the Board of Directors
John Mutch(4)	48	President, Chief Executive Officer & Director
Andrew J. Brown(1)	45	Director
Victor A. Cohn(1)(3)	55	Director
James W. Harris(1)(4)	57	Director
Alan J. Hirschfield(2)(3)(4)	68	Director
Mark Israel(2)(3)	49	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Corporate Governance and Nominating Committee.

(4)
Member of the Executive Committee.

        James P. Jenkins joined our Board of Directors in August 2003. He is the chairman of our Board and a member of the Compensation Committee and the Executive Committee. Since July 2002, Mr. Jenkins has been employed by Mellon HBV Alternative Strategies, LLC., an investment management company where he is a managing director and portfolio manager. Before joining Mellon, he was a senior managing director and head of investment banking at Advest, Inc., a financial services company. From 1999 to 2000, Mr. Jenkins led Solid ISG Capital Markets, LLC, an investment company as its president and chief executive officer. He managed J.P. Jenkins Company LLC, an investment company from its inception in 1996 through 1999. From 1997 to 1998, Mr. Jenkins was an executive vice president, head of investment banking, of Laidlaw Global Securities, Inc. and was a member of its Executive Committee and Board of Directors. Mr. Jenkins began his career at Kuhn, Loeb & Co. in 1972, which merged with Lehman Brothers in 1978. He moved to The First Boston Corporation in 1984, where he stayed until 1996, rising to the position of managing director. From 2002 to 2003, Mr. Jenkins was a director of Telespectrum Worldwide Inc. Mr. Jenkins holds a B.A. and an M.B.A. from Stanford University.

        John Mutch joined our Board of Directors in March 2003 and is a member of the Executive Committee of our Board of Directors. Mr. Mutch was chairman of the Compensation Committee of our Board of Directors from March 2003 through August 2003. Mr. Mutch has served as our president and chief executive officer since August 2003. From December 1999 through August 2002, he was the chief executive officer of HNC Software, Inc., an enterprise analytics software provider. He also served as president of HNC Software from May 2001 through August 2002. Mr. Mutch joined HNC Software in 1997, and from 1997 to 1999 served in various other senior executive positions, including vice president, marketing and president of HNC Insurance Solutions. In 1994, Mr. Mutch founded MVenture Holdings, Inc., a private equity fund that invests in public and private technology companies, which became Mventure Holdings LLC in 2002. From December 1986 to June 1994, Mr. Mutch held a variety of executive sales and marketing positions with Microsoft Corporation, including director of organization marketing. Mr. Mutch serves on the Board of Directors of Overland Storage, Inc., where he is Chairman of the Governance & Nominating Committee and a member of the Compensation Committee. Mr. Mutch holds a B.S. from Cornell University and an M.B.A. from the University of Chicago.

        Andrew J. Brown joined our Board of Directors in October 2003 and serves as the chairman of our Audit Committee. In December 2004, Mr. Brown was named chief financial officer of PalmOne Inc., a provider of handheld computing and communications solutions. Mr. Brown was the chief financial officer of Pillar Data Systems, a networking storage company, from February 2004 until July 2004. He served as chief financial officer of Legato Systems, Inc., a company that provides software solutions for information management, from October 2000 until its acquisition by EMC Corp. in October 2003. From 1988 to 2000, Mr. Brown held several financial leadership positions at Adaptec Inc., a storage infrastructure solutions company, including vice president of finance and chief financial officer. Mr. Brown holds a BS in Accounting from Eastern Illinois University.

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

        James W. Harris joined our Board of Directors in August 2003 and is a member of the Executive Committee and the Audit Committee of our Board. Mr. Harris is president and founder of Seneca Financial Group, Inc., a merchant bank located in Greenwich, Connecticut. Prior to establishing Seneca in 1993, he was managing director at Lehman Brothers and headed its Financial Restructuring Group. Before joining Lehman in 1982, Mr. Harris spent 10 years with Citibank N.A.'s Banking Group, rising to the position of senior credit officer. Mr. Harris is a director of El Paso Electric Company, where he serves as a member of the executive committee and as chairman of the nominating and governance committee. He was an adjunct professor at Columbia University's Graduate School of Business in New York, N.Y. from 2001 through 2003. Mr. Harris holds a B.A. from Vanderbilt University and an M.B.A. from Harvard Business School.

        Alan J. Hirschfield joined our Board of Directors in October 2003 and serves on our Governance and Nominating Committee, Executive Committee, and as chairman of our Compensation Committee. Mr. Hirschfield was co-chief executive officer of Data Broadcasting Corp., a financial information company from 1992 to 2000. Data Broadcasting merged with the Financial Times and Pearsons Inc. to become Interactive Data Corp., and he remains a director of that company. He was chairman and chief executive officer of Twentieth Century Fox Film Corp. from 1982 through 1986 and president and chief executive officer of Columbia Pictures, Inc. from 1973 through 1978. Mr. Hirschfield also is a director of Cantel Medical Corp., where he chairs the compensation committee; Carmike Cinemas, Inc., where he is chairman of the audit and compensation committees; J Net Enterprises, Inc.; and Leucadia National Corporation, where he is a member of the audit committee. Mr. Hirschfield holds a B.A. from the University of Oklahoma and an M.B.A. from Harvard Business School.

        Mark Israel joined our Board of Directors in August 2003 and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee of our Board. Mr. Israel is director of distribution and channel sales for Magellan Products, a division of Thales Navigation, a provider of navigation, positioning and guidance solutions. Previously, he was the senior vice president of marketing at Cognet Corp., a software company based in Valhalla, NY, responsible for product marketing, corporate communications and strategic alliances. Prior to joining Cognet in 1998, Mr. Israel was vice president of marketing and channels at Dictaphone Corp. From 1984 to 1997, he held sales management positions at Apple Computer. He also held sales management positions at TDK Electronics and Fuji Photo. Mr. Israel studied business management and marketing at Nassau Community College.

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

        Audit Committee Financial Expert.    The Audit Committee consists of Messrs. Brown, Harris and Cohn. Our Board of Directors has determined that Messrs. Brown, Harris and Cohn are "audit committee financial experts" as defined by the rules and regulations of the Securities and Exchange Commission. Our board of directors has further determined that Messrs. Brown and Cohn are independent of management pursuant to applicable NASD Marketplace Rules regarding the independence of board and audit committee members. Mr. Harris is the founder and president of Seneca Financial Group, Inc. Seneca Financial was the financial advisor for the Official Committee of Equity Security Holders (the Equity Committee) consisting of the holders of our old common stock in connection with the bankruptcy proceedings, and received fees for its financial advisory services in 2003. See "Certain Relationships and Related Transactions," beginning on page 110 of this report. Although Seneca Financial was an advisor to the Equity Committee, and not the Company, the Company paid the financial advisory fees to Seneca Financial. As a result of the payment of fees by the Company, Mr. Harris is not independent under the definition of "independent" in the NASD Marketplace Rules. The Board has determined it is in the best interests of the Company and its stockholders that Mr. Harris serve on the Audit Committee due to Mr. Harris' financial expertise and the Board's conclusion that the payments made to Seneca Financial for its services as financial advisor to the Equity Committee would not interfere with Mr. Harris' exercise of independent judgment in carrying out his responsibilities as an Audit Committee member.

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

        In evaluating stockholder nominations, like all nominations, the Corporate Governance and Nominating Committee will consider a variety of criteria, including judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate's experience with the experience of other members of the Board of Directors, the absence of potential conflicts with us, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors. Any stockholder nominations proposed for consideration by the Corporate Governance and Nominating Committee should be made in accordance with the advance notice of nominees provisions of our bylaws. The bylaws require, among other things, that a stockholder's notice of nomination must be delivered to our secretary at least ninety days prior to a meeting to elect directors. However, in the event that less than one hundred days notice of the date of the meeting is given to stockholders, notice of a nomination by the stockholder must be received by our secretary by the close of business ten days following the earlier of the date on which the meeting notice is mailed or the date on which we publicly disclose the meeting date. To be in proper form, a stockholder's notice to the secretary must (i) include the name and address of the stockholder and the name and address of the person to be nominated, (ii) a representation that the stockholder is a holder of record of our new common stock entitled to vote at such meeting and that he or she intends to appear in person or by proxy at the meeting to nominate the person specified in the notice, (iii) a description of any arrangements between the stockholder and the nominee pursuant to which the nomination is to be made by the stockholder, (iv) such other information regarding the nominee as would be required to be included in a proxy statement had the nominee been nominated by the Board of Directors, and (v) the consent of the nominee to serve as a director if elected. Following verification of the stockholder status of persons recommending candidates to the Corporate Governance and Nominating Committee, recommendations will be aggregated and considered by the Corporate Governance and Nominating Committee. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Corporate Governance and Nominating Committee.

        The Corporate Governance and Nominating Committee is composed of Messrs. Cohn, Hirschfield and Israel. The Board of Directors has determined that all of these individuals are "independent" within the meaning of the NASD Marketplace Rules.

        The following table sets forth certain information regarding our executive officers as of November 30, 2004:

Name	Age	Principal Position(s)
John Mutch	48	President, Chief Executive Officer, Director
Kenneth Saunders	43	Executive Vice President, Chief Financial Officer
Kevin Courtois	45	Senior Vice President, General Counsel and Secretary
Alan Kerr	48	Senior Vice President, EMEA & APAC Field Operations
Beth Martinko	51	Senior Vice President, Worldwide Customer Support
Mary Lou O'Keefe	57	Senior Vice President, Human Resources
Craig Ryall	47	Senior Vice President, Americas Field Operations
Deborah Traub	32	Senior Vice President, Product Delivery
James Zierick	48	Senior Vice President, Strategy, Marketing and Corporate Development
Russell Mann	36	Senior Vice President, Strategic Initiatives
Russell Clark	36	Vice President, Finance, Corporate Controller and Chief Accounting Officer

        John Mutch.    For information regarding Mr. Mutch, please refer to the information regarding our directors, above.

        Kenneth Saunders has served as our executive vice president with responsibilities for managing the company's financial operations and infrastructure since August 2004. He was appointed our chief financial officer on November 1, 2004 and continues to serve as an executive vice president. Mr.Saunders served, until recently, as chief financial officer of Fair Isaac Corporation, an analytic software solutions provider he joined in August 2002 when Fair Isaac acquired HNC Software, Inc. Mr. Saunders was with HNC Software, an analytics software provider, from August 1996 when it acquired Risk Data Corporation, a decision software company, through August 2002. Mr. Saunders held a variety of senior management titles while with HNC from August 1996 to December 1999, when he became chief financial officer. Mr. Saunders served as vice president of finance and chief financial officer of Risk Data Corporation from January 1992 to August 1996. Mr. Saunders holds a B.S. in Accounting from Widener University.

        Kevin Courtois has served as our general counsel since October 2003 and prior to that as our assistant general counsel since he joined us in September 2001. From May 1998 to September 2001, Mr. Courtois was general counsel of NxTrend Technology, Inc. and, from April 2000 to June 2001, was also general counsel of NxTrend's BuildNet, Inc. affiliate. From April 1994 to May 1998, Mr. Courtois served in the legal department of IBM, most recently as IBM Senior Attorney. From August 1990 to April 1994, Mr. Courtois was in private practice with Jackson & Walker, LLP. From August 1981 to August 1987 he held a variety of software development and other technical positions with Texas Instruments, Inc. Mr. Courtois holds a B.A. from the University of Notre Dame, an M.S. from the Southern Methodist University School of Engineering and Applied Science, and a J.D. from the Southern Methodist University School of Law.

        Alan Kerr has served as our senior vice president and general manager of Europe, Middle East, Africa (EMEA) and Asia, Pacific Rim (APAC) operations since April 2003. From January 2002 to March 2003, Mr. Kerr served as our vice president and general manager of EMEA. From January 1997 to December 2000, Mr. Kerr was with Informix Software, a database software company, where he held several management positions, most recently as senior vice president, international operations. From January 2001 to July 2001, Mr. Kerr was senior vice president, worldwide sales at Ascential Corporation, a data integration company. Additionally, Mr. Kerr has held leadership roles with Software AG, a database and process integration company, Data General, a computer manufacturer, and Philips Data Systems, a computer company. Mr. Kerr studied Civil Engineering at Strathclyde University, Glasgow, Scotland.

        Beth Martinko has served as our senior vice president, worldwide customer support since September 2002. From 1993 to 2002, Ms. Martinko served in various leadership positions at Q+E Software, a data connectivity company, Intersolv, which acquired Q+E Software in April 1994, and Merant, PLC which was formed by the merger of Intersolv and Microfocus in September 1998. Her positions included vice president of human resources, vice president of customer support and vice president of customer education. Ms. Martinko has a bachelor's degree in Mathematics from Wilmington College.

        Mary Louise O'Keefe has served as our vice president, human resources since April 1999 and has served as our senior vice president, human resources since May 2001. Prior to joining us, Ms. O'Keefe was a consultant. From 1991 to 1998, Ms. O'Keefe created and managed the Human Resources Operations Center, which provided complete human resource support for 32,000 aerospace employees for AlliedSignal Aerospace. Ms. O'Keefe also held numerous other corporate and regional human resource leadership roles at AlliedSignal and Bendix Corporation. Ms. O'Keefe holds a B.S. in Management and an M.B.A. in Industrial Relations from Wayne State University.

        Craig Ryall has served as our senior vice president, Americas field operations since April 2003 and has primary responsibility for sales and alliances activities in North America and Latin America. From January 2002 to April 2003, Mr. Ryall served as our senior vice president worldwide alliances and services. Mr. Ryall served as our Vice President, IBM Alliance from April 2001 to January 2002 and as our vice president, merger integration from April 2000 to April 2001. Prior to that, Mr. Ryall served as the area vice president, western area from January 1998 to March 2000 and as one of our regional managers from September 1997 to January 1998. Mr. Ryall holds a B.S. and an M.B.A. in Information Systems from San Diego State University.

        Deborah Traub has served as our senior vice president, product development & delivery since July 2002. Since June 1998, Ms. Traub has served in variety of roles with us, including vice president, development, area vice president, development, director of development and senior technical consultant. From May 1988 to June 1998, Ms. Traub served as mission operations manager for the Space Very Long Baseline Interferometry Project at the NASA/Jet Propulsion Laboratory. Ms. Traub holds a B.A. from Cal State Northridge and an M.S. in Computer Science from Azusa Pacific University.

        James Zierick has served as our senior vice president of strategy and corporate development since January 2004. From 1989 to 2003, Mr. Zierick was an engagement manager and principal at McKinsey & Company, specializing in marketing, new business development and strategy development at the multinational strategic management consulting firm. From 1982 to 1989, Mr. Zierick served as vice president of Zierick Manufacturing. Mr. Zierick holds an A.B. in Engineering from Dartmouth College and an M.B.A. in Business from Dartmouth's Amos Tuck School of Business Administration.

        Russell Mann has served as our senior vice president, strategic initiatives since August 2004. From May 2003 to August 2004, Mr. Mann was the vice president of my FICO Consumer Services for Fair Isaac Corp, an analytic software solutions provider. He previously worked for HNC Software as vice president, growth initiatives from January 2002 to September 2002, until its acquisition by Fair Isaac, and was a consultant to several companies until he rejoined Fair Isaac. Prior to HNC Software, Mr. Mann served from December 1998 until January 2002 in a variety of management roles for Homestore Inc, most recently as the vice president and general manager, software group. From May 1997 until December 1998, he was the director of solutions marketing for ONYX Software. Mr. Mann previously was affiliated with Deloitte Consulting/Braxton Associates from May 1990 until September 1995, in senior engagement manager and independent contractor roles. Mr. Mann holds a B.A. in Asian Studies from Cornell University and an M.B.A. from Harvard Business School.

        Russell Clark has served as our vice president, finance, corporate controller and chief accounting officer since August 2004. From August 2002 to August 2004, Mr. Clark was the vice president, finance, corporate controller, assistant secretary and principal accounting officer for Fair Isaac Corporation. From January 2000 to August 2002, he held various positions at HNC Software Inc., including senior vice president, corporate finance, assistant secretary and principal accounting officer. From August 1990 to January 2000, he held various positions at PricewaterhouseCoopers LLP, including senior manager, audit and business advisory services, in that firm's technology industry group. Mr. Clark is a certified public accountant and holds a B.B.A. in accounting from The University of Iowa.

        The following table sets forth certain information regarding our other key personnel as of November 30, 2004:

Name	Age	Principal Position(s)
John Skousen	47	Corporate Compliance Officer
Julie Bahadori	36	Director of Internal Audit

        John Skousen has served as our corporate compliance officer since September 2003. Mr. Skousen reports directly to the Corporate Governance and Nominating Committee of our Board of Directors. From 2002 to 2003, Mr. Skousen was our acting vice president of finance and controller. From 2000 to 2002, Mr. Skousen served as our director of mergers and acquisitions. Mr. Skousen served as an independent consultant from 1997 through 2000, focusing on international and emerging businesses. From 1987 to 1997, Mr. Skousen held several executive-level finance and operation positions at Price Costco, a membership warehouse club. Prior to his positions at Price Costco, Mr. Skousen was a financial analysis manager at Fujitsu Systems and a certified public accountant at PricewaterhouseCoopers LLP (formerly Price Waterhouse). Mr. Skousen holds a B.S. in Accounting from Brigham Young University and an M.B.A. from San Diego State University.

        Julie Bahadori has served as director of internal audit since August 2004, reporting directly to the Audit Committee of our Board of Directors. From June 2003 to July 2004, Ms. Bahadori was the

director of internal audit at Fair Isaac Corp, where she created an internal audit department, and led the Sarbanes-Oxley project. From August 2000 to June 2003, Ms. Bahadori served in the internal audit function of Applied Materials, Inc. From August 1998 through early 2000, she served in the internal audit function at Hitachi Data Systems. Prior to her position at Hitachi, Ms. Bahadori served as a consultant and senior consultant for Arthur Andersen in the Financial Audit and Internal Audit capacities. Ms. Bahadori holds a B.A. in Accounting from the University of Houston and is a Certified Internal Auditor (CIA).

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

        Robert Horwitz joined our Board of Directors in August 2003 and served as an interim director and as a member of the Executive Committee and the Compensation Committee of our Board until October 2003. Mr. Horwitz is the managing member of RH Capital Associates, LLC, where he has been the sole principal since its inception in 1983. Based in Saddle River, NJ, RH Capital is an investment management firm that has invested in numerous software companies during the past 20 years. From 1980 to 1983, Mr. Horwitz managed the high-yield bond department at Donaldson, Lufkin and Jenrette. He has been on the boards of numerous public and private companies. He received a B.A. from the University of Michigan and an M.B.A. from Harvard Business School.

        Ben Taylor joined our Board of Directors in August 2003 and served as an interim director and as a member of the Corporate Governance and Nominating Committee of our Board until October 2003. Mr. Taylor is a managing director of Weiss, Peck & Greer (WPG) Investments, a division of Robeco USA, LLC. He joined WPG in 1997 to start the WPG Software Fund, L.P. He serves as the portfolio manager of the WPG Software Fund, L.P. and the WPG Select Technology Fund, L.P. Mr. Taylor holds a B.S. and an M.S. from the Massachusetts Institute of Technology.

        Messrs. Goldsmith, Horwitz and Taylor were replaced by Andrew Brown, Victor Cohn and Alan Hirschfield in October 2003. For information regarding Messrs. Brown, Cohn and Hirschfield, please refer to the information regarding these directors, above.

  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and any persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of reports and amendments thereto furnished to us pursuant to Rule 16a-3(e) during or with respect to fiscal 2004, we believe, except as described below, that all executive officers, directors and holders of greater than 10% of Peregrine stock complied with all applicable Section 16(a) filing requirements: One late Form 3 was filed by each of Messrs. Courtois, Goldsmith, Harris, Horwitz, Israel, Jenkins, Kerr, Ryall, Schmidt, Sugishita and Taylor and Ms. Martinko. One late Form 4 was filed by each of Messrs. Courtois, Israel, Jenkins, Kerr, Mutch, Ryall, Schmidt and Sugishita, and Ms. Nicole Eagan, Ms. Martinko, Ms. O'Keefe, and Ms. Traub. Mr. Zierick filed two late Form 4's. All of the late Form 4 filings were to report the granting of stock options.

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

ITEM 11. EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

        The following table provides, for the three fiscal years ended March 31, 2004, certain summary information concerning compensation paid or accrued by us to, or on behalf of, the two individuals who served as our chief executive officers during fiscal 2004 and our four other most highly compensated executive officers as of March 31, 2004 (the "named executive officers"):

		Annual Compensation					Long-Term Compensation Awards
Name And Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation(1)		Restricted Stock Awards(2)(3)		Securities Underlying Options (#)(4)		All Other Compensation
Current Named Executive Officers
John Mutch(5) President and Chief Executive Officer	2004 2003 2002	$251,538 — —	$548,472 — —	(6)	— —		(8 — —)		350,000 — —		$714 — —	(7)(8)
Craig Ryall Senior Vice President, Americas Field Operations	2004 2003 2002	$225,000 225,625 203,125	$322,809 210,697 317,322	(9) (9) (9)	— —		— —		55,000 2,113 —	(11) (11)	$1,830 1,543 3,299	(10)
Alan Kerr(12) Senior Vice President, EMEA & APAC Field Operations	2004 2003 2002	$353,372 303,996 71,593	$453,355 333,478 117,453	(13) (13) (13)	— —		— —		70,000 4,225 —	(15) (15)	$33,043 — —	(14)
Ken Sexton Chief Financial Officer	2004 2003	$275,000 229,167	$1,634,266 62,500	(16) (16)	$187,976 73,794	(17) (17)	$28,000	(18)	25,352	(20)	$1,116 738	(19)
Martinko, Beth Senior Vice President, Worldwide Customer Support	2004 2003	$230,000 134,167	$197,916 63,001	(21) (21)	$42,215 37,979	(22) (22)			60,000		$1,949 530	(23)
Former Named Executive Officers
Gary Greenfield(24) Former President and Chief Executive Officer	2004 2003 2002	$352,883 416,667 —	$2,680,479 125,000 —	(25) (25)	$55,353 31,716	(26) (26)	$448,000 —	(27)	25,352	(29)	$750,660 784 —	(28)
Andrew Cahill(30) Former Executive Vice President, World Wide Field Operations	2004 2003 2002	$249,271 330,000 297,916	$222,000 302,150 73,470	(31) (31) (31)	— —		— —		75,000 — —	(33)	$644,143 990 990	(32)
Frederic Luddy(34) Former Executive Vice President and Chief Technology Officer	2004 2003 2002	$239,613 356,250 274,994	$281,000 540,500 322,673	(35) (35) (35)	— —		— —		4,225 —	(37) (37)	$512 990 3,560	(36)

(1)
Any perquisites or other personal benefits earned in a given year by a named executive officer that in the aggregate did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus of that named executive officer may not be disclosed in this table.

(2)
Information on restricted old common stock awards is provided as of March 31, 2004 and reflects the recapitalization of our capital stock pursuant to our plan of reorganization. On August 7, 2003, pursuant to our plan of reorganization, holders of restricted old common stock became entitled to receive one share of new common stock for every 48.7548 shares of restricted old common stock held as of that date.

(3)
Represents the value of the restricted stock on the date of grant based on the number of shares granted multiplied by the closing price of the common stock on the effective date of grant. In fiscal 2004, the named executive officers were awarded the following number of restricted shares: Mr. Sexton, 2,051, and Mr. Greenfield, 32,817. Restricted shares carry the same dividend and voting rights as unrestricted shares. When Mr. Greenfield's employment as our chief executive officer ended in August 2003, all of his shares of restricted old common stock vested immediately and were converted into 32,817 shares of new common stock. When Mr. Sexton's employment ended on October 31, 2004, all of his restricted stock vested on that date.

(4)
Information in the table is provided as of March 31, 2004 and reflects the recapitalization of our capital stock pursuant to our plan of reorganization. Under the plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options under the 1994 stock option plan were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock was issued for every 35.5 shares of old common stock that were converted under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. Under the 2003 equity incentive plan, we are authorized to issue a total of 2,650,000 shares of new common stock, which includes the shares of new common stock issuable pursuant to the options that survived the reorganization.

(5)
Mr. Mutch became a member of the Board of Directors in March 2003 and was appointed president and chief executive officer in August 2003.

(6)
Bonus compensation for fiscal 2004 consisted of (i) $34,699 earned and paid in fiscal 2004, (ii) $213,773 under our Management Incentive Compensation Plan earned in fiscal 2004 but payable in fiscal 2005 and a $300,000 one-time bonus earned in fiscal 2004 but paid in fiscal 2005.

(7)
Other compensation for fiscal 2004 consisted of $619 excess life insurance and $96 short-term disability insurance.

(8)
Subsequent to the March 31, 2004 fiscal year end, Mr. Mutch was awarded 40,000 shares of restricted new common stock under the terms of the 2003 equity incentive plan. All of these shares were vested on the date of grant on May 25, 2004. Also, Mr. Mutch was granted in August 2004 performance stock units which will be issued in the event of a change in control. The target number of performance stock units that Mr. Mutch will be entitled to receive will be based upon the value attributed to the Company in connection with the change in corporate control. The actual number of performance stock units that will be issued to Mr. Mutch will be based upon the achievement by Mr. Mutch of specified performance goals. Based on the fully diluted number of shares of common stock outstanding as of October 31, 2004, the value of the target number of performance stock units ranges from approximately $274,510 to $3,383,959. To the extent the fully diluted number of shares of common stock outstanding increases, the value of the performance stock units will increase.

(9)
Bonus compensation for fiscal 2004 consisted of (i) $90,000 key employee retention bonus earned and paid in fiscal 2004, (ii) $67,500 bonus compensation earned and paid in fiscal 2004, and (iii) $175,309 bonus compensation earned in fiscal 2004 but payable in fiscal 2005. Bonus compensation for fiscal 2003 consisted of (i) $101,368 of commission income earned and paid in fiscal 2003, (ii) $35,329 of commission income earned in fiscal 2003, but payable in fiscal 2004 and (iii) $74,000 of bonus compensation earned and paid in fiscal 2003. Bonus compensation for fiscal 2002 consisted of (i) $68,877 of commission income earned and paid in fiscal 2002, (ii) $164,872 of bonus compensation earned and paid in fiscal 2002 and (iii) $83,573 of bonus compensation earned in fiscal 2002 but paid in fiscal 2003.

(10)
Other compensation for fiscal 2004 includes $844 in matching contributions under our 401(k) plan and $986 in excess life insurance and short-term disability insurance.

(11)
Mr. Ryall was granted an option to purchase 75,000 shares of old common stock in fiscal 2003, which converted into an option to purchase 2,113 shares of new common stock pursuant to the plan of reorganization. In addition, pursuant to the plan of reorganization, his option to purchase 145,111 shares of old common stock granted in fiscal 2002 were forfeited and cancelled as of June 13, 2003.

(12)
Mr. Kerr lives in England and is paid in British pounds. The amounts shown in this table for Mr. Kerr for fiscal year 2004 are based on the conversion rate from pounds Sterling to U.S. dollars as of November 30, 2004, which was US$1.8357 per £1. For fiscal year 2003, the conversion rate is $1.5792 per £1.

(13)
Bonus compensation for fiscal 2004 consisted of (i) $141,349 key employee retention bonus earned and paid in fiscal 2004, (ii) $86,737 bonus compensation earned and paid in fiscal 2004, and (iii) $225,269 bonus compensation earned in fiscal 2004 and paid in fiscal 2005. Bonus compensation for fiscal 2003 consisted of (i) $256,472 of commission income earned and paid in fiscal 2003 and (ii) $77,006 of commission income earned in fiscal 2003, but payable in fiscal 2004. Bonus compensation for fiscal 2002 consisted of (i) a $55,272 signing bonus earned and paid in fiscal 2002 and (ii) $62,181 of commission income earned in fiscal 2002, but paid in fiscal 2003.

(14)
Other compensation for fiscal 2004 includes a $33,043 car allowance.

(15)
Mr. Kerr was granted an option to purchase 150,000 shares of old common stock in fiscal 2003, which converted into an option to purchase 4,225 shares of new common stock pursuant to the plan of reorganization. In addition, pursuant to the plan of reorganization, his option to purchase 230,000 shares of old common stock granted in fiscal 2002 were forfeited and cancelled as of June 13, 2003.

(16)
Bonus compensation for fiscal 2004 consisted of (i) $1,187,500 performance bonus, (ii)$150,000 emergence bonus earned and paid in fiscal 2004 and $296,766 earned in fiscal 2004, but payable in fiscal 2005. Bonus compensation for fiscal 2003 consisted of $62,500 performance bonus earned and paid in fiscal 2003.

(17)
Other annual compensation for fiscal 2004 consisted of reimbursement for travel and related commuting expenses in the amount of $187,976, which includes a total of $64,962 of reimbursements paid as a tax gross up for such expenses. For fiscal 2003 other annual compensation consisted of reimbursement for travel and related commuting expenses in the amount of $73,794.

(18)
Mr. Sexton was awarded 100,000 restricted shares of old common stock in July 2002. Because of our recapitalization, these restricted shares of old common stock were converted into 2,051 restricted shares of new common stock effective August 7, 2003.

(19)
Other compensation for fiscal 2004 includes $1,116 in excess life insurance and short-term disability insurance in fiscal year 2004 and $738 in excess life insurance and $300 in fiscal year 2003.

(20)
Mr. Sexton was granted an option to purchase 900,000 shares of old common stock in fiscal year 2003, which converted into an option to purchase 25,352 shares of new common stock pursuant to the plan of reorganization.

(21)
Bonus compensation for fiscal 2004 consisted of (i) $92,000 payment under our key employee retention program earned and paid in fiscal year 2004 and (ii) $30,000 bonus compensation earned and paid in fiscal year 2004, and (iii) $75,916 bonus compensation earned in fiscal year 2004 but paid in fiscal year 2005. Bonus compensation for fiscal 2003 consisted of $63,001 bonus compensation earned in fiscal year 2003, but paid in fiscal year 2004.

(22)
Other annual compensation for fiscal 2004 consisted of reimbursement for travel and related commuting expenses in the amount of $42,215, which includes a total of $4,989 of reimbursements paid as a tax gross up for such expenses. For fiscal 2003 other annual compensation consisted of reimbursement for travel and related commuting expenses in the amount of $37,979.

(23)
Other compensation for fiscal 2004 consisted of (i) $719 401(k) company match, (ii) $1,230 excess life insurance and short-term disability insurance.

(24)
Mr. Greenfield served as our president and chief executive officer from June 2002 until August 2003. From August 2003 until November 2003, Mr. Greenfield was engaged by us as a consultant.

(25)
Bonus compensation for fiscal 2004 consisted of $2,375,000 performance bonus and $300,000 emergence bonus earned and paid in fiscal 2004, and (ii) $5,479 bonus compensation earned and paid in fiscal 2004. Bonus compensation for fiscal 2003 consisted of $125,000 of performance bonus compensation earned and paid in fiscal 2003.

(26)
Other annual compensation for fiscal 2004 consisted of $5,777 in reimbursements for COBRA expenses through April 4, 2004 and reimbursement for travel and related commuting expenses in the amount of $49,576. For fiscal 2003 other annual compensation consisted of reimbursement for travel and related commuting expenses in the amount of $31,716.

(27)
Mr. Greenfield was awarded 1,600,000 restricted shares of old common stock in August 2002. Because of our recapitalization, these restricted shares of old common stock were converted into 32,817 restricted shares of new common stock effective August 7, 2003. When Mr. Greenfield's employment ended in August 2003, all restrictions on these shares were removed. On August 28, 2004, the Company entered a settlement agreement with Mr. Greenfield as a result of a dispute with respect to the converted amount of restricted shares. The settlement agreement resulted in transferring Mr. Greenfield an additional 5,000 shares of new common stock, which, combined with the 32,817 shares received previously, resulted in a total distribution of new common stock to Mr. Greenfield of 37,817 shares.

(28)
Other compensation for fiscal 2004 consisted of (i) $750,000 severance payment and (ii) $660 excess life insurance.

(29)
Mr. Greenfield was granted an option to purchase 900,000 shares of old common stock in fiscal year 2003, which converted into an option to purchase 25,352 shares of new common stock pursuant to the plan of reorganization.

(30)
Mr. Cahill served as an executive officer from May 2000 until November 2003.

(31)
Bonus compensation for fiscal 2004 consisted of (i) $132,000 under our key employee retention program earned and paid in fiscal 2004 and (ii) $90,000 bonus compensation earned and paid in fiscal 2004. Bonus compensation for fiscal 2003 consisted of (i) $125,000 of bonus compensation earned and paid in fiscal 2003 and (ii) $177,150 earned in fiscal 2003, but payable in fiscal 2004. Bonus compensation for fiscal 2002 consisted of (i) $51,000 of bonus compensation earned and paid in fiscal 2002 and (ii) $22,470 earned in fiscal 2002, but paid in fiscal 2003.

(32)
Other compensation for fiscal 2004 included $300,000 lump sum severance (ii) $233,483 grossed up value of country club membership transferred to Mr. Cahill upon termination, (iii) $110,000 severance, and (iv) $660 excess life insurance.

(33)
Mr. Cahill was granted an option to purchase 291,736 shares of old common stock in fiscal year 2002, which pursuant to the plan of reorganization were forfeited and cancelled as of June 13, 2003.

(34)
Mr. Luddy served as our executive vice president and chief technology officer from January 1998 until October 2003.

(35)
Bonus compensation for fiscal 2004 consisted of (i) $140,000 bonus under our key employee retention program earned and paid in fiscal 2004, (ii) $141,000 bonus earned and paid in fiscal 2004. Bonus compensation for fiscal 2003 consisted of (i) $235,000 of bonus compensation earned and paid in fiscal 2003 and (ii) $305,500 of bonus compensation earned in fiscal 2003, but payable in fiscal 2004. Bonus compensation for fiscal 2002 consisted of (i) $198,190 of product authorship commission income earned and paid in fiscal 2002, (ii) $48,233 of product authorship commission income earned in fiscal 2002, but paid in fiscal 2003, (iii) $41,250 of bonus compensation earned and paid in fiscal 2002 and (iv) $35,000 of bonus compensation earned in fiscal 2002, but paid in fiscal 2003.

(36)
Other compensation for fiscal 2004 consisted of $512 of excess life insurance and short-term disability insurance.

(37)
Mr. Luddy was granted an option to purchase 150,000 shares of old common stock in fiscal year 2003, which converted into an option to purchase 4,225 shares of new common stock pursuant to the plan of reorganization. In addition, pursuant to the plan of reorganization, his option to purchase 245,222 shares of old common stock granted in fiscal 2002 was forfeited and cancelled as of June 13, 2003.

  OPTION GRANTS IN FISCAL 2004

        The following table sets forth certain information regarding options to purchase shares of our new common stock granted in fiscal 2004 to our named executive officers. SEC rules require us to show hypothetical gains that the named executive officers would have for these options at the end of their 10-year terms. We calculated the gains assuming annual compound price appreciation of 5% and 10% from the date the option was originally granted pursuant to the recapitalization to the end of the 10-year term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. These rates do not represent estimates or projections of future stock prices. Information in the following table is provided as of March 31, 2004 and reflects our recapitalization pursuant to our plan of reorganization. Under our plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan on or after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. Under the 2003 equity incentive plan, we are authorized to issue a total of 2,650,000 shares of new common stock, which includes the shares of new common stock issuable pursuant to the options that survived the reorganization.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
		Percent of Total Options Granted to Employees in Fiscal Year 2004(1)
	Number of Shares Underlying Options Granted
Name			Exercise Price ($/share)	Expiration Date
					5% ($)	10% ($)
Current Named Executive Officers:
John Mutch	350,000	17.9%	$17.00	08/18/2013	1,282,262	2,761,395
Craig Ryall	55,000	2.8%	$17.63	10/05/2013	609,635	1,544,934
Alan Kerr	70,000	3.6%	$17.63	10/05/2013	775,898	1,966,279
Ken Sexton	—	—	—	—	—	—
Beth Martinko	60,000	3.1%	$17.63	10/05/2013	665,056	1,685,382
Former Named Executive Officers:
Gary Greenfield	—	—	—	—	—	—
Andrew Cahill	75,000	3.8%	$17.63	10/05/2013	831,320	2,106,728
Frederic Luddy	—	—	—	—	—	—

(1)
Based on a total of 1,951,625 options granted in fiscal 2004.

(2)
Options generally vest and become exercisable with respect to 25% of the underlying shares on the first anniversary of the vesting base date and then with respect to 2.083% of the underlying shares each and every month thereafter and have a ten year term, except that options covering 350,000 shares of new common stock granted to Mr. Mutch vest in 48 equal installments and all of the unvested portions of Mr. Mutch's options vest on an accelerated basis if a change in corporate control occurs.

  AGGREGATE OPTION EXERCISES IN FISCAL 2004 AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information regarding the exercise of options for new common stock during the 2004 fiscal year and the value of options for new common stock held by our named executive officers as of March 31, 2004. The information in the following table reflects our recapitalization pursuant to the plan of reorganization. Under the plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 stock option plan after July 8, 2002 survived the bankruptcy proceedings and were converted into options to purchase new common stock under the 2003 equity incentive plan, an amended and restated version of our 1994 stock option plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 equity incentive plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 stock option plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5. Under the 2003 equity incentive plan, we are authorized to issue a total of 2,650,000 shares of new common stock, which includes the shares of new common stock issuable pursuant to the options that survived the reorganization.

			Number of Shares Underlying Unexercised Options at Fiscal Year End(1)
					Value of Unexercised in-the-money Options at Fiscal Year End(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Current Named Executive Officers:
John Mutch			51,041	298,959	$260,309	$1,524,691
Craig Ryall	—	—	792	56,321	$5,132	$254,685
Alan Kerr	—	—	1,584	72,641	$10,264	$330,364
Ken Sexton			25,352	—	$308,280	$—
Beth Martinko			—	60,000	$—	$268,500
Former Named Executive Officers:
Gary Greenfield(3)	—	—	25,352	—	$308,280	$—
Andrew Cahill	—	—	—	—	$—	$—
Frederic Luddy	—	—	—	—	$—	$—

(1)
These amounts do not include options with respect to the following number of shares which were cancelled on June 13, 2003: (a) Craig Ryall, 273,062; (b) Alan Kerr, 230,000; (c) Andrew Cahill, 601,516; (d) Frederic Luddy, 706,948.

(2)
Valuation based on the closing price of $22.10 on March 31, 2004 (the last trading day of the fiscal year) less the respective exercise prices of the options.

(3)
Subsequent to March 31, 2004 options to purchase all of the 25,352 shares of new common stock that were exercisable were exercised and then the 25,352 shares of new common stock issued upon exercise were sold. The value realized by Mr. Greenfield on the sale of the 25,352 shares of new common stock was $212,314. The value realized is based on the actual sales price less the exercise price of the options.

  DIRECTOR COMPENSATION

        We adopted a new director compensation plan on September 30, 2003, which was retroactive to August 8, 2003. Under our plan, each non-employee director received a retainer of $25,000 for fiscal 2004 and $35,000 for fiscal 2005 for service on our Board of Directors. This annual retainer and the retainers for the chairman of the Board of Directors and the chairmen of the committees discussed below are paid in equal quarterly installments over the fiscal year. In addition, each non-employee director receives $2,000 for each in-person board meeting attended in person, $750 for each in-person board meeting participated in telephonically and $500 for each telephonic board meeting participated in, except for the first telephonic meeting attended during a fiscal quarter, for which no fee is paid.

        In addition to the regular board retainer and meeting fees, the chairman of the Board of Directors and members of certain board committees receive additional compensation. The non-employee chairman of our Board of Directors receives an additional retainer of $15,000, plus an additional $1,000 for each board meeting attended in person, and an additional $250 for each meeting attended telephonically, except for the first telephonic meeting attended during a fiscal quarter for which no fee is paid. Each non-employee member of our Audit Committee receives $2,000 for each meeting of the committee not held contiguously with a board meeting attended in person and $500 for each meeting participated in telephonically. The non-employee chairman of our Audit Committee receives an additional retainer of $40,000, plus an additional $500 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and an additional $500 for each meeting participated in telephonically. Each non-employee member of our Corporate Governance Nominating Committee and Compensation Committee receives $1,500 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and $500 for each meeting participated in telephonically. The non-employee chairman of our Corporate Governance and Nominating Committee and the non-employee chairman of our Compensation Committee each receive an additional retainer of $8,000, plus an additional $500 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and no additional compensation for each meeting participated in telephonically. Non-employee directors are also reimbursed for their reasonable expenses associated with attending meetings of the Board of Directors.

        In addition to the cash compensation described above, each non-employee director was granted during fiscal 2004 a stock option to purchase 25,000 shares of new common stock pursuant to our 2003 equity incentive plan. All options were granted at the fair market value of our new common stock on the date of the grant and become exercisable in equal installments over four years, with the first installment vesting after one year. The options expire 10 years after the grant date and remain exercisable for a period of one year after cessation of service as a director. Upon a change of control, as defined in the plan, the shares of new common stock underlying the option grants become fully exercisable..

        Under Peregrines' Restated Certificate of Incorporation and Bylaws, the directors and officers are entitled to indemnification from Peregrine to the fullest extent permitted by Delaware corporate law. We have entered into indemnification agreements with each of our non-employee directors and our executive officers. The indemnification agreements contain provisions that may require us among other things, to indemnify the directors and officers against liabilities that may arise by reason of their status as directors and officers.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS FOR CERTAIN OF OUR CURRENT EXECUTIVE OFFICERS

  Employment Agreement with Alan Kerr

        We entered into an employment agreement with Mr. Kerr on December 24, 2001. Pursuant to the agreement, Mr. Kerr is treated as an at-will employee. The agreement provides for, among other things, Mr. Kerr's employment as vice president and general manager, Europe, Middle East and Africa at an initial annual base salary of £192,500. Additionally, Mr. Kerr was paid a signing bonus of £35,000. Mr. Kerr is also eligible to receive incentive compensation. As of the date of Mr. Kerr's employment agreement, his incentive target was £157,500 based on revenue targets that, if met, would result in "on target earnings" of £350,000. Mr. Kerr is entitled to a car allowance of £1,500 per month and a mobile phone allowance of £50 per month. Mr. Kerr is eligible to be reimbursed for all other reasonable, out-of-pocket business expenses incurred in the performance of his duties on our behalf. Additionally, upon the commencement of his employment, Mr. Kerr was granted a stock option to purchase 200,000 shares of our old common stock, which was subsequently cancelled in connection with our recapitalization. Mr. Kerr was also entitled to an option to purchase 50,000 shares of old common stock after six months of employment with us, which was subsequently forfeited in connection with our recapitalization. In August 2003, Mr. Kerr received a retention bonus of £77,000 upon our emergence from bankruptcy proceedings.

        Pursuant to his employment agreement, we reserve the right to terminate Mr. Kerr without notice and without pay in lieu of notice, if we have reasonable grounds to believe he is guilty of gross misconduct or gross negligence. Additionally, we have the right to terminate Mr. Kerr's employment without cause provided that we give twelve months' written notice or provide compensation to him in lieu of notice equal to twelve months' base salary plus the amount of Mr. Kerr's incentive target bonus. Mr. Kerr may voluntarily terminate his employment upon twelve months' prior written notice.

        The employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for six months after Mr. Kerr's employment with us ceases.

  Employment Agreement with Craig Ryall

        We entered into an executive employment agreement with Mr. Ryall on July 1, 2002. Pursuant to the agreement, Mr. Ryall is treated as an at-will employee. The agreement provides for, among other things, Mr. Ryall's original employment as senior vice president, alliances at an initial annual base salary of $225,000. Mr. Ryall is also eligible to receive incentive compensation, the terms, amount and payment of which will be determined by us at our sole discretion. Mr. Ryall is eligible for all customary fringe benefits available to our executives.

        If we terminate Mr. Ryall's employment for cause, he is entitled to receive only his base salary then in effect prorated to the date of termination. All of our other obligations to Mr. Ryall pursuant to his employment agreement will be automatically terminated. In the event that Mr. Ryall's employment is terminated by us without cause, he will receive his base salary then in effect, prorated to the date of termination, and a severance payment equivalent to one year of his base salary in effect on the date of termination, provided that he meets certain conditions set out in his employment agreement. Mr. Ryall may voluntarily terminate his employment upon sixty days' prior written notice. If Mr. Ryall voluntarily terminates his employment, he will be entitled to receive his base salary and employee benefits for the sixty-day notice period. At the conclusion of the sixty-day period, all of our other obligations pursuant to his employment agreement will be automatically terminated.

        The employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Ryall's employment with us ceases.

  Employment Agreement with John Mutch

        We entered into an employment agreement with Mr. Mutch on August 18, 2003. The agreement provided, among other things, for Mr. Mutch's employment as president and chief executive officer.

        Effective August 18, 2003, the compensation committee of our Board of Directors approved an option grant to Mr. Mutch for 350,000 shares of our new common stock pursuant to the 2003 equity incentive plan. The right to exercise the options vests in forty-eight equal monthly installments. All options will vest in full on an accelerated schedule if a change in corporate control occurs.

        On May 25, 2004, the compensation committee approved granting to Mr. Mutch 40,000 restricted shares of our new common stock. The restricted shares vested immediately upon issuance. The restricted shares may not be sold prior to May 25, 2005 other than in connection with a sale of the Company or upon Mr. Mutch's termination under certain circumstances. The compensation committee also approved a grant to Mr. Mutch of performance stock units, which will be issued in the event of a change in corporate control. The target number of performance stock units that Mr. Mutch will be entitled to receive will be based upon the value attributed to the Company in connection with the change in corporate control. The actual number of performance stock units that will be issued to Mr. Mutch will be based upon the achievement by Mr. Mutch of specified performance goals. Based on the fully diluted number of shares of common stock outstanding as of October 31, 2004, the value of the target number of performance stock units ranges from approximately $274,510 to $3,383,959. To the extent the fully diluted number of shares of common stock outstanding increases, the value of the performance stock units will increase.

        On August 20, 2004, we entered into an amended and restated employment agreement with Mr. Mutch. The amended employment agreement provides for Mr. Mutch's continued employment as president and chief executive officer. Pursuant to his amended employment agreement, from and after August 1, 2004, Mr. Mutch is entitled to an annual base salary of $450,000. On May 25, 2004 the Board of Directors authorized a bonus of $300,000 and $270,000 was paid on June 15, 2004 and the remaining $30,000 was paid on November 30, 2004 in recognition of his achievements during fiscal 2004. Pursuant to our management incentive compensation plan, Mr. Mutch was paid $178,500 on June 15, 2004 and $35,273 on November 30, 2004 for fiscal year 2004 preformance. In fiscal 2005, Mr. Mutch is eligible for a target bonus of $400,000 based on the attainment of bonus objectives, including certain earnings and revenue targets.

        Upon termination of his employment for any reason, Mr. Mutch is entitled to payment of all salary and unpaid vacation accrued to the date of termination plus any payment that he is entitled to receive in respect of the performance stock units. Upon Mr. Mutch's voluntary termination or termination by us for cause, he is not entitled to any severance benefits or additional vesting of shares or stock options. In the event that Mr. Mutch's employment is terminated without cause, because of his death or disability or by him for good reason, he will receive the severance benefits set forth below. If Mr. Mutch is terminated at any time, he will be entitled to a severance payment equal to two times his base salary plus an amount equal to two times his target bonus. Either severance payment will be payable within five days after the effective date of Mr. Mutch's termination. In addition, all options that would have vested during the twelve months following the date of termination become immediately exercisable. In the event of a change in corporate control while Mr. Mutch is employed by the Company, or within three months of his termination without cause, by him for good reason or for death or disability, Mr. Mutch will be entitled to a severance payment equal to three times his base salary plus an amount equal to three times his target bonus, payable on the effective date of the change in control. In the event that Mr. Mutch is terminated following a change in corporate control, he will only be entitled to receive the benefits specified in the preceding sentence. Further, if Mr. Mutch receives such payments on account of a change in corporate control that occurs within three months of his termination without cause, by him for good reason or for death or disability, these payments will be offset against any payments previously paid pursuant to his termination. If any payments made to Mr. Mutch under this agreement are subject to an excise tax under the Internal Revenue Code, we will provide him with a cash payment sufficient to pay the excise tax and an additional payment sufficient to pay the federal and state income and employment taxes arising from the payments made by us for the excise tax.

        The amended employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Mutch's employment with us ceases.

  Employment Agreement with Beth Martinko

        We entered into an employment agreement with Ms. Martinko effective January 20, 2004. Pursuant to the agreement, Ms. Martinko is treated as an at-will employee. The agreement provides, among other things, for Ms. Martinko's employment with us as senior vice president, customer support at an initial annual base salary of $230,000. Ms. Martinko is also eligible to receive incentive compensation, the terms and amount of which will be determined by us in our sole discretion. Ms. Martinko is eligible to receive all customary fringe benefits available to our executives including a gross-up to reimburse her for estimated taxes for reimbursement for commuting expenses.

        If we terminate Ms. Martinko's employment without cause, she will be entitled to receive a severance payment equal to one year base salary, provided she agrees to provide us with transition assistance without additional compensation for three months following her termination. All of our other obligations to Ms. Martinko pursuant to her employment agreement will be automatically terminated. If we terminate Ms. Martinko's employment without cause prior to March 1, 2005, and Ms. Martinko is unable to terminate the temporary housing lease that she entered into on January 20, 2004, we will reimburse Ms. Martinko for her monthly rent of $1,600 and up to $200 in utilities through February 28, 2005. Ms. Martinko may voluntarily terminate her employment upon sixty days' prior written notice. If Ms. Martinko voluntarily terminates her employment, she will be entitled to receive her base salary and employee benefits for the sixty-day notice period. At the conclusion of the sixty-day notice period, all of our other obligations pursuant to her employment agreement will be automatically terminated.

        The employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Ms. Martinko's employment with us ceases.

  Employment Agreement with Kenneth Saunders

        We entered into an employment agreement with Mr. Saunders on July 20, 2004 which was effective August 16, 2004. We amended the employment agreement by a letter agreement effective as of October 1, 2004. The employment agreement provides, among other things, for Mr. Saunders' employment as executive vice president at an initial base salary of $14,583.34 per semi-monthly period. Pursuant to the employment agreement, as amended by the letter agreement, Mr. Saunders assumed the role of our chief financial officer on November 1, 2004.

        Mr. Saunders is eligible to receive a performance bonus with an annual target for fiscal year 2005 of $150,000, under our Management Incentive Compensation Plan (MICP Bonus Target) prorated from his hire date. Mr. Saunders received a one-time signing bonus of $50,000 (Signing Bonus), which must be repaid to us if Mr. Saunders voluntarily terminates his employment prior to August 6, 2005. We have paid to Mr. Saunders the following one-time recruiting bonuses that he was eligible to receive upon hiring the following full time employees prior to October 31, 2004: (i) $150,000 upon the hiring of a vice president, controller and chief accounting officer, (ii) $50,000 upon the hiring of a director of internal audit and (iii) $50,000 upon the hiring of a director of tax (items (i) through (iii) are collectively referred to as the Recruiting Bonuses). Mr. Saunders is entitled to a one-time bonus in the amount of $150,000 (Process Bonus) in the event our finance department is successful in concluding a "soft" close for the month ending November 2004 and a "hard" close for the quarter ending

December 31, 2004, and we file our Quarterly Report on Form 10-Q for the quarter ending December 31, 2004 on a timely basis, or, if the filing is not timely, the financial statements and management's discussion and analysis of financial condition and results of operations for that quarterly period are completed in time to permit a timely filing. Mr. Saunders is eligible to receive all customary fringe benefits available to our executives.

        On July 21, 2004, the compensation committee of our Board of Directors approved an option grant to Mr. Saunders of 150,000 shares of our new common stock. The options will vest at the rate of 25% after the first twelve months and in thirty-six equal monthly installments thereafter. All options will vest in full if a change in corporate control occurs. The compensation committee also approved a grant to Mr. Saunders of performance stock units, which will be issued in the event of a change in corporate control. The target number of performance stock units that Mr. Saunders will be entitled to receive will be based upon the value attributed to the Company in connection with the change in corporate control. The actual number of performance stock units that will be issued to Mr. Saunders will be based upon the achievement by Mr. Saunders of specified performance goals. Based on the fully diluted number of shares of common stock outstanding as of October 31, 2004, the value of the target number of performance stock units ranges from approximately $464,500 to $869,500. To the extent the fully diluted number of shares of common stock outstanding increases, the value of the performance stock units will increase.

        Upon termination of his employment for any reason, Mr. Saunders is entitled to payment of all salary and unpaid vacation accrued to the date of termination plus any payment he is entitled to receive for the performance stock units. Upon Mr. Saunders' voluntary termination or termination by us for cause, he is not entitled to any severance benefits or additional vesting of shares or stock options. In the event that Mr. Saunders' employment is terminated without cause, because of his death or disability or by him for good reason, he will receive the severance benefits set forth below in this paragraph. If Mr. Saunders is terminated any time prior to August 16, 2005, he will be entitled to a severance payment equal to his annual base salary plus the amount of his MICP Bonus Target plus the amount of the Signing Bonus, Recruiting Bonuses and the Process Bonus. If Mr. Saunders is terminated any time after August 16, 2005, he will be entitled to a severance payment equal to his annual base salary plus the amount of his MICP Bonus Target. Either severance payment will be payable in twenty-four semi-monthly installments.

        In the event of a change in corporate control, Mr. Saunders will be entitled to a payment equal to two times his annual base salary plus two times the amount of his MICP Bonus Target plus two times the Signing Bonus, Recruiting Bonuses and the Process Bonus (collectively, the Change in Corporate Control Payment), provided that Mr. Saunders does not voluntarily terminate his employment within ninety days of the change in corporate control. The Change in Corporate Control Payment will be payable on the ninety-first day following the change in corporate control. In the event Mr. Saunders is terminated by us or a successor company for any reason within twelve months following a change in corporate control, Mr. Saunders will only be entitled to the Change in Corporate Control Payment, and he will not be entitled to any other severance payments. If any payments made to Mr. Saunders under the agreement are subject to an excise tax under the Internal Revenue Code, we will provide him with a cash payment sufficient to pay the excise tax and an additional payment sufficient to pay the federal and state income and employment taxes arising from the payments made by us for the excise tax.

        The employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Saunders' employment with the Company ceases.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS FOR OUR FORMER NAMED EXECUTIVE OFFICERS

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

        In August 2002, we granted Mr. Greenfield an option to purchase 900,000 shares of our old common stock pursuant to our 1994 stock option plan. Twenty-five percent of the total number of shares underlying the option vested on June 1, 2003 and 2.0833% of the total number of shares underlying the option was to vest each month thereafter. At the same time, we granted Mr. Greenfield 1,600,000 shares of restricted old common stock pursuant to a restricted stock plan. Twenty-five percent of the restricted shares vested on June 1, 2003, and 1/36th of the total remaining number of the restricted shares was to vest each month thereafter.

        Mr. Greenfield's employment with us ceased on August 18, 2003. Pursuant to his employment agreement, Mr. Greenfield became entitled to immediate payment of all accrued obligations, a severance payment in the amount of $750,000 payable in a lump sum in March 2004 and continuation of health benefits through May 2005. Additionally, Mr. Greenfield's outstanding option to purchase new common stock became fully vested upon his termination date. In connection with our recapitalization, Mr. Greenfield's option to purchase 900,000 shares of our old common stock was converted to an option to purchase 25,352 shares of our new common stock, and the options to purchase all of these 25,352 shares of new common stock were exercised and the underlying shares of new common stock have been sold. Mr. Greenfield's restricted stock award became fully vested on his termination date. In connection with our recapitalization, Mr. Greenfield's 1,600,000 shares of restricted old common stock were converted into 32,817 shares of our new common stock. Mr. Greenfield alleged that he was entitled to an additional 12,253 shares of our new common stock. On August 28, 2004, we entered into a Settlement Agreement and Mutual General Release with Mr. Greenfield. Pursuant to the Settlement Agreement and Mutual General Release, Mr. Greenfield agreed to settle substantially all of his claims against us in exchange for 5,000 shares of our new common stock.

        From August 18, 2003 through November 17, 2003 we retained Mr. Greenfield as a consultant. While acting as our consultant, Mr. Greenfield was paid a base salary at the annual rate of $500,000, payable in installments; he remained entitled to all previous benefits except vacation time and was reimbursed for reasonable and necessary business expenses pursuant to the first amendment to his employment agreement.

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

        In August 2002, we granted Mr. Sexton an option to purchase 900,000 shares of our old common stock pursuant to our 1994 stock option plan. Twenty-five percent of the total number of shares underlying the option vested on June 24, 2003 and 2.0833% of the total number of shares underlying the option were to vest each month thereafter. We also granted Mr. Sexton 100,000 shares of restricted old common stock pursuant to a restricted stock plan. Twenty-five percent of the shares vested on June 24, 2003, and 1/36th of the total remaining number of the restricted shares were to vest each month thereafter. In connection with our recapitalization, Mr. Sexton's option grant for 900,000 shares of old common stock was converted into an option to purchase 25,352 shares of our new common stock pursuant to the 2003 equity incentive plan and his restricted stock award of 100,000 shares of restricted old common stock was converted into 2,051 shares of our new common stock that were fully vested.

        On April 5, 2004, we entered into a first amendment to the amended employment agreement. The first amendment provided that Mr. Sexton's employment with us would cease upon the earlier to occur of the completion of our fiscal 2004 Form 10-Q filings or October 31, 2004. If we did not have cause to terminate Mr. Sexton's employment on or by October 31, 2004, his employment with us would be deemed terminated without cause, entitling him to a severance payment in the amount of $550,000. Under the first amendment, Mr. Sexton was not eligible for any bonus payments for fiscal 2005. Under the first amendment, Mr. Sexton also agreed to be available until December 31, 2005 for consultation with us, from time to time, for purposes of reviewing filings with the Securities and Exchange Commission. We will compensate Mr. Sexton for his consultation services, if any, at a rate of $225 per hour.

        On August 30, 2004, we entered into a second amendment to the amended employment agreement. Under the second amendment, Mr. Sexton was eligible to receive a management incentive compensation plan bonus for fiscal 2004 in the amount of $255,750,and received the remaining amount of his bonus of $41,016 on November 30, 2004. Mr. Sexton was eligible to receive a performance bonus for only the first half of fiscal 2005, or for up to 60% of the annual target bonus of $275,000. The actual amount of the performance bonus awarded to Mr. Sexton will be determined in the future based upon a comparison of the Company's actual financial results for the six month period ended October 31, 2004, to pre-determined targets. Mr. Sexton was also eligible to receive incentive compensation, the terms, amount, and payment of which were determined by us in our sole and absolute discretion. The second amendment provided that, from October 1, 2004 through October 31, 2004, Mr. Sexton would serve only as an executive vice president and not as our chief financial officer. However, on October 28, 2004 and effective as of October 1, 2004, we entered into a letter agreement amending the amended employment agreement, pursuant to which Mr. Sexton continued as our chief financial officer until October 31, 2004. Mr. Sexton resigned from his position as chief financial officer and executive vice president on October 31, 2004 and received the $550,000 severance payment.

        The amended employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Sexton's employment with the Company ceased.

  Employment Agreement with Frederic Luddy

        We entered into an executive employment agreement with Mr. Luddy on July 1, 2002. Pursuant to the agreement, Mr. Luddy was treated as an at-will employee. The agreement provided for, among other things, Mr. Luddy's employment as chief technology officer at an initial annual base salary of $350,000. Mr. Luddy was also eligible to receive incentive compensation, the terms, amount and payment of which shall be determined by us at our sole and absolute discretion. Mr. Luddy was eligible for all customary and usual fringe benefits available to our executives.

        Pursuant to the agreement, if we terminated Mr. Luddy's employment for cause, he would have been entitled to receive only his base salary then in effect prorated to the date of termination. All of our other obligations to Mr. Luddy pursuant to his employment agreement would have automatically terminated. In the event that Mr. Luddy was terminated by us without cause, he would have received his base salary then in effect prorated to the date of termination and a severance payment equivalent to one year of his base salary in effect on the date of termination, provided that he met certain conditions set out in his employment agreement. If Mr. Luddy resigned voluntarily, upon sixty days' written notice, he would have been entitled to receive his base salary and employee benefits for the sixty-day notice period. At the conclusion of the sixty-day period, all of our other obligations pursuant to the employment agreement would have automatically terminated.

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

        The employment agreement contained confidentiality, non-solicitation and non-competition obligations that survived for one year after Mr. Luddy's employment with the Company ceased.

  Severance Agreement and Separation Agreement with Andrew Cahill

        On April 21, 2003, we entered into a severance agreement with Mr. Cahill. The agreement provided that Mr. Cahill would be paid $300,000 if Peregrine terminated his employment for reasons other than for cause prior to June 8, 2004. This severance payment was in addition to Mr. Cahill's protection under his key employee retention plan. Mr. Cahill was also eligible to receive payments under our key employee retention plan and our key employee severance plan, both of which became effective when we commenced our bankruptcy proceedings. Mr. Cahill was eligible to receive a $132,000 retention bonus under our key employee retention plan if he remained employed by us throughout the bankruptcy proceedings. Mr. Cahill was paid that retention bonus on August 7, 2003. Mr. Cahill was entitled to receive a $330,000 severance payment under our key employee severance plan in the event his employment was terminated under specified circumstances.

        Mr. Cahill's employment terminated on November 26, 2003. We entered into a separation agreement with him on December 24, 2003. Under the separation agreement, we agreed to pay

Mr. Cahill the equivalent of twelve months' base salary, or $330,000, in semi-monthly installments between December 1, 2003 and November 30, 2004. Additionally, we paid Mr. Cahill a lump sum severance payment of $300,000 on January 5, 2004 in exchange for his repayment of all sums outstanding on a secured promissory note. We also agreed to pay the tax on imputed income from our transfer to Mr. Cahill of a golf club membership. The agreement further provides that Mr. Cahill will receive reimbursement for the cost of continuing medical, dental and vision benefits through the earlier to occur of November 30, 2004 and the date Mr. Cahill is eligible for medical benefits from another employer.

        The employment agreement contained confidentiality, non-solicitation and non-competition obligations that survived for one year after Mr. Cahill's employment with the Company ceased.

  Employment Agreement with David Sugishita

        We entered into an employment agreement with Mr. Sugishita on December 9, 2003. Pursuant to the agreement, Mr. Sugishita was treated as an at-will employee. Mr. Sugishita was hired as our executive vice president, special projects at an initial annual base salary of $300,000. In that capacity, Mr. Sugishita's responsibilities included providing financial guidance and direction limited to our prospective financial activities. Mr. Sugishita was not responsible for any of our past financial statements. Mr. Sugishita was also eligible to participate in our management incentive compensation plan with an annual target bonus of $175,000. Pursuant to the agreement, for the first eighteen months of his employment, Mr. Sugishita was entitled to receive a monthly housing payment of $5,000. Effective November 2003, the compensation committee of our Board of Directors also approved an option grant to Mr. Sugishita for 150,000 shares of our new common stock pursuant to the 2003 equity incentive plan. The right to exercise the options vested at a rate of 25% after the first twelve months and in twenty-four equal monthly installments thereafter. Upon termination of Mr. Sugishita's employment, all vested options are exercisable for 180 days following the date of his termination. In the event of a change in corporate control, all options would have vested upon the closing of such change in control.

        Upon termination of his employment for any reason, Mr. Sugishita was entitled to payment of all salary and unpaid vacation accrued to the date of termination. Upon Mr. Sugishita's voluntary termination or termination by us for cause, he was not entitled to any severance benefits. In the event that Mr. Sugishita's employment was terminated without cause, or by him for good reason, he would have received the severance benefits set forth below. If he was terminated within the first twelve months of his employment, he would be entitled to a severance payment equal to his base salary plus the maximum amount of his target bonus. If Mr. Sugishita was terminated any time after his first year of employment, he would have been entitled to a severance payment equal to two times his base salary plus an amount equal to two times the maximum amount of his target bonus. In the event of a change in corporate control, under specified circumstances, Mr. Sugishita would have been entitled to a severance payment equal to three times his base salary plus an amount equal to three times his target bonus. If any payments made to Mr. Sugishita under this agreement were subject to an excise tax under the Internal Revenue Code, we would have provided him with a cash payment sufficient to pay the excise tax and an additional payment sufficient to pay the federal and state income and employment taxes arising from the payments made by us for the excise tax.

        On June 25, 2004, Mr. Sugishita submitted a letter of resignation that was to take effect on August 27, 2004. We terminated Mr. Sugishita's employment on July 15, 2004. We did not make any severance payments to Mr. Sugishita. Mr. Sugishita alleges that he is entitled to a severance payment and we are in discussions with him regarding this issue.

        The employment agreement contained confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Sugishita's employment with the Company ceased.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of our Board of Directors is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees. The Compensation Committee also administers various incentive compensation and benefit plans. Richard Koppes was a member of the Compensation Committee from April 1, 2003 until August 2003, and Mr. Mutch was a member of the Compensation Committee from April 1, 2003 until August 18, 2003. Messrs. Jenkins and Israel have been members of the Compensation Committee since August 2003, and Mr. Hirschfield has been a member of the Compensation Committee since October 2003. Messrs. Koppes, Jenkins, Hirschfield and Israel were not officers or employees of ours or any of our subsidiaries during or prior to fiscal 2004. Mr. Mutch became our Chief Executive Officer, a position he currently occupies, after he left his position on the Compensation Committee in August 2003.

        None of our executive officers has served on the board of directors or on the compensation committee of any other entity that currently has or has had any executive officers who served either on our Board of Directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information, as of March 31, 2004, with respect to shares of our new common stock that may be issued under our existing equity compensation plans and any existing individual compensation arrangements under which our equity securities were authorized for issuance to employees or non-employees. Information in the following table is provided as of March 31, 2004 and reflects our recapitalization pursuant to the plan of reorganization. Under the plan of reorganization, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under our 1994 Stock Option Plan on or after July 8, 2002 survived the bankruptcy and were converted into options to purchase new common stock under the 2003 Equity Incentive Plan (2003 Plan) an amended and restated version of our 1994 Stock Option Plan. Because of our recapitalization, surviving options were converted based on a 35.5:1 ratio. This means that an option to purchase one share of new common stock under the 2003 Plan was issued for every 35.5 shares of old common stock covered by surviving options under the 1994 Stock Option Plan. The exercise price for the replacement options was determined by multiplying the original exercise price by 35.5.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	1,925,227	$17.76	724,127	(2)
Equity compensation plans not approved by security holders(3)	4,500	$20.85	0

Total(4)(5)	1,929,727	$17.76	724,127

(1)
Consists of options to purchase 1,925,227 shares of new common stock under the 2003 Plan, which includes options to purchase 97,702 shares of new common stock which were converted from the 1994 Stock Option Plan into options under the 2003 Plan using the conversion formula described above.

(2)
In addition to options, the 2003 Plan provides for the award of cash and stock. There is no limit on the number of shares that can be allocated as awards other than options. The maximum number of shares that are available for issuance under the 2003 Plan are automatically increased on January 1 of each year, beginning January 1, 2005 and continuing for 10 years, by a number of shares equal to the lesser of: (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (ii) 267,000 shares, and (iii) a number set by the Board of Directors.

(3)
Represents options to purchase 4,500 shares of new common stock that were granted to two individuals. The terms and conditions of these options are comparable to the terms and conditions of options granted under the 2003 Plan.

(4)
From April 1, 2004 through November 30, 2004 we granted options to purchase an additional 291,500 shares of our new common stock under the 2003 Plan. As of November 30, 2004, options to purchase 454,602 shares of new common stock were remaining and available for issuance under the 2003 Plan, excluding the outstanding options granted through November 30, 2004 under the 2003 Plan.

(5)
Subsequent to March 31, 2004, we granted options to purchase 220,000 shares of new common stock outside of the 2003 Plan to six individuals. The material features of these options are comparable to the terms and conditions of options granted under the 2003 Plan. The exercise prices of the options are $16.00 for five individuals and $17.40 for one individual representing the average of the high and low sales prices of the new common stock as reported by the Pink Sheets on the date of grant. The options vest with respect to 25% of the option shares on the first anniversary of the option grant date and at the rate of 2.0833% per month thereafter. In the event of a change in control, vesting will accelerate with respect to up to 150,000 of the shares underlying the options. In the event of a change of control followed by the termination of employment of the individuals holding the options within one year after the change of control, vesting will accelerate on up to an additional 32,500 shares underlying the options.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of November 30, 2004, with respect to the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of our new common stock by:

  •
  Each of our directors and named executive officers;

  •
  All of our current executive officers and directors as a group; and

  •
  Each person or "group" of persons (as defined under Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially more than 5% of the outstanding shares or voting power of our new common stock.

        In each instance, unless otherwise indicated, information about the number of shares owned and the nature of ownership has been provided by the individuals identified or described or is based on documents publicly filed by such persons and is not derived from our direct knowledge. Unless otherwise indicated, and subject to community property laws where applicable, to the knowledge of the Company each person has sole voting and investment power with respect to the shares shown beneficially owned by that shareholder. Unless otherwise indicated in the footnotes, the address of each beneficial owner is c/o Peregrine Systems, Inc., 3611 Valley Centre Drive, San Diego, California 92130.

	Beneficial Ownership of New Common Stock(1)
Name and Address of Beneficial Owner	Shares (#)(2)(3)		Percent of Class(4)
PRINCIPAL STOCKHOLDERS
LC Capital Master Fund Ltd	1,220,224	(5)	8.1%
Brookside Capital Partners Fund, L.P.	751,332	(6)	5.0%
RH Capital Associates LLC	922,650	(7)	6.1%
Mellon HBV Alternative Strategies, LLC	1,170,750	(8)	7.8%
MW Post Advisory Group, LLC	1,286,855	(9)	8.5%
CURRENT DIRECTORS AND NAMED EXECUTIVE OFFICERS
Andrew J. Brown	7,031	(10)	*
Victor A. Cohn	7,031	(11)	*
James W. Harris	7,031	(12)	*
Alan J. Hirschfield	7,031	(13)	*
Mark Israel	18,311	(14)	*
James P. Jenkins	1,177,781	(15)	7.8%
Alan Kerr	23,421	(16)	*
John Mutch	163,958	(17)	1.1%
Craig Ryall	17,650	(18)	*
Ken Sexton	27,403	(19)	*
Beth Martinko	17,812	(20)	*
FORMER DIRECTORS AND NAMED EXECUTIVE OFFICERS
Gary G. Greenfield	37,817		*
All current executive officers and directors as a group (18 persons)(21)	1,526,201	(22)	10.1%

*
Less than 1% of the outstanding new common stock.

(1)
Includes shares of our new common stock subject to currently exercisable options or options exercisable within 60 days of November 30, 2004.

(2)
As of November 30, 2004, there were 15,073,885 shares of new common stock issued and outstanding.

(3)
As specified in footnote (1), the number of shares incorporates shares covered by options currently exercisable or exercisable within 60 days of November 30, 2004. Information in the table is provided as of November 30, 2004 and reflects our recapitalization pursuant to the plan of reorganization. See "Item 12—Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters—Equity Compensation Plan Information" above.

(4)
Percentage ownership is based on 15,073,885 shares of new common stock outstanding and 2,124,508 shares of new common stock underlying options outstanding as of November 30, 2004.

(5)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on September 14, 2004 on behalf of LC Capital Master Fund, Ltd., Lampe, Conway & Co., LLC, Steven G. Lampe, and Richard F. Conway pursuant to a joint filing agreement. Lampe, Conway & Co., LLC is the investment manager of LC Capital Master Fund, Ltd and Institutional Benchmarks Fund, Ltd. Lampe, Conway & Co. LLC, Steven G. Lampe and Richard Conway share voting and dispositive power over 1,220,224 shares of our new common stock. LC Master Capital Fund, Ltd. shares voting and dispositive power over 1,157,124 shares of our new common stock. Each of the reporting persons disclaims beneficial ownership of the shares except to the extent of their pecuniary interest therein. The address of the principal business of LC Capital Master Fund, Ltd. is c/o Trident Fund Services (B.B.I.) Limited, PO Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands. The principal place of business of the remaining reporting persons is 680 Fifth Avenue, Suite 1202, New York, New York 10019.

(6)
Based upon information provided in a Schedule 13G filed with the Securities and Exchange Commission on November 12, 2003 on behalf of Brookside Capital Partners Fund, L.P. Brookside Capital Partners Fund LP acts through its sole general partner, Brookside Capital Investors LP, which exercises sole voting and dispositive power over a total of 751, 353 shares of our new common stock. The address of the principal business of each of the reporting persons is 111 Huntington Avenue, Boston, Massachusetts 02199.

(7)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on November 9, 2004 on behalf of RH Capital Associates LLC, Robert Horwitz, RH Capital Associates Number One, L.P., and Cragswood Ltd. pursuant to a joint filing agreement. RH Capital Associates LLC is the sole general partner of RH Capital Associates Number One, L.P., which beneficially owns 693,528 shares of our new common stock. Mr. Horwitz, one of our former directors, is the managing member of RH Capital Associates LLC. RH Capital Associates LLC is also an investment manager of Cragswood Ltd., which beneficially owns 229,122 shares of our new common stock. RH Capital Associates LLC shares voting and dispositive power of all shares beneficially owned with RH Capital Associates Number One, L.P. and Cragswood Ltd to the extent of their share ownership. The address of the principal business of each of the reporting persons is 139 West Saddle River Road, Saddle River, NJ 07458.

(8)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on August 19, 2003 on behalf of Mellon HBV Master Rediscovered Opportunities Fund and Mellon HBV Alternative Strategies, LLC pursuant to a joint filing agreement. Mellon HBV Alternative Strategies, LLC is the general partner of Mellon HBV Rediscovered Opportunities Fund LP. James P. Jenkins is a portfolio manager of Mellon HBV Alternative Strategies, LLC and Mellon HBV Rediscovered Opportunities Fund LP and is also the current Chairman of our Board. Mr. Jenkins disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mellon HBV Master Rediscovered Opportunities Fund and Mellon HBV Alternative Strategies, LLC share voting and dispositive power over all 1,170,750 shares beneficially owned. The address of the principal business of each of the reporting persons is 200 Park Avenue, Suite 3300, New York, NY 10166.

(9)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on August 21, 2003 on behalf of MW Post Advisory Group, LLC and various other funds for which MW Post Advisory Group, LLC serves as the investment advisor pursuant to a joint filing agreement. MW Post Advisory Group shares voting and dispositive power of all 1,286,855 shares beneficially owned with the other funds for which it serves as an investment advisor to the extent of their beneficial ownership in the shares. The address of the principal business of each of the reporting persons is 11766 Wilshire Blvd., Suite 1660, Los Angeles, CA 90025.

(10)
Represents shares of our new common stock that Mr. Brown has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(11)
Represents shares of our new common stock that Mr. Cohn has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(12)
Represents shares of our new common stock that Mr. Harris has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(13)
Represents shares of our new common stock that Mr. Hirschfield has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(14)
Includes 7,031 shares of our new common stock that Mr. Israel had the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(15)
Includes 7,031 shares of our new common stock that Mr. Jenkins has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004. The remaining 1,170,750 shares of our new common stock that comprise the shares listed as beneficially owned by Mr. Jenkins are the same 1,170,750 shares of new common stock listed as beneficially owned by Mellon HBV Alternative Strategies, LLC. Mr. Jenkins is both the chairman of our current Board of Directors and a portfolio manager of Mellon HBV Alternative Strategies, LLC and Mellon HBV Rediscovered Opportunities Fund LP as described in footnote (8). Mr. Jenkins disclaims beneficial ownership of the 1,170,750 shares of our new common stock held by Mellon HBV Alternative Strategies, LLC, except to the extent of his pecuniary interest therein.

(16)
Represents shares of our new common stock that Mr. Kerr has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(17)
Includes 123,958 shares of our new common stock that Mr. Mutch has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(18)
Includes 17,648 shares of our new common stock that Mr. Ryall has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004. Includes two shares of our new common stock owned by the Ryall Family Trust, of which Mr. Ryall is both a beneficiary and a trustee.

(19)
Includes 25,352 shares of our new common stock that Mr. Sexton has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(20)
Represents shares of our new common stock that Ms. Martinko has the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(21)
Includes 304,169 shares of our new common stock that the directors and executive officers listed in footnote (22) have the right to acquire through currently exercisable options or options exercisable within 60 days of November 30, 2004.

(22)
The group includes Andrew J. Brown, Russ Clark, Victor A. Cohn, Kevin Courtois, James W. Harris, Alan J. Hirschfield, Mark Israel, James P. Jenkins, Alan Kerr, Russ Mann, Beth Martinko, John Mutch, Mary Lou O'Keefe, Craig Ryall, Ken Saunders, Ken Sexton, Deborah Traub and James Zierick.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following is a description of transactions during fiscal 2004 to which we have been a party in which the amount involved in the transaction exceeds $60,000 and in which any person who served as a director or executive officer during fiscal 2004 or currently, or was or is a holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing individuals, had or will have a direct or indirect material interest, other than compensation arrangements described in Item 11 of this report.

Agreement with Seneca Financial Group, Inc.

        Seneca Financial was the financial advisor for the Official Committee of Equity Security Holders (the "Equity Committee"), consisting of the holders our old common stock in connection with our bankruptcy proceedings. James Harris is the founder and president of Seneca Financial and has been a director of ours since August 2003. Seneca Financial was provided a retainer in the amount of $187,000 for the first month and fees in the amount of $125,000 per month for the three months thereafter. We paid Seneca Financial a total of $943,876 for costs, professional services and reimbursements for expenses, which included a bonus of $300,000 for their services to the Equity Committee.

Employment Compensation to Family Member

        Frederic Luddy was our chief technology officer from January 1998 until October 2003. We have employed Frederic Luddy's brother, Robert Luddy, since August 1997. Robert Luddy received total compensation of $180,817 in fiscal 2004

Settlement Agreement with Gary Greenfield

        Gary Greenfield was our president and chief executive officer from June 2002 until August 2003. From August 2003 until November 2003 he was a consultant for us. Subsequent to the end of our fiscal year, Mr. Greenfield and the company entered into a Settlement Agreement and Mutual General Release relating to claims concerning his employment with us that Mr. Greenfield had filed with the Bankruptcy Court during fiscal 2004. In connection with the Bankruptcy Court approval of the Settlement Agreement, each party released the other party of all issues and disputes between them in exchange for the issuance to Mr. Greenfield of 5,000 additional shares of our new common stock in addition to 32,817 shares he received in connection with the Bankruptcy Court's approval of his amended employment agreement in December 2003; the payment of Mr. Greenfield's attorney fees in the amount of $18,000; our confirmation regarding the exercisability of options with respect to 16,852 shares of new common stock; and the payment to Mr. Greenfield of $932.50 in exchange for the release of Peregrine of any obligations to make future benefit payments under his amended employment agreement and the release by Mr. Greenfield of all past, present or future claims against Peregrine.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

        Audit and Related Fees The following is a summary of fees and services approved by the Audit Committee and performed by our external auditors for the years ended March 31, 2004 and 2003.

        Audit Fees.    The aggregate fees billed to us in each of fiscal 2004 and fiscal 2003 for professional services rendered by PricewaterhouseCoopers LLP for (i) the audit of our annual financial statements included in our Form 10-K; (ii) review of our interim financial statements included in the quarterly reports on Form 10-Q; and (iii) audits of our various statutory requirements were:

Fiscal Year ended March 31, 2004	$2,945,000
Fiscal Year ended March 31, 2003	$3,054,000

        Amounts are accumulated based on the fiscal year for which the service is provided and not the year in which the services are rendered. Certain amounts have been estimated pending completion of statutory audits or accumulation of actual billing information.

        Audit-Related Fees.    The aggregate fees billed to us in each of fiscal 2004 and fiscal 2003 for audit-related services rendered by PricewaterhouseCoopers LLP include fees for assistance with the Audit Committee's investigation of the Company's past accounting practice and due diligence and audits of carve-out financial statements in connection with the Remedy sale.

Fiscal Year ended March 31, 2003	$3,779,000

        Tax Fees.    The aggregate fees billed to us in each of fiscal 2004 and fiscal 2003 for professional services rendered by KPMG and PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were:

Fiscal Year ended March 31, 2004:
KPMG:	$853,000
PricewaterhouseCoopers LLP	1,454,000

Total:	$2,307,000

Fiscal Year ended March 31, 2003:
KPMG:	$708,000
PricewaterhouseCoopers LLP:	2,074,000

Total:	$2,782,000

        All Other Fees.    The aggregate fees billed to us in each of fiscal 2004 and fiscal 2003 for products and services provided by Arthur Andersen, KPMG and PricewaterhouseCoopers LLP, except those included above under the captions "Audit Fees," "Audit-Related Fees" and "Tax Fees" were:

Fiscal Year ended March 31, 2004:
KPMG:	$71,000
PricewaterhouseCoopers LLP:	25,000

Total:	$96,000

Fiscal Year ended March 31, 2003:
KPMG:	$514,000
PricewaterhouseCoopers LLP:	62,000
Arthur Andersen:	103,000

Total:	$679,000

        PricewaterhouseCoopers' fees in 2003 relate to time incurred in preparing and submitting fee applications as required by the bankruptcy court. Our Audit Committee believes that the services rendered by PricewaterhouseCoopers that led to the fees detailed under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" are compatible with maintaining PricewaterhouseCoopers' independence.

        Our Audit Committee has not adopted any pre-approval policies or procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  CONSOLIDATED FINANCIAL STATEMENTS:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2004 (Successor Company) and 2003 (Predecessor Company)	F-4
Consolidated Statements of Operations for the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Years Ended March 31, 2003 and 2002 (Predecessor Company)	F-5
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Years Ended March 31, 2003 and 2002 (Predecessor Company)	F-6
Consolidated Statements of Cash Flows for the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Years Ended March 31, 2003 and 2002 (Predecessor Company)	F-7
Notes to Consolidated Financial Statements	F-8
    2.
    FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	S-1
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
9.1	(a)	Voting and Distribution Agreement, dated August 5, 2003, by and among Peregrine Systems, Inc. and the Post-Emergence Equity Committee.
10.1	(a)	Form of Standard Indemnification Agreement for directors and officers.
10.2	(a)	1997 Employee Stock Purchase Plan, as amended and restated effective as of November 1, 2000 and form of agreement thereunder.

10.3	(a)*	1997 Director Option Plan, as amended January 18, 2000 and form of agreement thereunder.
10.4	(a)*	1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001 and form of agreement thereunder.
10.5	(a)*	1994 Stock Option Plan, as amended through July 8, 2002 and form of agreement thereunder.
10.6	(a)*	2003 Equity Incentive Plan, a restatement of the 1994 Stock Option Plan, and forms of agreement thereunder.
10.7	(a)	Amended and Restated Office Lease and Settlement Agreement between Peregrine Systems, Inc. and Kilroy Realty, L.P., dated August 28, 2003.
10.8	(a)	First Amendment to Amended and Restated Office Lease and Settlement Agreement, dated December 2003.
10.9	(a)*	Amended Employment Agreement, effective June 1, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.10	(a)*	First Amendment to Amended Employment Agreement, dated December 11, 2003, by and among Peregrine Systems, Inc. and Gary G. Greenfield.
10.11	(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.12	(a)*	Amended Employment Agreement, effective June 24, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.13	(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.14	(a)*	First Amendment to Amended Employment Agreement, dated April 5, 2004, by and among Peregrine Systems, Inc. and Kenneth A. Sexton.
10.15	(a)*	Employment Letter, dated August 14, 2003, between Peregrine Systems, Inc. and John Mutch.
10.16	(a)*	Statement of Terms and Conditions of Employment, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.17	(a)*	Executive Employment Offer Letter, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.18	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Craig Ryall.
10.19	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Mary Lou O'Keefe.
10.20	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Deborah Traub.
10.21	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Nicole Eagan.
10.22	(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Frederic Luddy.

10.23	(a)*	Severance Agreement, dated April 21, 2003, between Peregrine Systems, Inc. and Andrew Cahill.
10.24	(p)*	Confidential Separation Agreement and General Release of All Claims between the Company and Andrew Cahill dated December 24, 2003.
10.25	(a)*	Employment Agreement, dated December 9, 2003, between Peregrine Systems, Inc. and David Sugishita.
10.26	(a)*	Employment Letter, dated January 5, 2004, between Peregrine Systems, Inc. and James Zierick.
10.27	(a)	Executive Employment Agreement, dated January 20, 2004, between Peregrine Systems, Inc. and Beth Martinko.
10.28	(a)*	Key Employee Retention Plan.
10.29	(a)*	Key Employee Severance Plan.
10.30	(a)*	Management Incentive Compensation Program.
10.31	(f)	Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.32	(f)	Amendment No. 1 to Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.33	(f)	Post Closing Matters Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.34	(a)
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
10.49	(a)	Funding Agreement, dated September 9, 2002, between Peregrine Systems Operations Limited and Peregrine Systems Limited.
10.50	(a)	Debtor in Possession Credit Agreement, dated September 24, 2002, by and among Peregrine Systems, Inc., Peregrine Remedy, Inc., and various subsidiaries thereof, and BMC Software, Inc.
10.51	(b)	Revolving Credit Agreement, dated October 29, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.52	(c)	First Amendment to Revolving Credit Agreement and Limited Waiver, dated December 20, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.53	(c)	Second Amendment to Revolving Credit Agreement and Limited Waiver, dated December 31, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.54	(a)	Third Amendment to Revolving Credit Agreement and Limited Waiver, dated March 25, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.55	(a)	Fourth Amendment to Revolving Credit Agreement and Limited Waiver, dated April 22, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.56	(m)*	Second Amendment to Employment Agreement between Peregrine Systems, Inc. and Ken Sexton dated August 30, 2004.
10.57	(m)*	Employment Agreement between Peregrine Systems, Inc. and Kenneth Saunders dated July 20, 2004.
10.58	(m)*	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and John Mutch dated August 20, 2004..
10.59	(m)*	Performance Stock Unit Agreement between Peregrine Systems, Inc. and John Mutch effective August 20, 2004.

10.60	(m)*	Restricted Stock Grant Notice and Restricted Stock Agreement between Peregrine Systems, Inc. and John Mutch dated August 20, 2004.
10.61	(m)*	Employment Agreement between Peregrine Systems, Inc. and Russell Mann dated July 12, 2004.
10.62	(m)*	Employment Agreement between Peregrine Systems, Inc. and Russell Clark dated August 4, 2004.
10.63	(n)*	Third Amendment to Employment Agreement between Peregrine Systems, Inc. and Ken Sexton effective October 1, 2004.
10.64	(p)*	Amendment to Restated Employment Agreement between Peregrine Systems, Inc. and Ken Saunders effective as of October 1, 2004.
10.65	(p)*	Settlement Agreement and Mutual General Release between Gary Greenfield and Peregrine Systems, Inc. dated August 27, 2004.
10.66	(p)	Executive Employment Agreement between Peregrine Systems, Inc. and Kevin Courtois effective as of October 6, 2004.
10.67	(p)	Executive Employment Agreement between Peregrine Systems, Inc. and Beth Martinko effective January 20, 2004.
16.1	(e)	Letter from KPMG LLP regarding Change in Certifying Accountant.
16.2	(d)	Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.
21.1	(p)	Subsidiaries of the Registrant.
31.1	(p)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(p)	Certification of Chief Financial Officer pursuant to Section 303 of the Sarbanes-Oxley Act of 2002.
32.1	(p)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(p)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(a)	Securities and Exchange Commission Final Judgment of Permanent Injunction against Defendant Peregrine Systems, Inc.
99.2	(a)	Securities and Exchange Commission Supplemental Consent and Undertaking of Defendant Peregrine Systems, Inc.
99.3	(a)	Amended Litigation Trust Agreement.
99.4	(a)	Order Approving Modified Employment Agreements and Compensation and Incentive Packages for Debtor's Chief Executive Officer and Chief Financial Officer.
99.5	(a)	Consent and Undertaking of Peregrine Systems, Inc.

*
Indicates management contract or compensatory plan, contract or arrangement.

(a)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Annual Report on Form 10-K on April 30, 2004.

(b)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on Form 10-Q on November 13, 2001.

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

(m)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on Form 10-Q on September 2, 2004.

(n)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on Form 8-K on November 4, 2004.

(o)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on Form 8-K on November 5, 2004.

(p)
Filed herewith.

  (b)
  REPORTS ON FORM 8-K

    None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2004	PEREGRINE SYSTEMS, INC.
	By:	/s/ JOHN MUTCH John Mutch President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ JOHN MUTCH John Mutch	President, Chief Executive Officer & Director (Principal Executive Officer)	December 20, 2004
/s/ KENNETH SAUNDERS Kenneth Saunders	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	December 20, 2004
/s/ RUSSELL CLARK Russell Clark	Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 20, 2004
/s/ JAMES P. JENKINS James P. Jenkins	Chairman of the Board of Directors	December 20, 2004
/s/ ANDREW J. BROWN Andrew J. Brown	Director	December 20, 2004
/s/ VICTOR A. COHN Victor A. Cohn	Director	December 20, 2004
/s/ JAMES W. HARRIS James W. Harris	Director	December 20, 2004
/s/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director	December 20, 2004
/s/ MARK ISRAEL Mark Israel	Director	December 20, 2004

PEREGRINE SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2004 (Successor Company) and 2003 (Predecessor Company)	F-4
Consolidated Statements of Operations for the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Years Ended March 31, 2003 and 2002 (Predecessor Company)	F-5
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Years Ended March 31, 2003 and 2002 (Predecessor Company)	F-6
Consolidated Statements of Cash Flows for the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Years Ended March 31, 2003 and 2002 (Predecessor Company)	F-7
Notes to Consolidated Financial Statements	F-8
FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Peregrine Systems, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and its subsidiaries (Successor Company) at March 31, 2004 and the results of their operations and their cash flows for the period from July 19, 2003 to March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, as of and for the period referenced above, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Notes 1 and 2 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Fourth Amended Plan of Reorganization (the reorganization plan) on July 18, 2003. Confirmation of the reorganization plan resulted in the restructuring or extinguishment of claims against the Company that arose before September 22, 2002 and substantially alters rights and interests of equity holders as provided for in the reorganization plan. The reorganization plan was substantially consummated on August 7, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting as of July 18, 2003.

San Diego, California
December 17, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Peregrine Systems, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and its subsidiaries (Predecessor Company) at March 31, 2003 and the results of their operations and their cash flows for the period from April 1, 2003 to July 18, 2003 and for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, as of and for the period referenced above, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 2 to the consolidated financial statements, the Company filed a petition on September 22, 2002 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Court. The Company's Fourth Amended Plan of Reorganization was substantially consummated on August 7, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting.

San Diego, California
December 17, 2004

PEREGRINE SYSTEMS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	Successor Company	Predecessor Company
	March 31, 2004	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$105,946	$234,314
Cash—restricted	4,654	29,942
Accounts receivable, net of allowance for doubtful accounts of $2,441 and $5,051, respectively	42,873	41,719
Assets of discontinued operations	—	14,171
Deferred taxes	4,660	—
Other current assets	9,635	9,234

Total current assets	167,768	329,380
Property and equipment, net	7,507	11,332
Identifiable intangible assets, net	108,889	—
Goodwill	183,650	—
Deferred taxes	—	515
Investments and other assets	4,974	10,489

Total assets	$472,788	$351,716

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,581	$5,481
Accrued expenses	65,454	77,341
Liabilities of discontinued operations	—	13,378
Current portion of deferred revenue	69,532	72,131
Current portion of notes payable	22,853	—

Total current liabilities	164,420	168,331

Non-current Liabilities:
Deferred revenue, net of current portion	5,646	19,665
Notes payable, net of current portion	46,467	—
Deferred taxes	6,644	—

Total non-current liabilities	58,757	19,665

Total liabilities not subject to compromise	223,177	187,996

Liabilities subject to compromise	—	427,719

Commitments and Contingencies—Notes 17 and 22
Stockholders' Equity (Deficit)
Preferred stock—Successor Company, $0.0001 par value, 5 million shares authorized, no shares issued or outstanding	—	—
Preferred stock—Predecessor Company, $0.001 par value, 5 million shares authorized, no shares issued or outstanding	—	—
Common stock—Successor Company, $0.0001 par value, 100 million shares authorized, 15 million shares issued and outstanding	2	—
Common stock—Predecessor Company, $0.001 par value, 500 million shares authorized, 196.9 million shares issued and 196.4 million shares outstanding	—	197
Additional paid-in capital	270,004	3,874,166
Subscriptions receivable	(64)	(70)
Accumulated deficit	(17,868)	(4,119,304)
Unearned portion of deferred compensation	—	(551)
Treasury stock, at cost	—	(10,697)
Accumulated other comprehensive loss	(2,463)	(7,740)

Total stockholders' equity (deficit)	249,611	(263,999)

Total liabilities and stockholders' equity (deficit)	$472,788	$351,716

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Successor Company	Predecessor Company
			Year Ended March 31,
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003
			2003	2002
Revenue:
Licenses	$49,146	$13,525	$88,567	$130,457
Maintenance	66,340	29,176	99,801	86,876
Consulting and training	10,398	5,954	41,672	64,998

Total revenue	125,884	48,655	230,040	282,331

Costs and Expenses:
Cost of licenses	1,437	706	6,273	16,229
Cost of maintenance	11,883	5,152	26,464	34,383
Cost of consulting and training	10,989	5,289	38,400	68,097
Sales and marketing	36,631	14,588	107,891	260,760
Research and development	20,412	8,908	52,410	59,942
General and administrative	32,860	14,951	88,783	96,512
Amortization of intangible assets	16,211	—	—	75,783
Restructuring, impairments and other	—	(1,239)	92,231	414,595

Total operating costs and expenses	130,423	48,355	412,452	1,026,301

(Loss) income from continuing operations before reorganization items, interest, and income taxes	(4,539)	300	(182,412)	(743,970)
Reorganization items, net	(7,188)	378,821	(458)	—
Interest income	1,179	691	789	5,786
Interest expense	(4,623)	(4,779)	(36,532)	(24,608)

(Loss) income from continuing operations before income taxes	(15,171)	375,033	(218,613)	(762,792)
Income tax expense on continuing operations	(2,697)	(1,096)	(8,092)	(4,270)

(Loss) income from continuing operations	(17,868)	373,937	(226,705)	(767,062)
Income (loss) from discontinued operations, net of income taxes	—	252	257,564	(1,264,331)

Net (loss) income	$(17,868)	$374,189	$30,859	$(2,031,393)

Net (loss) income per share, basic:
(Loss) income per share from continuing operations	$(1.19)	$1.91	$(1.16)	$(4.29)
Income (loss) per share from discontinued operations	—	—	1.32	(7.07)

Net (loss) income per share	$(1.19)	$1.91	$0.16	$(11.36)

Basic shares used in computation	15,000	195,654	195,248	178,875

Net (loss) income per share, diluted:
(Loss) income per share from continuing operations	$(1.19)	$1.82	$(1.16)	$(4.29)
Income (loss) per share from discontinued operations	—	—	1.32	(7.07)

Net (loss) income per share	$(1.19)	$1.82	$0.16	$(11.36)

Diluted shares used in computation	15,000	208,302	195,248	178,875

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

(in thousands)

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Unearned Portion of Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)	Comprehensive Income (Loss)
Balance, March 31, 2001	151,573	$151	$2,590,208	$(3,441)	$(2,118,770)	$(86,129)	$(9,425)	$(3,950)	$368,644
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(1,004)	(1,004)	$(1,004)
Net loss	—	—	—	—	(2,031,393)	—	—	—	(2,031,393)	(2,031,393)
Stock issued under employee plans	3,871	4	35,465	2,210	—	—	—	—	37,679
Stock issued for acquisitions	37,108	37	1,246,878	—	—	(38,078)	—	—	1,208,837
Stock issued for investments	2,523	3	12,305	(12,135)	—	—	—	—	173
Compensation expense related to restricted stock and options	—	—	25,266	—	—	33,296	—	—	58,562
Stock repurchased	(82)	—	—	—	—	—	(1,272)	—	(1,272)
Deferred compensation of discontinued operations	—	—	(8,669)	—	—	8,669	—	—	—	—

Balance, March 31, 2002	194,993	195	3,901,453	(13,366)	(4,150,163)	(82,242)	(10,697)	(4,954)	(359,774)	(2,032,397)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(2,786)	(2,786)	(2,786)
Net income	—	—	—	—	30,859	—	—	—	30,859	30,859
Expiration of guaranteed value common stock arrangement	—	—	56	—	—	—	—	—	56
Stock issued under employee plans	245	—	1,143	—	—	—	—	—	1,143
Settlement of subscriptions receivable	—	—	—	12,135	—	—	—	—	12,135
Compensation expense related to restricted stock and options	1,700	2	(28,486)	1,161	—	81,691	—	—	54,368

Balance, March 31, 2003	196,938	197	3,874,166	(70)	(4,119,304)	(551)	(10,697)	(7,740)	(263,999)	28,073
Equity adjustment from foreign currency translation of Predecessor Company	—	—	—	—	—	—	—	956	956	956
Net income of Predecessor Company	—	—	—	—	374,189	—	—	—	374,189	374,189
Collection of subscriptions receivable by Predecessor Company	—	—	—	6	—	—	—	—	6
Compensation expense related to restricted stock of Predecessor Company	—	—	—	—	—	551	—	—	551
Application of fresh-start reporting:
Cancellation of Predecessor Company common stock	(196,938)	(197)	(3,874,166)	—	—	—	10,697	—	(3,863,666)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss	—	—	—	—	3,745,115	—	—	6,784	3,751,899
Issuance of Successor Company common stock	15,000	2	269,998	—	—	—	—	—	270,000

Balance at July 18, 2003 Successor Company	15,000	2	269,998	(64)	—	—	—	—	269,936	375,145
Equity adjustment from foreign currency translation of Successor Company	—	—	—	—	—	—	—	(2,463)	(2,463)	(2,463)
Net loss of Successor Company	—	—	—	—	(17,868)	—	—	—	(17,868)	(17,868)
Stock issued under employee plans of Successor Company	—	—	6	—	—	—	—	—	6

Balance, March 31, 2004	15,000	$2	$270,004	$(64)	$(17,868)	$—	$—	$(2,463)	$249,611	$(20,331)

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Successor Company	Predecessor Company
			Year Ended March 31,
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003
			2003	2002
Cash flow from operating activities:
(Loss) income from continuing operations	$(17,868)	$373,937	$(226,705)	$(767,062)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	20,759	2,252	15,482	19,431
Amortization of deferred compensation	—	551	42,355	35,699
Gain on sale of non-core product lines	—	—	(15,318)	—
Non-cash reorganization items	—	(393,901)	(11,802)	—
Loss on disposal and abandonment of fixed assets	3	217	34,692	—
Loss on lease abandonments	—	—	33,295	—
Impairment and amortization of Predecessor goodwill, intangibles and investments	—	—	928	502,266
Gain on sale of investments	—	(1,239)	—	—
Cash used to pay reorganization items		(42,877)	—	—
Deferred taxes	622	—	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(9,881)	11,534	5,830	(3,047)
Other assets	10,078	2,400	2,737	48,801
Accounts payable	(3,868)	2,630	(5,141)	15,013
Accrued expenses	(13,343)	3,970	20,855	34,157
Deferred revenue	18,860	(11,131)	(27,484)	21,422

Net cash provided by (used in) operating activities	5,362	(51,657)	(130,276)	(93,320)

Cash flow from investing activities:
Collection of Remedy sale indemnification holdback	10,000	—	—	—
Sale of investments and collection of notes receivable	1,000	5,431	—	—
Collection of notes receivable from employees	—	—	525	—
Proceeds from sale of non-core product lines	—	—	15,910	—
Purchases of property, plant and equipment	(2,560)	(10)	(753)	(24,686)
Change in restricted cash	(1,869)	27,157	(26,622)	(2,500)
Purchase of investments	—	—	—	(19,275)
Maturities of short-term investments	—		17,606	102,259

Net cash provided by investing activities	6,571	32,578	6,666	55,798

Cash flow from financing activities:
Proceeds from debtor in possession financing	—	—	54,014	—
Repayments of debtor in possession financing	—	—	(54,014)	—
Advances under lines of credit	—	—	—	170,000
Repayments of lines of credit	—	—	—	(170,000)
Advances from factored receivables	—	—	28,338	135,245
Repayments of factored receivables	(7,534)	(24,282)	(134,063)	(160,614)
Issuance of long-term debt	—	—	57,904	2,904
Repayment of long-term debt	(7,350)	(86,516)	(61,394)	(716)
Collection on subscriptions receivable	—	6	8,300	—
Bank overdraft	—	—	(12,445)	12,445
Issuance of common stock, employee plans	6	—	1,145	37,679
Exercise of warrants	—	—	—	173
Treasury stock purchased	—	—	—	(1,272)

Net cash (used in) provided by financing activities	(14,878)	(110,792)	(112,215)	25,844

Effect of exchange rate changes on cash	826	1,057	2,649	(772)

Net cash flows from discontinued operations	—	2,565	384,000	(49,399)

Net (decrease) increase in cash and cash equivalents	(2,119)	(126,249)	150,824	(61,849)
Cash and cash equivalents, beginning of period	108,065	234,314	83,490	145,339

Cash and cash equivalents, end of period	$105,946	$108,065	$234,314	$83,490

Cash paid during the period for:
Interest	$2,797	$34	$14,874	$17,944

Income taxes	$1,831	$1,434	$11,085	$6,168

Supplemental Disclosure of Non-Cash Activities of Continuing Operations:
Common stock issued for acquisitions	—	—	—	$2,935

Guaranteed value common stock (see Note 18)	—	—	$(9,520)	$9,520

Property and equipment acquired under capital leases	—	—	—	$5,372

Common stock issued for investments, investments exchanged for cancellation of deferred revenue	—	—	$(3,835)	$12,135

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

        As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of AICPA Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) for the reporting periods subsequent to September 22, 2002 through July 18, 2003.

Fresh-Start Reporting

        In accordance with SOP 90-7, the Company adopted fresh-start reporting as of July 18, 2003 and the Company's emergence from Chapter 11 resulted in a new reporting entity. Under fresh-start reporting, the reorganization value of the entity is allocated to the entity's assets, based on fair values, and liabilities are stated at the present value of amounts to be paid, determined at current interest rates. The effective date of the new entity was considered to be the close of business on July 18, 2003 for financial reporting purposes. The fiscal periods prior to and including July 18, 2003 pertain to what is designated the "Predecessor Company," while the fiscal periods subsequent to July 18, 2003 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company after July 18, 2003 are not comparable to the Predecessor Company's financial statements for prior periods and are separated by a black line to highlight this lack of comparability. The Successor Company period from July 19, 2003 to March 31, 2004 is referred to as the "257 days ended March 31, 2004." The Predecessor Company period from April 1, 2003 to July 18, 2003 is referred to as the "109 days ended July 18, 2003."

        Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan, and it became effective August 7, 2003. As there were no material unsatisfied conditions existing as of July 18, 2003, the confirmation date of the Reorganization Plan, the Company adopted the fresh-start reporting provisions of SOP 90-7 on the confirmation date, which resulted in a new accounting basis for reporting purposes. Fresh-start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value. Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as goodwill. As described below, the fair value of the new common stock for the reorganized Company was determined to be $270 million, which represented the business enterprise value (BEV) adjusted for debt financing and other liabilities net of cash. The new debt totaled $83 million, including secured factor loans, senior notes and non-interest bearing notes issued to satisfy pre-petition debt.

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

        Once the BEV was determined, it was used to calculate the Company's reorganization value of approximately $504 million, which equals the value of the new common stock of approximately $270 million and the value of total liabilities of approximately $234 million as of July 18, 2003, including the new debt of $83 million. The new equity value was derived from the BEV adjusted for debt financing and other liabilities net of cash.

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by assisting management in its determination of the fair market value of the Company's intangible assets. Fair value adjustments affect the value of current assets, property and equipment, intangible assets, accrued liabilities and deferred revenue. Identifiable intangible assets consist of developed technology, trademarks and trade names, customer contracts and customer lists, and their useful lives range from five to six years. Goodwill will not be amortized, but will be subject to periodic evaluation for impairment. The effects of the Reorganization Plan and the application of fresh-start reporting on the Company's consolidated balance sheet as of July 18, 2003 are as follows (in thousands):

	Predecessor Company	Effects of Reorganization Plan		Fresh-start Valuation		Successor Company
ASSETS
Current Assets:
Cash and cash equivalents	$224,534	$(116,469	)(a)(b)(c)(d)(e)	$—		$108,065
Cash—restricted	32,504	(29,719	)(c)	—		2,785
Accounts receivable, net	31,751	—		—		31,751
Assets of discontinued operations	12,000	—		(12,000	)(g)	—
Deferred taxes	—	—		9,261	(h)	9,261
Other current assets	6,441	—		22,187	(g)(j)	28,628

Total current assets	307,230	(146,188)		19,448		180,490
Property and equipment, net	9,278	—		(846)		8,432
Identifiable intangible assets, net	—	—		125,100	(h)	125,100
Goodwill	—	—		184,129	(h)	184,129
Investments and other assets	4,696	(1,999	)(c)	3,571	(k)	6,268

Total assets	$321,204	$(148,187)		$331,402		$504,419

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,199	$2,185	(e)	$—		$10,384
Accrued expenses	68,542	4,158	(e)	2,838	(g)	75,538
Liabilities of discontinued operations	13,520	(371)		(13,149	)(g)	—
Current portion of deferred revenue	66,786	—		(22,169	)(i)	44,617
Current portion of notes payable	—	26,988	(a)(c)(d)(e)	—		26,988

Total current liabilities	157,047	32,960		(32,480)		157,527

Non-current Liabilities:
Deferred revenue, net of current portion	15,404	—		(5,167	)(i)	10,237
Notes payable, net of current portion	—	56,178	(a)(c)(d)(e)	—		56,178
Deferred taxes	—	—		10,541	(h)	10,541

Total non-current liabilities	15,404	56,178		5,374		76,956

Liabilities subject to compromise	424,649	(424,649	)(a)(b)(c)(d)(e)	—		—

Total liabilities	597,100	(335,511)		(27,106)		234,483

Stockholders' Equity (Deficit)
Common stock	197	(195	)(f)	—		2
Additional paid-in capital	3,874,166	(3,604,168	)(a)(b)(f)	—		269,998
Subscriptions receivable	(64)	—		—		(64)
Accumulated deficit	(4,132,215)	3,773,707	(c)(f)	358,508	(h)(i)(j)(k)	—
Unearned portion of deferred compensation	(499)	499	(f)	—		—
Treasury stock	(10,697)	10,697	(f)	—		—
Accumulated other comprehensive loss	(6,784)	6,784	(f)	—		—

Total stockholders' equity (deficit)	(275,896)	187,324		358,508		269,936

Total liabilities and stockholders' equity (deficit)	$321,204	$(148,187)		$331,402		$504,419

(a)
To record the settlement of the $270.0 million of 5.5% convertible subordinated notes due November 2007 and accrued interest of $17.6 million through the payment of $86.5 million in cash, issuance of 9.45 million shares of new common stock and $58.8 million of 6.5% senior notes due in equal semi-annual principal installments through August 2007.

(b)
Represents the settlement of pre-petition shareholder litigation of $18.8 million through the issuance of approximately 1 million shares of new common stock and payment of $3.2 million in cash.

(c)
Represents the settlement of the pre-petition Motive claim of $26.9 million through the payment of $4.0 million in cash, issuance of $5.0 million in notes and the return of the Company's $2.0 million investment in Motive. In connection with the settlement Motive returned 1 million old common shares to the Company and the Company released $29.7 million of restricted cash. The settlement resulted in a gain of approximately $17.0 million on discharge of debt.

(d)
To record payments made to extinguish pre-petition factor notes of $16.4 million and establish factor notes of $11.8 million, net of discount.

(e)
To record the settlement of various pre-petition claims of $63.1 million through the payment of $29.8 million in cash, establishment of accounts payable and accrued liabilities of $6.3 million and notes payable, net of discount, of $8.4 million. The settlement resulted in a gain on discharge of debt of approximately $18.0 million.

(f)
To record the issuance of new common shares for old common shares.

(g)
To reclassify the indemnification holdback of $10.0 million and trade receivables of $2.0 million associated with discontinued operations to other current assets, and tax-related liabilities to accrued liabilities.

(h)
To record the fair value of identifiable assets and related deferred taxes, and goodwill.

(i)
To reduce deferred revenue to fair value comprising $20.7 million, $6.3 million and $0.3 million for license, maintenance and consulting and training revenue, respectively.

(j)
To record the fair value of long-term installment sales of $10.2 million.

(k)
To record the fair value adjustment to investments of $3.6 million.

2. Bankruptcy Proceedings and Restructuring Activities

        The following summarizes the events surrounding the Company's filing for voluntary protection under Chapter 11 of the United States Bankruptcy Code.

Liquidity Crisis

        From the Company's initial public offering in 1997 through August 2001, Peregrine significantly expanded its product line and business through a series of acquisitions, the most significant of which were the September 1997 acquisition of Apsylog, in which the Company acquired the AssetCenter product, the March 2002 acquisition of Telco Research Corporation Limited, the June 2000 acquisition of Harbinger Corporation (Harbinger), the September 2000 acquisition of Loran Network Holding Corporation, Inc., the December 2000 acquisition of IBM Corporation's Tivoli Service Desk, the April 2001 acquisition of Extricity, Inc. (Extricity) and the August 2001 acquisition of Remedy Corporation. During the Company's period of rapid internal growth in fiscal years 2001 and 2002, the software industry began to experience a downturn and the Company faced a challenging sales environment. These factors created a liquidity crisis for the Company that was exacerbated by covenant defaults under its credit facility as of the quarter ended December 31, 2001. This resulted in its required repayment of its senior credit facility (see Note 12).

Discovery and Investigation of Accounting Irregularities; Change in Accountants

        In January 2002, the Securities and Exchange Commission (SEC) began an informal investigation into the Company and its former chief executive officer, Stephen Gardner, relating to transactions with Critical Path, Inc. that took place in the first half of fiscal 2001. The SEC expanded its investigation after the Company in April 2002 announced the delay of its earnings release, and in May 2002 the SEC adopted a formal order of investigation. In April 2002, the Company replaced Arthur Andersen as its auditors, based primarily on its concern over the continuing viability of Arthur Andersen, and the Company retained KPMG LLP as its new auditors. In May 2002, the Company dismissed KPMG and subsequently retained PricewaterhouseCoopers LLP as its independent auditors in June 2002.

        In early May 2002, the Audit Committee and, upon the Audit Committee's recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of Mr. Gardner and the Company's chief financial officer, Matthew Gless, among others, and publicly disclosed that it was conducting an internal investigation into potential accounting irregularities and/or frauds, including alleged accounting abuses by its senior management resulting in a substantial overstatement of prior period revenue. In mid-May 2002, Peregrine announced that it would restate its consolidated financial statements for all of fiscal years 2000 and 2001 and for the first three quarters of fiscal 2002 (that is, from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods. The Company also announced that its financial statements and related audit reports for that period should not be relied upon. The Company filed its financial statements for the year ended March 31, 2002 and its restated financial statements for the years ended March 31, 2001 and 2000 with the SEC in a Current Report on Form 8-K dated February 28, 2003.

        The disclosure of accounting irregularities and governmental investigations exacerbated Peregrine's liquidity crisis as existing lenders refused to enter into factor loans that had been a primary source of funding. The Company's available cash was not sufficient to support its operations beyond June 2002. As a result, the Company's then-new management focused simultaneously on four immediate goals: accelerating the process of reducing the Company's operating costs that had begun in February 2002, selling non-core assets to fund its ongoing operations, obtaining third-party financing arrangements and managing the business to conserve cash.

Reducing the Company's Operating Costs

        In February and March 2002, based on the Company's financial performance, business outlook and other factors, including cash needs, taking into account the Company's repayment of its defaulted credit facility, the Company already had begun to reduce its 4,000 employee workforce. The Company terminated approximately 500 employees by March 31, 2002. As part of the accelerated effort to reduce operating costs, in June 2002 the Company terminated the employment of approximately 600 employees and approximately 550 more employed in the Company's Supply Chain Enablement business, operated by its Harbinger subsidiary, were released when the Company divested that business in the same month, as described below. Reductions in the workforce continued through December 2002 as an additional 560 employees were terminated. An additional 190 employees voluntarily terminated their employment and approximately 835 employees were released through divestiture, primarily as a result of the sale of the Company's Remedy business in November 2002, as described below. As of March 31, 2003, the Company employed approximately 621 persons worldwide and employment levels were relatively consistent as of March 31, 2004. In addition, in fiscal 2002, the Company abandoned multiple facilities and terminated various contractual arrangements to further reduce its operating expenses.

Disposition of Non-Core Assets

        In June 2002, Peregrine entered into an agreement with PCI International, an entity affiliated with Golden Gate Capital LLC, and certain other participants to sell all of the shares of its wholly-owned Harbinger subsidiary, which was also known as Peregrine Connectivity, and to license certain intellectual property rights acquired in the Company's acquisition of Extricity. Peregrine Connectivity, using the intellectual property rights acquired from Extricity, operated what was known as the Company's Supply Chain Enablement, or SCE, business. For the sale, Peregrine obtained approximately $35 million in cash before transaction costs and recognized a loss of $47.8 million on the sale in 2002.

        In September 2002, Remedy and the Company entered into an agreement with BMC Software, Inc. (BMC) to sell the assets of its Remedy subsidiary. The purchase price was $355 million in cash plus the assumption by BMC of approximately $90 million in liabilities, subject to working capital adjustments and an indemnification holdback of $10 million. The terms of the agreement required the Company to file for protection under Chapter 11 of the Bankruptcy Code and obtain Bankruptcy Court approval of the sale. After the sale closed in November 2002, the purchase price was adjusted downward by approximately $7.2 million because of working capital adjustments provided for in the agreement. In addition, in November 2003, the Company collected the $10 million indemnification holdback. The Company recognized a $268.5 million gain on the Remedy sale.

        From July through December 2002, as further described in Note 6, the Company also sold certain non-core product lines to raise additional capital and reduce operating expenses. In July 2002, the Company sold the assets related to its transportation management product line to Maximus, Inc. for approximately $7.4 million in cash. In July 2002, the Company sold the assets related to its facility management product line to Tririga Real Estate and Facilities LLC for approximately $4.9 million in cash. In December 2002, the Company sold the assets related to its telecommunication management product line to Symphony Services Corp. and its TSB Solutions, Inc. affiliate for approximately $2.6 million in cash. In December 2002, the Company sold the assets related to its on-line travel booking system to American Express Travel Related Services Company, Inc. for approximately $1.0 million in cash. The buyers of these non-core assets also assumed certain liabilities related to the assets purchased. The Company recognized gains of $15.3 million on these sales.

Obtaining Third-Party Financing

        In June 2002, Peregrine obtained approximately $49 million in net cash proceeds from Ableco Finance Corporation (an affiliate of Cerberus Capital Management) under a term loan agreement administered by Foothill Capital Corporation. In September 2002, the Company paid the outstanding term loan balance of $36.9 million in its entirety with the proceeds from the debtor-in-possession financing facility provided by BMC, as described below.

        In connection with its agreement to acquire the assets of the Company's Remedy business in September 2002, BMC agreed to provide the Company with an interim debtor-in-possession financing facility of up to $110 million. BMC also provided the Company with emergency initial funding in the aggregate amount of $3.5 million, which the Company needed at the end of September 2002 to meet payroll and other expenses. The maximum amount outstanding under the debtor-in-possession financing facility was $54 million, of which approximately $36.9 million was used to satisfy in full the balance of the Foothill loan, while $3.5 million was credited against the amount due for the emergency initial funding. The remaining proceeds were used to fund the Company's ongoing operating and administrative expenses until the Bankruptcy Court could consider the Remedy sale. In November 2002, the debtor-in-possession financing facility was paid off in its entirety with proceeds from the Remedy sale.

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

        On July 18, 2003, the Bankruptcy Court confirmed the Company's Reorganization Plan, effective August 7, 2003. Pursuant to the Reorganization Plan, all of the Company's shares of old common stock were cancelled at the close of business on the Plan Effective Date and the Company issued 15 million shares of new common stock to holders of its old notes, holders of its old common stock, securities claimants and other subordinated claimants. In addition, 2.7 million shares of new common stock were reserved for issuance under Peregrine's 2003 Equity Incentive Plan.

        Holders of the Company's 5.5% convertible subordinated notes, with a principal balance of $270 million, on the Plan Effective Date received certain distributions in connection with the Reorganization Plan, including new 6.5% senior notes due 2007, shares of the Company's new common stock and a cash payment of $86.5 million. An aggregate of $58.8 million in new senior notes was issued to old note holders and an aggregate of 9.5 million shares of the Company's new common stock, representing 63% of the 15.0 million shares of new common stock issued on the Plan Effective Date, was issued to old note holders.

        Holders of the Company's old common stock at the close of business on the Plan Effective Date, specified purchasers of the Company's old common stock who made claims against the Company based upon alleged violations of securities laws and other subordinated claimants, including certain former employees, officers and directors, became entitled to receive 4.9 million shares of the Company's new common stock, representing 33% of the 15.0 million shares of new common stock issued on the Plan Effective Date, in connection with the Reorganization Plan. The Reorganization Plan contemplated that the actual allocation of new common stock among the old stockholders, the securities litigation claimants and the subordinated claimants would be decided in a settlement among the constituencies. In November 2003, a settlement was reached and approved by the Bankruptcy Court.

        Pursuant to the terms of the settlement, 4.0 million shares of the Company's new common stock were issued to holders of the Company's old common stock, 0.7 million shares of the Company's new common stock were issued to the independent litigation trust described below, on behalf of the securities litigation claimants, and 0.2 million shares of the Company's new common stock were issued to specified subordinated claimants, including former employees, officers and directors, to satisfy their claims that the Company was bound to indemnify them against fees and costs incurred in legal proceedings against them. With respect to the 4.0 million shares of new common stock issued to holders of old common stock, each holder of the Company's old common stock received a pro rata amount of those shares based upon ownership of old common stock as of the Effective Date. Therefore, each old stockholder received one share of new common stock for every 48.7548 shares of old common stock previously owned. No fractional shares of new common stock were distributed. Pursuant to the Reorganization Plan, if a pro rata share called for the distribution of a number of shares of new common stock that was not a whole number, the number of shares that stockholder would be entitled to receive would be rounded down to the next whole number of shares. No cash or other consideration was paid in compensation for fractional shares.

        Under the Company's Reorganization Plan, an additional 0.6 million shares of new common stock, representing 4% of the 15.0 million shares of new common stock issued on the Effective Date, will be allocated between holders of old notes and holders of old common stock and the securities litigation claimants based on the resolution of the general unsecured claims pending against the Company. The status of general unsecured claims will be evaluated after our fiscal quarter ending December 31, 2004, to determine whether a full or partial distribution of the reserved shares is required under the terms of the Reorganization Plan. To the extent that holders of old common stock and securities litigation claimants as a group become entitled to receive any of these 0.6 million shares of new common stock, holders of old common stock would be entitled to receive 85% of such shares and the securities litigation claimants would be entitled to receive 15%.

        Under the Company's Reorganization Plan, all stock options issued prior to July 8, 2002 were forfeited and cancelled as of June 13, 2003. Any options granted under the Company's 1994 stock option plan on or after July 8, 2002 survived the bankruptcy and were converted into options to purchase new common stock under the 2003 Equity Incentive Plan, an amended and restated version of the Company's 1994 stock option plan. As a result of this conversion, options to purchase approximately 0.1 million new shares were issued to replace options to purchase approximately 3.9 million old shares. An aggregate of 2.7 million shares of new common stock were reserved for issuance under the 2003 equity incentive plan.

        Under the Company's Reorganization Plan, an independent litigation trust was established and initially funded with $3.2 million from the Company. With limited exceptions, the Company's potential rights, claims and causes of action against specified third parties, including any potential claims against the Company's former directors, officers or professional firms formerly engaged by it, were transferred to the litigation trust. The litigation trustee has the authority to prosecute, abandon, release, settle or otherwise dispose of any and all litigation claims at its discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the stockholder litigation, the Loran Group and Heywood Waga, must consent in advance to any release, settlement, compromise or liquidation of claims. Pursuant to a November 2003 settlement, holders of the Company's old common stock and the subordinated claimants waived their right to any cash proceeds from the trust, meaning that the securities claimants will receive 100% of any such proceeds. The $3.2 million placed in trust, as well as the estimated fair value of the 0.7 million new common shares received by the trust, has been charged to restructuring, impairments and other in the accompanying statement of operations during fiscal 2003 (see Note 14).

        As part of the bankruptcy process, approximately 1,200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Since August 2003, the Company has spent substantial time and money on the process of analyzing and, as appropriate, objecting to claims that it believes are without merit or asserted for an inflated amount. The Company has also begun negotiating settlements to various claims. This process is expected to continue for several months. Based on the Company's Reorganization Plan, any claims that the Company does not dispute or that are determined to be valid by the Bankruptcy Court after the Company has made an objection may be paid under one of two options, at the creditor's election: The Company may be required either to pay 70% of the amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments or it may be required to pay 100% of the amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. The Company has also agreed with some creditors to pay 65% of the amount of the claim on the date of settlement, and nothing more (see Note 22).

        The Company believes its cash on hand and operating cash flows will be sufficient to fund its operations and planned capital expenditures and to satisfy its scheduled non-trade payment obligations for at least the next 12 months. However, the Company's ability to generate adequate cash depends upon its future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting its operations, including factors beyond its control. The Company's business plan for fiscal 2005 contemplates the expenditure of a significant amount of cash for product development, infrastructure improvements and sales and marketing efforts, that are intended to position it to support its current operations and future growth.

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

Discontinued Operations

        As more fully described in Note 5, the historic consolidated financial statements of the Predecessor Company reflect its Remedy and SCE businesses as discontinued operations. The detailed results of operations and cash flows reflect only the results of continuing operations. Interest income and expense for discontinued operations relates to the financial instruments held by the respective businesses. No allocation was made of enterprise-level interest income or expense.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the determination of the worldwide income tax provision and associated liabilities, and the determination of whether fees are fixed or determinable and collection is probable.

Reorganization Under Chapter 11

        As described in more detail in Note 2, on September 22, 2002, Peregrine and Remedy filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Bankruptcy Court confirmed the Reorganization Plan on July 18, 2003 and it became effective on August 7, 2003. From the Petition Date until August 7, 2003, the Company operated the business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court.

        As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of SOP 90-7 for the reporting periods subsequent to the Petition Date. Pursuant to SOP 90-7, the financial statements have been prepared on a going concern basis that contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Predecessor Company was also required, among other things, to classify on the consolidated balance sheet, liabilities arising prior to the Petition Date that were subject to compromise separate from those that were not subject to compromise, as well as liabilities arising after the Petition Date. The Predecessor Company ceased accruing interest on certain liabilities arising prior to the Petition Date, as it did not expect to ultimately pay the interest. The liabilities affected by the Reorganization Plan were reported at the estimated allowed amounts under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items. Certain items directly associated with the Chapter 11 filing, primarily legal fees, will continue to be reported separately subsequent to the adoption of fresh-start reporting. Interest expense during the Chapter 11 proceedings was only accrued to the extent that it was paid during the proceedings or it was an allowed priority, secured or unsecured claim. For the 109 days ended July 18, 2003 and the year ended March 31, 2003, the Predecessor Company did not accrue contractual interest of $0.5 million and $1.7 million, respectively.

Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," (SOP 97-2), as amended by SOP 98-4 and SOP 98-9 and Staff Accounting Bulletins No. 101, "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition" issued by the Securities and Exchange Commission. Peregrine's revenue is derived principally from software product licensing and related services. The Company's standard end-user license agreement provides for an initial fee for use of the Company's products in perpetuity. License fees are generally recognized upon the granting of the license. Service revenue is composed of fees from maintenance (post-contract customer support and software updates), consulting services, and training services.

        Revenue from license agreements with direct customers are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; the fee is fixed or determinable; collection of the resulting receivable is deemed probable; risk of concession is deemed remote; and no other significant obligations of the Company exist. In certain circumstances, the Company may grant extended payment terms. If a payment is due more than ninety days after the license agreement is signed, the license fees are recognized as payments become due and payable provided all other conditions for revenue recognition are met. If provided in a license agreement, acceptance provisions generally grant customers a right of refund only if the licensed software does not perform in accordance with its published specifications. The Company believes the likelihood of non-acceptance in these situations is remote and generally recognizes revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance cannot be determined to be remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

        Revenue from maintenance services is recognized ratably over the contractual period, generally one year. Consulting revenue is primarily related to installation and implementation services for the Company's software products, which are most often performed on a time and materials basis under separate service agreements. Consulting services are not usually essential to the functionality of the software. Revenue from consulting and training services are recognized as the respective services are performed.

        For contracts with multiple obligations (e.g., current and future product delivery obligations, maintenance services or consulting and training services) the Company recognizes revenue using the residual method. Under the residual method, the Company allocates revenue to the undelivered elements of the contract based on vendor-specific objective evidence of their fair value. This objective evidence is the sales price of each element when sold separately or the annual renewal rate specified in the agreement for maintenance. The Company recognizes revenue allocated to undelivered products when all other criteria for revenue recognition have been met.

        The Company also derives revenue from the sale of its software licenses and maintenance services through distributors. Revenue from sales made through distributors is recognized when the distributors have sold the software licenses or services to their customers and the criteria for revenue recognition under SOP 97-2 are met. Revenue from maintenance services sold through distributors is recognized ratably over the contractual period with the end user.

Deferred Revenue

        Deferred revenue primarily relates to maintenance fees that have been billed by the Company in advance of the performance of these services. During fiscal 2004, the Company implemented additional procedures to ensure the timely billing and collecting of maintenance receivables. Such procedures include obtaining additional evidence of customers' intentions to renew annual maintenance prior to invoicing customers for renewals. Through the fourth quarter of fiscal 2004, the Company's practice was to invoice for maintenance renewals prior to obtaining such evidence and, as a result, maintenance related accounts receivable and associated deferred revenues were not included in the accompanying balance sheet until paid. As a result of the change in the Company's procedures and the adoption of fresh start reporting (see Note 1), the accounts receivable and deferred revenue balances at March 31, 2004 are not necessarily comparable to those at March 31, 2003.

        Revenue from maintenance fees is recognized ratably over the term of the maintenance period, which is generally one year. In addition, certain license fees have been prepaid by customers and deferred by the Company until all the required revenue recognition criteria have been satisfied (e.g., expiration of exchange rights or delivery of all licensed products). In addition, revenue related to prepayments from third-party distributors is deferred until the associated product or service is sold through to the end-user.

Cost of Revenue

        Cost of licenses consists primarily of third-party software royalties, product packaging, documentation and production and distribution costs. Cost of maintenance services consists primarily of personnel, facilities and system costs related to technical support services. Cost of consulting and training services consists primarily of personnel, facilities and system costs related to the delivery of consulting and training services to customers.

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

        The performance of numerous third-party partners can also affect the Company's ability to collect receivables. In addition to selling directly to end-user customers, Peregrine partners with various third parties in delivering its solutions to end-user customers. Third-party alliance partners work closely with the Company in delivering Peregrine's solutions to a wide variety of customers. Sales associated with the Successor Company's partnering relationship with IBM accounted for approximately 18% of license revenue for the 257 days ended March 31, 2004. Sales associated with the Predecessor Company's partnering agreement with IBM accounted for 8% and 22% of license revenue for the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively.

        As of March 31, 2004 and 2003, the Company had cash deposits in federally-insured financial institutions in excess of the federally-insured limits. Management believes the Company is not exposed to significant risk due to the financial position of the depository institutions in which those deposits are held.

Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash equivalents primarily consist of overnight money market accounts, time deposits, commercial paper and government agency notes. The carrying amount reported for cash and cash equivalents approximates its fair value. Time deposits, including certificates of deposit, amounted to $47.0 million and $142.0 million at March 31, 2004 and 2003, respectively.

        The Company had restricted cash of $4.7 million and $29.9 million at March 31, 2004 and 2003, respectively. The restricted cash was primarily used to secure certain real property leases, equipment lease obligations and the liability to Motive (see Note 18).

Allowance for Doubtful Accounts

        The Company makes estimates regarding the collectibility of its accounts receivable. The Company evaluates the adequacy of the allowance for doubtful accounts by analyzing specific accounts receivable balances, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment cycles. Material differences may result in the amount and timing of expense for any period if management were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required. The Successor Company recognized a $2.0 million benefit from the reduction of the allowance for doubtful accounts for the 257 days ended March 31, 2004. The Predecessor Company recognized a $0.4 million and a $7.1 million benefit from the reduction of the allowance for doubtful accounts for the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively. In fiscal 2002, the Predecessor Company recognized bad debt expense of $8.4 million.

Fair Value of Financial Instruments

        The carrying value of certain of the Company's financial instruments, including other current assets, accounts payable and factor arrangements approximates fair value because of their short maturities. The public trading value of the Company's convertible subordinated notes payable was significantly lower than the carrying value as of March 31, 2003 because Peregrine was operating under Chapter 11. The notes were settled during fiscal 2004 as part of the Company's Reorganization Plan (see Note 2) through the issuance of $58.8 million of Senior Notes, the carrying value of which approximates fair value as of March 31, 2004.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Life
Furniture and fixtures	5 years
Equipment	3-5 years
Software	3 years
Leasehold improvements	Shorter of estimated useful life or lease term

        Maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations for the applicable period.

Internal-use Software

        Costs incurred to develop internal-use software during the application development stage are capitalized and reported at the lower of cost or fair value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation, and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over three years.

        We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

        The Company's only indefinite-lived intangible asset is goodwill, which was recognized on July 18, 2003 in accordance with fresh-start reporting (see Note 1). In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company considers and measures goodwill for impairment, if any, at least annually, and impairments are charged to the results of operations.

        Intangible assets that have definite lives consist of developed technology, trademarks and trade names, customer contracts, and customer lists and were also recognized on July 18, 2003 in accordance with fresh-start reporting (see Note 1). Intangible assets that have definite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value is not recoverable and exceeds its fair value.

Long-lived Assets

        The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS 144). SFAS 144 establishes procedures for review of recoverability, and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset grouping.

Investments

        Investments are being accounted for using the cost method, as the Company's ownership interest in each of the investments has been less than 20% and the Company does not have significant influence. Investments are reviewed for impairment whenever events or circumstances indicate the carrying value is not recoverable.

        The Company's investments are primarily in companies whose operations are not yet sufficient to establish them as profitable. The Company has incurred impairments on some of these investments. Adverse changes in market conditions or poor operating results of underlying investments could result in additional future losses or an inability to recover the carrying value of these investments.

Capitalized Computer Software and Research and Development Expenses

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. The Company establishes technological feasibility in accordance with SFAS 86 using the working model method. During the three-year period ended March 31, 2004, no software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal.

        Research and development costs, including the design of product enhancements, are expensed as incurred and consist primarily of salaries, benefits and allocated overhead costs.

Advertising Costs

        The Company expenses advertising costs as incurred. For the Successor Company, advertising costs totaled $2.2 million for the 257 days ended March 31, 2004. The Predecessor Company had advertising costs of $1.0 million, $3.4 million and $15.9 million for the 109 days ended July 18, 2003 and the fiscal years ended March 31, 2003 and 2002, respectively.

Foreign Currency Translation and Risk Management

        Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the weighted-average exchange rate for each reporting period. Translation gains or losses of the Company's foreign subsidiaries are not included in operations but are reported as other comprehensive income (loss). The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions denominated in other than the functional currency of the Company's foreign operations are included in the results of operations.

Income Taxes

        Deferred taxes are accounted for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the Company's opinion, it is more likely than not that some or all of the deferred tax assets will not be realized (see Note 16).

Computation of Net Income (Loss) Per Share

        Computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the Company to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity and debt securities. For the 257 days ended March 31, 2004, the Successor Company's diluted net loss per share excludes the effect of approximately 0.3 million shares issuable under employee stock options, because inclusion would not be dilutive. For the fiscal years ended March 31, 2003 and 2002, the Predecessor Company's diluted net loss per share excludes the effect of approximately 20.1 million and 42.1 million shares, respectively, issuable under employee stock options; and 10.8 million and 10.8 million shares, respectively, issuable upon conversion of the convertible subordinated notes due November 2007, as inclusion would not be dilutive.

        A reconciliation of the numerator and denominator for the basic and diluted income per share from continuing operations calculations for the Predecessor Company for the 109 days ended July 18, 2003 is presented below (in thousands):

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

        A similar reconciliation is not provided for the Successor Company for the 257 days ended March 31, 2004 or for the Predecessor Company for the years ended March 31, 2003 and 2002 as the Company had losses from continuing operations during those periods and potentially dilutive securities were antidilutive.

Recapitalization

        Pursuant to the Reorganization Plan, the Company was recapitalized effective as of August 7, 2003. In accordance with the Reorganization Plan, 15.0 million new shares were issued and 2.7 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of the Company's old common stock received 4.0 million new shares, or one share of the Company's new common stock for every 48.7548 shares of the Company's old common stock held. In accordance with SOP 90-7, historical shares and per share amounts of the Predecessor Company have not been restated to reflect this recapitalization since the Successor Company is considered a new reporting entity.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation" (SFAS 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123."

        The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Successor Company	Predecessor Company
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003	Year Ended March 31, 2002
Net (loss) income as reported	$(17,868)	374,189	$30,859	$(2,031,393)
Add: Stock-based employee compensation expense included in reported net (loss) income net of related tax effects	—	551	54,366	58,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,731)	(597)	(182,031)	(138,461)

Pro forma net (loss) income	$(19,599)	$374,143	$(96,806)	$(2,111,292)

Net (loss) income per share:
Basic—as reported	$(1.19)	$1.91	$0.16	$(11.36)
Basic—pro forma	$(1.31)	$1.91	$(0.50)	$(11.80)
Diluted—as reported	$(1.19)	$1.82	$0.16	$(11.36)
Diluted—pro forma	$(1.31)	$1.82	$(0.50)	$(11.80)

        In November 2002, the Predecessor Company completed the sale of its Remedy business (see Note 5), which accelerated the recognition of substantially all deferred compensation charges related to stock options. The compensation charge included in reported net income for fiscal 2003 related to that acceleration totaled approximately $24.4 million.

Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents other comprehensive income (loss) in its consolidated statements of stockholders' equity (deficit) and comprehensive income (loss).

Recent Accounting Pronouncements

        In connection with the Company's adoption of fresh-start reporting, it was required to adopt all changes in accounting principles that were required within the twelve-month period following fresh-start adoption. No such accounting principles were required to be adopted.

Reclassifications and Revisions

        Certain amounts previously reported have been reclassified to conform to the current presentation, including deferred tax assets and income tax receivables.

        During the preparation of the financial statements for the 257 day period ended March 31, 2004, the Company noted that it included proceeds from certain investments sales of $1.9 million and $5.4 million as operating cash flows during the quarter ended June 30, 2003 and the 109 days ended July 18, 2003, respectively, as previously filed in Current Reports on Form 10-Q for the fiscal 2004 periods. The accompanying Statement of Cash Flows for the 109 days ended July 18, 2003 appropriately classifies such proceeds as investing cash flows.

        Also during the preparation of the financial statements for the 257 day period ended March 31, 2004, the Company noted that in its previously filed Annual Report on Form 10-K for the year ended March 31, 2003, it had classified foreign currency exchange rate effects on various working capital changes of $11.3 million during the year ended March 31, 2003 as the effect of exchange rate changes on cash rather than operating cash flows. The accompanying Statement of Cash Flows appropriately classifies such changes as operating cash flows.

4. Business Combinations

        In April 2001, Peregrine completed the acquisition of Extricity, Inc. (Extricity), a provider of business-to-business relationship management software. Peregrine issued approximately 8.5 million shares of its common shares (excluding approximately 0.7 million shares of common stock issuable upon exercise of options assumed in connection with the acquisition) in exchange for all of the outstanding shares of Extricity for a total purchase price, including merger related costs, of approximately $185.2 million.

        In August 2001, Peregrine completed the acquisition of Remedy Corporation (Remedy), a supplier of information technology service management and customer relationship management solutions. Peregrine issued approximately 28.3 million shares of its common stock (excluding approximately 12.0 million shares of common stock issuable upon exercise of options assumed in connection with the acquisition) and paid approximately $283.4 million in cash in exchange for all of the outstanding shares of Remedy for a total price, including merger-related costs, of approximately $1.4 billion.

        During fiscal year 2002, Peregrine also completed the acquisition of substantially all the assets of Xtra On-Line Corporation (XOL), eRevenue, Inc. and Bodha, Inc. Peregrine issued approximately 0.4 million shares of its common stock in exchange for substantially all of the assets of the companies for a total purchase price, including merger-related costs, of approximately $9.7 million.

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

        Acquired in-process research and development is expensed if technological feasibility of the in-process research and development has not yet been established and the technology has no alternative future use. Accordingly, the acquired in-process research and development for the Extricity and Remedy acquisitions was expensed and is included in discontinued operations.

        Remedy net assets acquired included approximately $53 million of developed technology and a customer base intangible asset of approximately $125 million.

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

SCE Business

        In February 2002, Peregrine's Board of Directors approved management's plans to discontinue the operations and business of the Company's SCE business. In accordance with APB 30, Peregrine has reported the results of operations of the SCE business as discontinued operations. The SCE business primarily comprised assets acquired in the Harbinger and Extricity transactions and offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned Peregrine Connectivity subsidiary (the SCE business) to PCI International, Inc. (PCI), an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash, before transaction costs, resulting in a loss on disposal of $47.8 million, including a $13.9 million accrual at March 31, 2002 for the estimated fiscal 2003 loss from operations during the phase-out period. The Company also licensed to PCI certain intellectual property rights acquired in the Extricity acquisition in connection with the sale of the SCE business.

        Operating results of SCE are presented below (in thousands):

	Predecessor Company
	Year Ended March 31,
	2003	2002
Revenue	$19,575	$123,921
Impairments and amortization	—	(412,961)
Operating costs and expenses	(30,032)	(150,082)
Phase-out loss accrual	13,881	—
Interest income (expense), net	(41)	851
Income taxes	(45)	82

Income (loss) from operations	3,338	(438,189)
Loss on disposal, net of income taxes of $0	(1,925)	(47,820)

Income (loss) from discontinued operations	$1,413	$(486,009)

        All remaining assets and liabilities of SCE were current at March 31, 2003. Assets of $6.0 million consist primarily of accounts receivable and liabilities of $1.2 million consist primarily of trade payables. In connection with the Company's adoption of fresh-start reporting (see Note 1) remaining assets of $2.0 million were reclassified to other assets and collected during the 257 day period ended March 31, 2004. Trade payables were settled in connection with the bankruptcy proceedings.

        Net cash provided by (used in) activities of SCE is provided below (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31
		2003	2002
Income (loss) from discontinued operations (including loss on disposal)	$—	$1,413	$(486,009)
Depreciation	—	—	4,817
Impairment and amortization of goodwill and intangibles	—	—	412,961
Loss on disposal of discontinued operations	—	1,925	47,820
Proceeds from sales of discontinued operations	—	33,149	—
Changes in operating assets and liabilities of discontinued operations	4,000	(41,735)	(11,179)
Cash provided by investing activities (primarily acquisitions of the SCE businesses paid for with the Company's stock)	—	—	10,316
Cash used in financing activities	—	(647)	(3,952)

Net cash provided by (used in) discontinued operations	$4,000	$(5,895)	$(25,226)

Remedy Business

        In September 2002, the Company entered into an agreement (Sale Agreement) with BMC pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to adjustments as provided for in the Sale Agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million as an indemnification holdback of $10 million of the sale's proceeds was placed into escrow by BMC and released to the Company in November 2003 as specified in the Sale Agreement.

        Operating results of Remedy are presented below (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31,
		2003	2002
Revenue	$252	$125,752	$158,865
Impairments and amortization	—	(22,991)	(788,376)
Operating costs and expenses	—	(109,790)	(148,334)
Interest income (expense), net	—	(2,118)	3,290
Income taxes	—	(3,219)	(3,767)

Income (loss) from operating activities	252	(12,366)	(778,322)
Gain on disposal, net of income tax expense of $16,497	—	268,517	—

Income (loss) from discontinued operations	$252	$256,151	$(778,322)

        Predecessor Company revenue for the 109 days ended July 18, 2003 relates to the collection of a trade receivable that had extended payment terms.

        All remaining assets and liabilities of Remedy were current at March 31, 2003. Assets of $8.2 million consist primarily of the indemnification holdback and trade receivables partially reduced by payments due to BMC. Liabilities of $12.2 million consist primarily of tax-related payables. In connection with the Company's adoption of fresh-start reporting (see Note 1) remaining assets of $10 million consisting of the indemnification holdback was reclassified to other assets and was collected during the 257 days ended March 31, 2004. Tax-related payables were reclassified to accrued liabilities.

        Net cash (used in) provided by activities of Remedy is provided below (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31
		2003	2002
Income (loss) from discontinued operations (including gain on disposal)	$252	$256,151	$(778,322)
Depreciation	—	16,325	6,328
Impairment and amortization of goodwill and intangibles	—	17,442	813,675
Gain on disposal of discontinued operations		(268,517)	—
Proceeds from sales of discontinued operations		338,281	—
Payment of purchase price adjustment on sale of discontinued operations	(7,224)	—	—
Changes in operating assets and liabilities of discontinued operations	5,537	30,213	13,862
Cash used in investing activities (primarily the acquisition of Remedy paid for with the Company's stock)	—		(79,716)

Net cash (used in) provided by discontinued operations	$(1,435)	$389,895	$(24,173)

Summary of SCE and Remedy

        The following is a summary of the components of the discontinued operations amounts presented in the financial statements (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003
	SCE	Remedy	Total
Income from operating activities	$—	$252	$252

Income from discontinued operations	$—	$252	$252

Net cash provided by (used in) discontinued operations	$4,000	$(1,435)	$2,565

	Predecessor Company
	March 31, 2003
	SCE	Remedy	Total
Assets of discontinued operations	$6,000	$8,171	$14,171

Liabilities of discontinued operations	$1,200	$12,178	$13,378

Income (loss) from operating activities	$3,338	$(12,366)	$(9,028)
Gain (loss) on disposal	(1,925)	268,517	266,592

Income from discontinued operations	$1,413	$256,151	$257,564

Net cash (used in) provided by discontinued operations	$(5,895)	$389,895	$384,000

	Predecessor Company
	March 31, 2002
	SCE	Remedy	Total
Loss from operating activities	$(438,189)	$(778,322)	$(1,216,511)
Accrual of phase-out losses and loss on disposal	(47,820)	—	(47,820)

Loss from discontinued operations	$(486,009)	$(778,322)	$(1,264,331)

Net cash (used in) provided by discontinued operations	$(25,226)	$(24,173)	$(49,399)

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

        In July 2002, the Company sold the assets related to its facility management product line to Tririga Real Estate and Facilities LLC for approximately $4.9 million in cash. Proceeds from the transaction were used to pay down the Foothill loan (see Note 13). Tririga also assumed certain liabilities related to the facility management product line. A gain on the sale of $6.4 million was recognized in fiscal 2003.

        In December 2002, the Bankruptcy Court approved the sale of the Company's assets related to its telecommunication management product line to Symphony Services Corp. and its TSB Solutions, Inc. affiliate for approximately $2.6 million in cash. Symphony Services also assumed certain liabilities related to the telecommunication management product line. A gain on the sale of $0.6 million was recognized in fiscal 2003.

        In December 2002, the Bankruptcy Court approved the sale of the Company's assets related to its on-line travel booking system to American Express Travel Related Services Company, Inc. (Amex) for approximately $1.0 million in cash. In addition, Amex reimbursed the Company approximately $1.4 million for amounts expended in the development of enhancements to the travel management product line through the closing. A gain on the sale of $0.3 million was recognized in fiscal 2003.

        The total gain from sales of non-core product lines of $15.3 million is included in restructuring, impairments and other in the consolidated statement of operations for the fiscal year ended March 31, 2003. The revenue related to these non-core product lines is not material to the Company's consolidated results of operations.

7. Investments

        The Company invested in several companies with which it has business relationships for aggregate consideration of approximately $19.3 million during fiscal year 2002. The Company has made no investments subsequent to March 31, 2002. Certain of these investments contemplated collaboration on sales, marketing and distribution efforts, and in the development of software products and services related to the Company's businesses. These investments are accounted for using the cost method because the Company does not have significant influence on the management of the companies in which it invested.

        The Company evaluates potential impairment of these investments at the end of each quarterly reporting period. When events and circumstances indicate that the carrying value of an investment exceeds its fair value, the carrying value is reduced through an impairment charge. Impairment charges related to these investments were approximately $0.9 million and $32.3 million in fiscal years ended March 31, 2003 and 2002, respectively. The Company has not recorded any impairment charges to investments subsequent to March 31, 2003.

        The Company sold certain of these investments during the 109 days ended July 18, 2003, which resulted in a gain of approximately $1.2 million.

        In accordance with fresh-start reporting, the Successor Company adjusted the carrying value of these investments to their fair value on July 18, 2003, which resulted in an increase of $3.1 million to the carrying value.

        The carrying value of these investments totaled $3.2 million and $6.7 million at March 31, 2004 and 2003, respectively, and is included in investments and other assets in the consolidated balance sheets.

8. Impairment of Goodwill and Long-lived Assets

        During late 2000, technology stock prices began a steep decline, particularly in the e-commerce sectors. In early 2001 it became apparent to the Company that the economic downturn would continue and that technology spending, particularly in the e-commerce and enterprise resource planning environments, would drop sharply in 2001.

        The macroeconomic environment remained weak throughout the Company's major markets during fiscal 2002 and was further damaged by the events of September 11, 2001. Accordingly, in the second quarter of fiscal 2002 the Company updated its cash flow analyses related to the SCE business segment and recorded a $222.0 million goodwill impairment charge which is included in discontinued operations in the consolidated statement of operations. The Company decided to dispose of the SCE business segment in the fourth quarter of fiscal 2002 and recorded a $121.7 million impairment charge related to goodwill and identifiable intangibles, which is included in discontinued operations in the consolidated statement of operations (see Note 5).

        Due to the continued weakness in technology spending and the decline in the Company's stock price since the acquisition of Remedy in August 2001 (see Note 4), the Company prepared cash flow analyses related to the remainder of the long-lived assets and enterprise goodwill in the fourth quarter of fiscal 2002. Based on the analyses, the Company recorded a $1.1 billion goodwill impairment charge and a $33.6 million impairment charge for identifiable intangible assets. Of the impairment provision, $382.3 million was charged to continuing operations. The remainder of the impairment provision, $788 million, related to goodwill attributable to the Remedy business and is included in discontinued operations in the consolidated statement of operations. Intangible assets remaining at March 31, 2002 after the impairment charge consisted of the Remedy intangible assets, which were subsequently disposed of in connection with the Remedy sale in 2003.

        In fiscal 2003, the Company significantly reduced its work force. As a result, the Company had substantial excess fixed assets and facilities, which it abandoned or sold for minimal consideration. Fiscal 2003 restructuring, impairments and other expenses include charges of $34.7 million for the abandonment of fixed assets and a $0.9 million impairment charge for identifiable intangible assets (see Note 14).

9. Liabilities Subject to Compromise

        The term liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings except for those that will not be impaired under the Reorganization Plan (see Note 1). These amounts represented the Company's estimate of known and potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. These claims were subject to future adjustments during the bankruptcy proceedings. Adjustments resulted from settlements, actions of the Bankruptcy Court such as reclassification of claims, rejection of executory contracts and unexpired leases, the determination of the value of any collateral securing claims, proofs of claim or other events. Payment terms for these amounts were established in connection with the Chapter 11 proceedings.

        Liabilities subject to compromise at July 18, 2003 were settled or reclassified to appropriate financial statement captions based on the settlement terms specified in the Reorganization Plan.

        Liabilities subject to compromise for the Predecessor Company consisted of the following (in thousands):

	Predecessor Company July 18, 2003	Predecessor Company March 31, 2003
Bank loans—factor arrangements	$28,156	$35,847
Motive claim	26,944	26,944
General unsecured claims	63,113	63,113
Stockholder litigation settlement	18,821	18,821
Convertible subordinated notes, including accrued interest	287,615	282,994

Liabilities subject to compromise	424,649	427,719
Effects of Reorganization Plan (see Note 1)	(424,649)	—

Liabilities subject to compromise	$—	$427,719

10. Balance Sheet Components

        Other current assets consist of the following (in thousands):

	Successor Company	Predecessor Company
	March 31, 2004	March 31, 2003
Amounts due under installment contracts (recognized on balance sheet in connection with fresh-start reporting—see Note 1)	$4,961	$—
Refundable income taxes	1,993	2,385
Prepaid expenses and other	2,681	6,849

	$9,635	$9,234

        Property and equipment, net consists of the following (in thousands):

	Successor Company	Predecessor Company
	March 31, 2004	March 31, 2003
Furniture and equipment	$4,540	$24,099
Leasehold improvements	4,433	6,264
Software	1,815	7,058

	10,788	37,421
Less accumulated depreciation and amortization	(3,281)	(26,089)

	$7,507	$11,332

        Depreciation and amortization expense of property and equipment of the Successor Company totaled $3.1 million for the 257 days ended March 31, 2004. Depreciation and amortization expense of property and equipment of the Predecessor Company totaled $1.9 million, $14.9 million and $17.4 million, for the 109 days ended July 18, 2003 and for the fiscal years ended March 31, 2003 and 2002, respectively.

        Identifiable intangible assets of the Successor Company consist of the following at March 31, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
Developed technology	$53,400	$6,900	$46,500	5-6 years
Trademarks and trade names	6,900	972	5,928	5 years
Customer contracts	33,600	3,944	29,656	6 years
Customer lists	31,200	4,395	26,805	5 years

	$125,100	$16,211	$108,889

        Amortization expense of identified intangible assets of the Successor Company totaled $16.2 million for the 257 days ended March 31, 2004. The weighted-average amortization period of identifiable intangibles is 5.5 years at March 31, 2004.

        Estimated amortization expenses for the fiscal years ending March 31 are as follows (in thousands):

2005	$23,017
2006	23,017
2007	23,017
2008	23,017
2009	13,861
Thereafter	2,960

$108,889

        Investments and other assets consist of the following (in thousands):

	Successor Company	Predecessor Company
	March 31, 2004	March 31, 2003
Investments (see Note 7)	$3,158	$6,697
Notes receivable	—	638
Deposits	1,329	2,046
Other	487	1,108

	$4,974	$10,489

        Accrued expenses consist of the following (in thousands):

	Successor Company	Predecessor Company
	March 31, 2004	March 31, 2003
Employee compensation	$9,427	$12,478
Commissions	2,800	1,838
Taxes (see Note 5)	38,979	20,506
Interest	435	—
Restructuring (see Note 14)	1,125	5,880
Professional fees	2,370	19,565
Reorganization items (see Note 15)	5,343
Other	4,975	17,074

	$65,454	$77,341

11. Related Party Transactions

Agreement with Seneca Financial

        Seneca Financial Group, Inc. (Seneca Financial) provided services to the equity committee, which represented the holders of Predecessor Company's common stock in connection with the bankruptcy proceedings. James Harris is the founder and president of Seneca Financial and has been a director of Peregrine since August 2003. The Successor Company incurred professional fees of $0.3 million for the 257 days ended March 31, 2004 and the Predecessor Company incurred professional fees of $0.5 million and $0.1 million for the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively, in connection with services provided by Seneca Financial to the Equity Committee. The Predecessor Company owed Seneca Financial $0.1 million as of March 31, 2003.

Agreement with JMI Aviation

        From August 2001 to August 2002, Peregrine maintained an Aircraft Management Agreement with JMI Aviation, LLC (JMI Aviation). JMI Aviation is an entity affiliated with John Moores, who was one of Peregrine's directors during that time. Under the agreement, Peregrine engaged JMI Aviation to provide management services intended to assist the Company in the operation of the aircraft that the Company leased starting in December 2001. These services included selecting flight personnel, handling aircraft maintenance, communicating with the Federal Aviation Administration (FAA), and managing the overall scheduling, record-keeping and operation of the aircraft. For the year ended March 31, 2003, the Company paid JMI Aviation approximately $0.6 million. The agreement was terminated in August 2002 when the aircraft lease was terminated.

12. Senior Credit Facility

        In August 2001, Peregrine entered into a $150 million short-term loan facility with a syndicate of financial institutions. In October 2001, Peregrine replaced this facility with a $150 million three-year revolving line of credit, also with a syndicate of financial institutions. This facility was secured by a pledge of certain tangible and intellectual property assets and interests in the outstanding capital stock of some of the Company's domestic and foreign subsidiaries. Borrowings bore interest at the higher of (a) the prime interest rate or (b) one-half of one percentage point above the Federal Funds effective rate. The interest rate on borrowings under this facility ranged from 3.95% to 4.25%.

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

13. Notes Payable

        Notes payable consist of the following at March 31, 2004 (in thousands):

Successor Company
6.5% Senior Notes due 2007, unsecured, interest at 6.5%, payable in eight equal semi-annual principal payments plus interest in arrears beginning February 15, 2004 and concluding August 15, 2007	$51,450
Factor loans payable to banks, underlying Predecessor Company installment contracts of $4.9 million pledged as collateral, non-interest bearing, net of imputed interest of $0.1 million at 8%, payable to bank from proceeds of receivable collections	4,748
General bankruptcy claims, unsecured, interest at applicable federal judgment rate, net of imputed interest of $1.2 million at rates ranging from 6.7 to 8%, payable in four equal annual installments plus applicable interest beginning August 7, 2004 and concluding August 7, 2007	8,602
Motive settlement, unsecured, non-interest bearing, net of imputed interest of $0.6 million at 8%, payable in four annual installments of $1.25 million, beginning August 7, 2004 and concluding August 7, 2007	4,355
Note payable to vendor, unsecured, interest at 5.9%, payable in quarterly principal and interest payments scheduled through January 2005	165

Total notes payable	69,320
Less current portion	22,853

Notes payable, net of current portion	$46,467

        Maturities of notes payable are as follows (in thousands):

Year Ended March 31,
2005	$23,420
2006	18,398
2007	18,398
2008	11,049

Total	71,265
Less: Amounts representing imputed interest	(1,945)

Total present value at March 31, 2004	$69,320

6.5% Senior Notes due 2007

        As part of the Reorganization Plan and in order to settle certain bankruptcy claims, the Company issued unsecured notes in the amount of $58.8 million. The notes bear interest at 6.5% and require eight equal semi-annual principal payments, plus interest in arrears, beginning February 15, 2004 and concluding August 15, 2007. The notes may be prepaid at any time; however, a premium of 2% is required if repayment occurs before February 15, 2006. The senior notes are general unsecured obligations, which rank senior in right of payment to all existing and future subordinated indebtedness and pari passu in right of payment with all current and future unsubordinated indebtedness (see Note 2). The note agreement requires the Company to make an offer to redeem the notes in the event of a change in control at 101% of the principal amount plus accrued and unpaid interest. The note agreement also restricts the Company's ability to pay dividends, repurchase stock, incur additional indebtedness and sell assets.

Factor Loans

        Beginning in 1999, Peregrine entered into accounts receivable financing facilities (Factoring Agreements) with several financial institutions (Factoring Banks). Under these arrangements, the Factoring Banks extended the Company loans secured by certain Peregrine accounts receivable. The Company has treated these Factoring Agreements as secured borrowings. The balances outstanding under the Factoring Agreements were $4.8 million and $35.8 million, net of unamortized discounts of $0.1 million and $2.0 million, at March 31, 2004, and 2003, respectively, and are included as notes payable at March 31, 2004 and as liabilities subject to compromise at March 31, 2003.

        The discount is amortized to interest expense over the term of the related loan using the effective interest method. The amounts amortized were $0.4 million, $0.3 million, $6.8 million and $11.3 million during the 257 days ended March 31, 2004, the 109 days ended July 18, 2003 and the fiscal years ended March 31, 2003 and 2002, respectively.

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

        On December 30, 2002, the Bankruptcy Court approved interim payments to the Factoring Banks of approximately $43.6 million. As consideration for the interim payments, the Factoring Banks agreed to conditionally waive a portion of the $1 million forbearance fee provided for in the Forbearance Agreement and any and all default interest that might have been payable under the agreement. Under the terms of the Bankruptcy Court's order, the Company, Remedy and all other parties in interest preserved all of their rights and remedies with respect to the avoidance or set-aside of the Forbearance Agreement. All matters related to this payment were settled as part of the approved Reorganization Plan in August 2003 (see Note 2).

Bankruptcy Claims

        As part of the Reorganization Plan and in order to settle certain bankruptcy claims, the Company agreed to make future settlement payments totaling $9.8 million (excluding imputed interest of $1.2 million) (see Note 2). The claims are unsecured obligations of the Company and bear interest ranging from zero to the federal judgment rate. The payments are due annually every August through 2007.

Motive Settlement

        The Company agreed to pay $5.0 million as part of a settlement of a lawsuit filed by Motive Communications, Inc. in September 2002 against Peregrine, Remedy and certain of the Company's former officers claiming, among other things, that it was fraudulently induced into licensing software to the Company (see Note 18).

Other

        In June 2002, the Company entered into a loan and security agreement with Foothill Capital Corporation (Foothill Loan), acting as arranger and administrative agent, and Ableco Finance LLC (an affiliate of Cerberus Capital Management), as lender. The arrangement included a term loan facility and a revolving loan facility. The term loan facility was payable interest only on a monthly basis, with the entire principal balance, together with all accrued but unpaid interest, due and payable on or before December 31, 2003. The term loan facility also provided for mandatory repayments from the proceeds of asset dispositions, other than proceeds from the sale of the Company's Harbinger subsidiary to Golden Gate Capital LLC. The Company's payment obligations were secured by a lien on substantially all of the assets of Peregrine and its subsidiaries that were parties to the agreements. The term loan facility allowed Peregrine to borrow as much as $56 million. Peregrine borrowed the full amount available under the term loan facility and received proceeds of approximately $49 million after fees and expenses. It paid off these borrowings under the term loan facility in September 2002, in connection with the sale of the Remedy business to BMC, as described below. The revolving loan facility was never activated.

        In connection with the Remedy sale, BMC provided an interim debtor-in-possession (DIP) financing facility to the Company for as much as $110 million in borrowings. Of the $110 million, $10 million was reserved for any break-up fee due to BMC if the sale of Remedy was not consummated, and the Company was only permitted to draw down $60 million of the balance of available borrowings until a sales bidding procedures order was entered by the Bankruptcy Court. To secure the Company's payment obligation under the facility, BMC was granted first priority security interests and liens in substantially all of the Company's assets, subject to certain permitted liens including the Factoring Banks' liens in certain purchased accounts and, to a limited extent, the liens for the Foothill Loan. BMC also provided emergency initial funding to the Company of $3.5 million on September 20, 2002. The Bankruptcy Court approved the DIP facility and the sale of Remedy to BMC. The Company drew down approximately $54 million under the DIP facility, of which approximately $36.9 million was used to satisfy in full the outstanding balance of the Foothill Loan and $3.5 million was credited against the amount due under BMC's emergency pre-petition loan to the Company. The Company's obligations to BMC under the DIP facility were fully satisfied as an offset against the purchase price for Remedy when the Remedy sale closed on November 20, 2002.

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

        Costs incurred to issue the debt, including commissions, were capitalized as debt issuance costs and were being amortized to interest expense over the term of the related debt using the effective interest method. As a result of the Company's Chapter 11 filing in September 2002, the unamortized balance of $5.4 million was charged to reorganization items in the consolidated statement of operations (see Note 15).

        From the time the Company filed for bankruptcy protection in September 2002 until July 18, 2003, the Company did not pay its scheduled interest payments. During this period the Company continued to accrue interest on the Convertible Notes not to exceed the allowed claim amount in bankruptcy proceedings. The principal balance of $270 million, plus the unpaid accrued interest of $13.0 million, is included in liabilities subject to compromise at March 31, 2003 (see Note 9).

14. Restructuring, Impairments and Other

        Restructuring, impairments and other consist of the following (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31, 2003	Year Ended March 31, 2002
Impairment of goodwill, identifiable intangible assets and investments (see Note 8)	$—	$928	$414,595
Gain on sale of investments (see Note 7)	(1,239)	—	—
Gain on sale of non-core product lines (see Note 6)	—	(15,318)	—
Loss from abandoned fixed assets	—	34,692	—
Loss from abandoned leases (see Note 8)	—	33,295	—
Employee severance	—	19,813	—
Stockholder litigation settlement	—	18,821	—

	$(1,239)	$92,231	$414,595

        For the 109 days ended July 18, 2003 of the Predecessor Company, restructuring, impairments and other represented a gain realized upon the sale of certain minority investments in other companies.

        During the first quarter of fiscal 2002, the Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and focus operations on the core market. Employee severance charges include amounts paid to former employees of the Predecessor Company who were laid off during the quarter ended June 30, 2002 in connection with the Company's downsizing. Employees in the U.S. generally received one week's severance upon termination and employees outside the U.S., primarily in Europe, received benefits determined by local law and custom. Amounts were expensed when the employees were notified of their termination, as management had not approved a detailed restructuring plan that would allow the accrual of employee severance payments prior to employee termination notification. All employees receiving payments included in the employee severance charge were terminated by March 31, 2003.

        In fiscal 2003, the Company also decided to abandon numerous leased facilities in both domestic and foreign locations and recorded a $33.3 million restructuring charge related to abandoned leases. At March 31, 2003, the remaining restructuring accrual was $5.9 million, which related primarily to foreign lease settlements. In the twelve-month period ended March 31, 2004, the Company paid or otherwise settled approximately $4.8 million of accrued lease termination costs, leaving a balance of $1.1 million in the restructuring accrual at March 31, 2004. The remaining accrual will be paid during fiscal 2005.

        For the fiscal year ended March 31, 2003, the $18.8 million of stockholder litigation expenses of the Predecessor Company consisted of $3.2 million in cash to be paid to a litigation trust for securities claimants, $12.2 million in fair value of shares of Successor Company common stock issued to the securities claimants, and $3.4 million in fair value of shares of Successor Company common stock to be issued to specified subordinated claimants, including former and current employees, officers and directors, to satisfy their indemnification claims (see Notes 2 and 22).

15. Reorganization Items

        As described in Notes 1 and 2, on September 22, 2002, the Company and a subsidiary filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code and as a result the Company's financial reporting has been subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items. Reorganization items, net for the Successor Company consists entirely of professional fees directly related to the bankruptcy filing. Reorganization items, net for the Predecessor Company consists of the following (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Professional fees	$(8,279)	$(12,125)
Reduction of previously accrued estimated lease exit cost adjusted to the allowed claim amount	—	21,405
Write-off of debt issuance costs	—	(5,435)
Lease terminations	—	(4,303)
Employee retention and benefits	(6,302)	—
Acceleration of deferred compensation expense	(499)	—
Gains on settlements with creditors	35,393	—
Increase in basis of assets and liabilities (see Note 1)	358,508	—

	$378,821	$(458)

        For the 109 days ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $378.8 million. Net reorganization items include a $6.3 million provision for employee retention benefits, a charge of $8.3 million for professional fees directly related to the Chapter 11 proceeding, acceleration of deferred compensation charges of $0.5 million, gains on settlements with creditors of $35.4 million, and an increase in the basis of assets and liabilities for fresh-start reporting of $358.5 million.

        In fiscal 2003, the Company recorded a net reorganization charge of $0.5 million. Net reorganization items include a $4.3 million provision for lease settlements of abandoned rental space, charges of $12.1 million for professional fees directly related to the Chapter 11 proceeding and a $5.4 million write-off of debt issuance costs. These charges were offset by a $21.4 million gain resulting from the reduction of a fiscal 2002 exit cost accrual for an abandoned facility to the allowed claim amount upon the Chapter 11 filing.

16. Income Taxes

        The geographic distribution of the (loss) income before income taxes from continuing operations is as follows (in thousands):

	Successor Company	Predecessor Company
			Year Ended March 31,
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003
			2003	2002
Domestic	$(12,731)	$379,639	$(159,913)	$(689,911)
Foreign	(2,440)	(4,606)	(58,700)	(72,881)

Total	$(15,171)	$375,033	$(218,613)	$(762,792)

        Income tax expense (benefit) from continuing operations consists of the following (in thousands):

		Predecessor Company
	Successor Company
			Year Ended March 31,
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003
			2003	2002
Current
Federal	$(38)	$—	$—	$—
State	63	30	10	636
Foreign	2,050	1,066	8,597	3,634

Total current expense	2,075	1,096	8,607	4,270

Deferred
Federal	—	—	—	—
State	—	—	—	—
Foreign	622	—	(515)	—

Total deferred expense (benefit)	622	—	(515)	—

Total income tax expense	$2,697	$1,096	$8,092	$4,270

        The items accounting for the difference between income taxes computed at the federal statutory rate on (loss) income from continuing operations and the provision for income taxes on continuing operations consists of the following (in thousands):

	Successor Company	Predecessor Company
			Year Ended March 31,
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003
			2003	2002
Federal tax (benefit) expense at statutory rate of 34%	$(5,159)	$127,511	$(74,328)	$(259,349)
State tax benefit, net of federal effect	(740)	884	(5,533)	(8,864)
Effect of foreign earnings taxed at different rates	3,431	2,629	28,040	28,413
Tax credits	(598)	(241)	(2,442)	(3,644)
Non-deductible acquired R&D and impairments and amortization of intangible assets	—	—	—	162,488
Stock-based compensation	—	187	14,235	12,138
Non-deductible professional fees related to bankruptcy	2,091	2,571	5,612	—
Gain on emergence from bankruptcy and adoption of fresh-start reporting	—	(131,290)	—	—
Other	1,499	326	4,466	190
Change in valuation allowance	2,173	(1,481)	38,042	72,898

Total income tax expense	$2,697	$1,096	$8,092	$4,270

        U.S. income taxes and foreign withholding taxes on certain undistributed earnings for some non-U.S. subsidiaries were not provided for, because it has been and continues to be the Company's intention to reinvest these earnings indefinitely in operations outside of the U.S. Unremitted earnings on which no deferred taxes have been provided amount to approximately $44.5 million at March 31, 2004.

        The tax effects of temporary differences that give rise to the net deferred tax (liabilities) assets are as follows (in thousands):

	Successor Company	Predecessor Company
	March 31, 2004	March 31, 2003
Deferred tax assets:
Successor Company tax attribute carry-forwards	$85,322	$—
Predecessor Company net operating loss carry-forwards	—	130,219
Intangible assets	33,730	40,423
Deferred revenue	23,506	18,332
Other-than-temporary loss on investments	—	36,606
Discontinued operations and restructuring accruals	496	19,003
Predecessor Company capital loss carry-forwards	—	123,143
Research and development credits	3,199	27,817
Other	2,779	11,736

Total gross deferred tax assets	149,032	407,279

Deferred tax liabilities:
Intangible assets	(25,313)	—
Fixed assets	(2,872)	—
Investments	(246)	—

Total gross deferred tax liabilities	(28,431)	—

Total net deferred tax assets, before allowance	120,601	407,279
Valuation allowance	(122,585)	(406,764)

Net deferred tax (liabilities) assets	$(1,984)	$515

        In connection with the Company's emergence from bankruptcy on August 7, 2003, the Company realized approximately $9.3 million of cancellation of indebtedness income. The Company is not required to recognize such income for tax purposes; however, the Company will elect to reduce the tax bases of its assets as of April 1, 2004 by the amount of such excluded income.

        The reorganization of the Company upon emergence from bankruptcy caused an ownership change under Section 382 of the Internal Revenue Code. Such ownership change resulted in significant limitations being placed on the utilization of the Predecessor Company's pre-change tax attributes, including net operating loss carryovers, capital loss carryovers, tax credits and certain built-in losses and effectively eliminated a substantial portion of the Predecessor Company's total pre-change tax attributes. The above table of deferred tax assets existing as of March 31, 2004 reflects the reduced amounts of pre-change tax loss carryovers, credits and built-in losses available to the Successor Company. As a result of the Section 382 limitation, the Successor Company is limited to utilizing approximately $4.7 million (tax effected) of such pre-change tax attributes annually to offset any post-change income. Furthermore, should the Successor Company cease business (including sale of all its assets) prior to August 7, 2005, the annual limitation of $4.7 million applicable to its pre-change tax attributes would be reduced retroactively to zero.

        Section 382 further provides that the Company's current domestic net operating loss, capital losses and tax credits for the March 31, 2004 tax year be allocated between the periods before and after the ownership change, with the amounts allocated to the pre-change period being included in the total amount of pre-change tax attributes subject to limitation. Conversely, the amount of the current year tax loss, capital losses and tax credits allocated to the post-change period are not subject to the Section 382 limitation. Based upon the allocation methodology utilized, approximately $61.4 million, $64.8 million and $1.0 million of the tax loss, capital losses and tax credits generated in the March 31,

2004 tax year are post-change loss and credits, respectively, and therefore are not subject to the annual limitation of Section 382. The capital losses are available to offset any capital gains generated in the next five taxable years.

        Valuation allowances in the amount set forth in the table above have been recorded based on management's determination that it is more likely than not that the deferred tax assets will not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, if any, the valuation allowance will be reduced. As a result of the adoption of fresh-start reporting, future reductions in the valuation allowance of $84.0 million as of July 18, 2003 will reduce goodwill if realized.

        Although in the process of completing its financial statement audit, the Company filed its U.S. tax returns in a timely manner for the year ended March 31, 2002 based upon the best available information it possessed as of the due date for such tax return. The Company sought a memorandum of understanding with the IRS pertinent to its March 31, 2002 tax return in an attempt to obtain an advance waiver from the IRS of any penalties related to such return resulting from inaccurate or incomplete information caused by the use of non-restated financial information to prepare the original tax return. The IRS declined to enter into the memorandum of understanding, but did acknowledge the Company's good faith effort and indicated it would take the Company's financial difficulties under consideration if and when the tax return was selected for audit. For the fiscal year ended March 31, 2003, the Company again filed its tax return based on the best information available at the time of the return due date. Given the Company's good faith efforts to file timely tax returns and the IRS's response, no penalties have been accrued for financial statement purposes pertinent to inaccuracies or incompleteness caused by utilization of the best available financial information to prepare the original tax returns. The Company has amended its March 31, 2002 tax return and has adjusted the original 2003 tax return net operating loss through disclosure on its 2004 tax return based upon the restated financial information.

        Due to the size of the Company and the nature of its business, it is subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, including challenges to various positions the Company asserts. The Company accrues for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid, which it updates over time as more information becomes available. A significant portion of the Company's tax payable balance comprises tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations. While the Company believes it has adequately accrued reserves for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its reserves. If these contingencies materialize, it could have a material adverse effect on our liquidity.

17. Commitments

        The Successor Company leases certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require the Successor Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases for the Successor Company totaled approximately $4.5 million, net of sublease income of $0.3 million, for the 257 days ended March 31, 2004. Rent expense for the Predecessor Company totaled $2.4 million, $25.4 million and $43.1 million, net of sublease income of $0.5 million, $2.5 million and $2.8 million, for the 109 days ended July 18, 2003 and for the fiscal years ended March 31, 2003 and 2002, respectively.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2004 are as follows (in thousands):

Fiscal Year Ended March 31,
2005	$6,295
2006	5,902
2007	5,586
2008	5,466
2009	5,515
Thereafter	21,321

Total minimum lease payments	$50,085

        Future minimum rentals to be received under non-cancelable subleases extending through May 2006 are as follows:

Fiscal Year Ended March 31,
2005	$149
2006	162
2007	13

Total minimum rentals	$324

        In June 1999, the Company entered into a series of leases covering approximately 540,000 square feet of office space in five buildings in San Diego, California. To the extent Peregrine did not require all of the space under these leases, it had the right to sublet excess space. During fiscal 2003, the Company notified its landlord of its intention to terminate the leases or move into a portion of the completed new facilities and sublease a portion to unaffiliated companies (see Note 15). During fiscal 2003, the Company rejected three of the five leases on these facilities, covering approximately 300,000 square feet, in connection with its bankruptcy proceedings. During fiscal 2004, the Company also rejected one of the other remaining leases, covering approximately 110,000 square feet, and it renegotiated the remaining lease to reflect a reduced amount of leased space.

18. Stockholders' Equity (Deficit)

Recapitalization

        As described in Note 2, pursuant to the Company's Reorganization Plan, Peregrine was recapitalized as of August 7, 2003. In accordance with the Reorganization Plan, the Successor Company authorized 100 million new shares of common stock at $0.0001 par value, of which 15 million shares were issued and 2.7 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of Peregrine's old common shares received 4.0 million shares of new common stock, or one new share for every 48.7548 shares of old common stock. Historical shares and per share amounts for the Predecessor Company have not been restated to reflect this recapitalization since the Successor Company is considered a new entity for reporting purposes.

Preferred Stock

        In accordance with the Reorganization Plan, the Successor Company authorized 5 million undesignated preferred shares at $0.0001 par value, none of which were issued or outstanding at March 31, 2004. The Board of Directors have the authority to issue the preferred stock in one or more series, and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by the Company's shareholders.

        The Predecessor Company had authorized 5 million undesignated preferred shares at $0.001 par value, none of which were issued or outstanding at March 31, 2003.

Dividend Restrictions

        The note agreement governing the 6.5% senior notes due 2007 restricts the Company's ability to pay dividends. For example, the Company's ability to pay dividends will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether there is a default under the note agreement and the amount of dividends or distributions made in the past.

Guaranteed Value Common Stock

        In March 2002, the Company entered into an arrangement with a vendor, Motive Communications, Inc. (Motive) whereby the Company issued one million common shares to partially settle a $27 million liability with Motive. Under the arrangement, Motive would sell the shares to third parties by September 30, 2002 and notify the Company of the sales proceeds that would correspondingly reduce the Company's debt to Motive. Proceeds received by Motive upon sale of the shares to third parties by September 30, 2002, or if the shares were not sold by that date, the market value of the shares as of September 30, 2002 were considered settled and would be recorded in stockholders' deficit with a corresponding reduction of the Company's debt payable to Motive. As none of the shares were sold by September 30, 2002, the market value of the shares, or $0.1 million, was recorded in stockholders' deficit. On January 19, 2003, the Company and Motive entered into a settlement agreement, which was part of the Reorganization Plan subsequently confirmed by the Bankruptcy Court. The settlement agreement provides for a mutual release of claims in exchange for the Company's payment of $4 million in cash in August 2003 to Motive, the future payment of an additional $5.0 million to Motive, without interest, in four equal annual installments, the return to Motive of 1.7 million shares of Motive stock held by Peregrine and the return to Peregrine of 1 million shares of Peregrine common stock held by Motive.

Subscriptions Receivable

        At March 31, 2004 and 2003, the Company had approximately 5,000 and 238,000 shares, respectively, of common stock outstanding to employees for which it accepted notes as consideration. The notes receivable outstanding have been recorded as a reduction of stockholders' equity (deficit). The employee arrangements include principal balances of $0.06 million and $0.07 million at March 31, 2004 and 2003, respectively. For compensation expense purposes, the arrangements are accounted for as variable awards and compensation expense (benefit) is recorded based on changes in the Company's stock price. Under these arrangements the Predecessor Company recognized a $1.2 million reduction of compensation expense during the fiscal year ended March 31, 2003.

Treasury Stock

        The Successor Company held no shares of treasury stock at March 31, 2004. The Predecessor Company held approximately 0.5 million shares of treasury stock at March 31, 2003.

Restricted Stock

        During fiscal 2003, the Predecessor Company granted 1.7 million shares of nontransferable Common Stock under restricted stock agreements to certain employees. The shares were valued at a fair market value of $0.41 per share. The Predecessor Company recognized compensation expense of $0.1 million in fiscal 2003 for these shares. The Predecessor Company recognized the remaining compensation expense of $0.6 million during the 109 days ended July 18, 2003, as all shares became fully vested due to the change in control of the Company pursuant to the Reorganization Plan.

Stock Options

        On June 13, 2003, the Company, as part of the Reorganization Plan, cancelled options to purchase approximately 16.2 million shares. Under the Reorganization Plan, all options issued prior to July 8, 2002 were cancelled and options granted on or after July 8, 2002 to purchase approximately 3.9 million old common shares were converted into options to purchase approximately 0.1 million new common shares under the 2003 Equity Incentive Plan (the 2003 Plan) (see Note 2). The Company has reserved 2.7 million new common shares for issuance under the 2003 Plan and all other stock option plans have been cancelled. At March 31, 2004 there were 0.7 million shares available for grant under the 2003 Plan.

        All options granted pursuant to the plans have an exercise price determined by the Company's Board of Directors on a per-grant basis. In cases where the option exercise price is lower than the fair value of the underlying shares at the date of grant, the Company records the intrinsic value of the award as deferred compensation and recognizes a compensation charge over the vesting period of the award on a straight-line basis. Option grants generally have a term of seven to ten years and vest over four years.

        The following table summarizes the Company's outstanding stock options at March 31, 2004, 2003 and 2002 as well as changes during the periods then ended (number of shares in thousands):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, March 31, 2001	9,930	24,232	$0.08 - 79.20	$14.11
Additional shares reserved	8,121	—
Grants	(14,020)	14,020	5.00 - 29.10	12.36
Assumed	—	12,698	0.26 - 43.21	17.62
Exercises	—	(3,562)	0.34 - 26.28	8.68
Cancellations	5,301	(5,301)	0.66 - 79.20	18.17

Balances, March 31, 2002	9,332	42,087	0.08 - 79.20	14.54
Additional shares reserved	7,878	—
Grants	(7,461)	7,461	0.23 - 7.85	0.51
Exercises	—	(58)	0.34 - 8.57	1.12
Cancellations	29,420	(29,420)	0.23 - 79.20	12.74

Balances, March 31, 2003	39,169	20,070	0.08 - 79.20	11.99
Cancellations	16,216	(16,216)	0.08 - 79.20	14.75

Balances, July 18, 2003	55,385	3,854	0.23 - 0.60	0.36

Recapitalization	2,541	109	8.18 - 21.30	12.85
Grants	(1,952)	1,952	17.00 - 21.50	17.99
Exercises	—	(1)	8.18 - 15.62	15.50
Cancellations	130	(130)	8.18 - 21.30	17.48

Balances, March 31, 2004	719	1,930	8.18 - 21.50	17.76

        Information about stock options outstanding at March 31, 2004 follows (number of shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (In Years)
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8.18 to $15.62	94	8.35	$12.55	67	$11.32
$17.00	350	9.38	17.00	51	17.00
$17.63 to $18.65	1,194	9.54	17.75	—	—
$18.75 to $21.50	292	9.70	20.35	1	21.30

	1,930	9.48	$17.76	119	$13.86

        The fair value of each option during each year is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

		Predecessor Company
	Sucessor Company
		Year Ended March 31,
	For the 257 Days Ended March 31, 2004
		2003	2002
Risk-free interest rate	2.13%	3.44%	3.63%
Expected life (in years)	3.00	3.08	3.10
Expected volatility	77%	136%	103%
Dividend yield	0%	0%	0%

  1997 Employee Stock Purchase Plan

        In 1997, the Predecessor Company's Board of Directors adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan (Purchase Plan) covering substantially all employees. The Predecessor Company reserved 1.0 million shares of common stock for issuance under the Purchase Plan. The Purchase Plan enabled eligible employees to purchase common stock at 85% of the lower of the fair market value of its common stock on the first or last day of each option purchase period, as defined in the plan. During fiscal years 2003 and 2002, the Predecessor Company issued approximately 187,000 and 309,000 shares, respectively, pursuant to the Purchase Plan. The Purchase Plan was cancelled in fiscal 2003 as part of the Reorganization Plan (see Note 2) once the Predecessor Company had issued all approved shares.

        Prior to the cancellation, the fair value of the purchase grants for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Predecessor Company
	Year Ended March 31,
	2003	2002
Risk-free interest rate	1.92%	3.11%
Expected life (in years)	0.08	0.50
Expected volatility	98%	114%
Dividend yield	0%	0%

19. Employee Benefit Plan

        Peregrine has a 401(k) Plan (the Plan) covering substantially all U.S. employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to contribute as much as 20% of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company may also contribute to the Plan by matching 25% of employee contributions. The Successor Company contributed $0.2 million for the 257 days ended March 31, 2004. The Predecessor Company contributed $0.9 million to the Plan for the fiscal year ending March 31, 2003. The Company discontinued its matching employee contributions program in June 2002 and re-instituted its matching employee contributions program in January 2004.

20. Segment and Geographic Information

        Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method used in determining what information to report is based on management organization of the operating segments within the Company for making operational decisions and assessments of financial performance.

        The Company operates exclusively in the infrastructure management industry segment, and accordingly, assets, liabilities, revenue, and costs are managed and evaluated as a single operating segment.

        A summary of Peregrine's continuing operations by geographic area is as follows (in thousands):

	Americas	Europe, Middle East and Africa	Asia Pacific	Consolidated
Successor Company:
Revenue for the 257 days ended March 31, 2004	$68,318	$51,753	$5,813	$125,884
Long-lived assets at March 31, 2004	$80,763	$39,734	$873	$121,370
Predecessor Company:
Revenue for the 109 days ended July 18, 2003	$32,043	$15,287	$1,325	$48,655
Revenue for the year ended March 31, 2003	$146,461	$77,765	$5,814	$230,040
Long-lived assets at March 31, 2003	$18,090	$3,154	$577	$21,821
Revenue for the year ended March 31, 2002	$189,132	$82,816	$10,383	$282,331

        Long-lived assets at March 31, 2004 excludes $183.7 million of goodwill.

21. Quarterly Financial Data (Unaudited)

        A summary of Peregrine's quarterly results for the 109 day period ended July 18, 2003, the 257 day period ended March 31, 2004, and the year ended March 31, 2003 is as follows (in thousands, except per share data):

	Year ended March 31, 2004
			Successor Company
	Predecessor Company
			74 Days Ended September 30, 2003
	First Quarter	18 Days Ended July 18, 2003		Third Quarter	Fourth Quarter
Revenue	$42,456	$6,199	$35,220	$44,713	$45,951
Total operating costs and expenses	41,188	7,167	35,012	46,585	48,826
Income (loss) from continuing operations before reorganization items, interest and income taxes	1,268	(968)	208	(1,872)	(2,875)
Net (loss) income	(9,122)	383,311	(5,395)	(6,423)	(6,050)
Net (loss) income per share, basic(1):
(Loss) income per share from continuing operations	(0.05)	1.96	(0.36)	(0.43)	(0.40)
Income per share from discontinued operations	—	—	—	—	—
Net (loss) income per share	(0.05)	1.96	(0.36)	(0.43)	(0.40)
Net (loss) income per share, diluted(1):
(Loss) income per share from continuing operations	(0.05)	1.83	(0.36)	(0.43)	(0.40)
Income per share from discontinued operations	—	—	—	—	—
Net (loss) income per share	(0.05)	1.83	(0.36)	(0.43)	(0.40)

Predecessor Company

	Year ended March 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$49,483	$60,037	$59,035	$61,485
Total operating costs and expenses	110,198	133,221	92,163	76,870
Loss from continuing operations before reorganization items, interest and income taxes	(60,715)	(73,184)	(33,128)	(15,385)
Net (loss) income	(79,552)	(70,084)	207,058	(26,563)
Net (loss) income per share, basic and diluted(1):
Loss per share from continuing operations	(0.39)	(0.37)	(0.26)	(0.14)
(Loss) income per share from discontinued operations	(0.01)	0.01	1.32	—
Net (loss) income per share	(0.40)	(0.36)	1.06	(0.14)

(1)
Net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly share amounts may not equal the totals for the respective years.

22. Contingent Liabilities

Bankruptcy Claims

        Approximately 1,200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Since August 2003, the Company has been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that it believes are without merit or asserted for an inflated amount. The Company has also begun negotiating settlements to various claims. This process is expected to continue for several months. Through November 30, 2004, the Company has paid, settled or otherwise disposed of substantially all Class 8 claims. To resolve these claims the Company has paid or agreed to pay over time approximately $44 million in cash. As of November 30, 2004, there were general unsecured claims asserted in the original aggregate face amount of approximately $7 million remaining to be resolved. There were also approximately $0.5 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by the Company is uncertain. The Company believes that it has set aside adequate reserves for payments of the Class 8 claims as well as the remaining priority and administrative claims and that the aggregate payout of the Class 8 claims should be within and possibly below the range of likely payouts, of between $49 million and $65 million, determined by the various constituencies in the bankruptcy proceedings. However, payouts in excess of the reserved amounts could have an adverse effect on the Company's liquidity and financial condition. Because claims remain in dispute, the Company is unable to predict the payment amount or the period over which payments would be made.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3 million related to the Company's use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief, and (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after the Company's bankruptcy filing. The Company agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, Peregrine filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, the Company engaged in settlement negotiations with Microsoft. In November 2003 the Company entered into a new enterprise license agreement with Microsoft. In June 2004 Peregrine entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and the Company granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement have been accrued in the consolidated balance sheet.

Securities and Exchange Commission Enforcement Actions and Federal Government Investigations

        In June and July 2003, the Company entered into agreements to settle a civil action brought against it by the Securities and Exchange Commission. Under the terms of the settlement, the Company agreed to:

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

        A number of the Company's former employees, including its former chief financial officer, treasurer, assistant treasurer and two former sales executives have pleaded guilty to various felony charges in connection with Peregrine's accounting irregularities and are awaiting sentencing. A number of other former employees, including Peregrine's former chief executive officer and chairman, chief operating officer, two former executive vice presidents of worldwide sales, the vice president of finance and chief accounting officer and other sales and finance executives have been charged with various felonies in connection with the Company's accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was the Company's lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of the Company's apparent financial condition, misleading investors, hindering the government's investigation or conspiracy. In most of these cases, the SEC filed a civil action against the individuals alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder.

        The Department of Justice and the Securities and Exchange Commission are continuing their investigations into a number of individuals formerly associated with Peregrine. While the Company is fully cooperating with the SEC and the DOJ in their investigations and the Company is not aware that Peregrine or any of its current employees is a subject or target of an investigation, it is possible that the SEC could bring further civil actions against the Company or that the DOJ could bring criminal charges against the Company. Any such actions or charges could have an adverse effect on the Company's reputation among existing and potential customers and an adverse effect on the Company's revenue and employee morale.

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

Luddy v. Peregrine

        In May 2004, Frederic Luddy, the Company's former chief technology officer, filed a complaint against the Company in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in a class action filed on behalf of former

Peregrine stockholders under the federal securities laws, pending in the United States District Court for the Southern District of California (the Federal Securities Action), and in an action filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). These actions seek to recover monetary damages from Mr. Luddy based on pre-bankruptcy events. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming the Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. The Company also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of the Reorganization Plan. On August 9, 2004, Mr. Luddy filed a unilateral dismissal of his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as his prior complaint. The Company removed Mr. Luddy's new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy's motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part the Company's motion to dismiss, without prejudice to the Company's right to renew the motion later after discovery and formal fact finding. Peregrine believes Mr. Luddy's claims are without merit and intends to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company's financial position, results of operations or liquidity.

Stockholder Litigation

        During May and June 2002, a number of purported class action complaints were filed against the Company on behalf of purchasers of its securities during various periods from 1999 to 2002. The complaints alleged that the Company made false and misleading statements in its filings with the SEC, financial statements and other public statements and asserted claims for violations of federal securities laws. The complaints were ultimately consolidated into an action before the United States District Court for the Southern District of California. In January 2003, the District Court entered an order designating a group of individuals identified as the Loran Group as lead plaintiff with respect to claims arising from violations of Sections 10(b) and 20(a) of the Securities Act of 1933 and Heywood Waga as lead plaintiff with respect to claims arising from violations of Section 11 of the Securities Exchange Act of 1934.

        In November 2003, the Bankruptcy Court certified a securities class consisting of persons who acquired the Company's securities from July 22, 1999 through May 3, 2002, led by the Loran Group and Heywood Waga, and an equity class, consisting of persons holding the Company's old common stock as of the Plan Effective Date of the Company's Reorganization Plan. The securities class and the equity class were certified by the Bankruptcy Court solely for purposes of allowing them to enter into a settlement agreement with the Company to resolve the allocation of new common stock among the various interests in Class 9 under the Company's Reorganization Plan, consisting of the securities class, the equity class and certain of the Company's former directors and officers asserting indemnity claims relating to securities lawsuits filed against them. The Bankruptcy Court's order approving the settlement agreement resolved the stockholder claims against the Company. The Company established and funded a litigation trust and accrued $18.8 million of stockholder litigation expenses as of March 31, 2003 in connection with the stockholder litigation (see Notes 2 and 14).

Other Litigation

        The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company's financial position, results of operation or liquidity.

Schedule II

PEREGRINE SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended March 31, 2002
Allowances:
Trade receivables	$3,811	$8,446	$(51)	$58	(C)	$12,264
Notes receivable	9,679	11,589	(18,104)	—		3,164
Valuation allowance on deferred tax assets	190,131	359,455	—	17,098	(A)	566,684

	$203,621	$379,490	$(18,155)	$17,156		$582,112
Year ended March 31, 2003
Allowances:
Trade receivables	$12,264	$(7,131)	$(453)	$371	(C)	$5,051
Notes receivable	3,164	94	(3,045)	—		213
Valuation allowance on deferred tax assets	566,684	122,541	—	(193,868	)(B)	495,357

	$582,112	$115,504	$(3,498)	$(193,497)		$500,621
109 days ended July 18, 2003
Allowances:
Trade receivables	$5,051	$(417)	(7)	$(205	)(C)	$4,422
Notes receivable	213	—	(142)	—		71
Valuation allowance on deferred tax assets	495,357	(411,261)	—	—		84,096

	$500,621	$(411,678)	$(149)	$(205)		$88,589
257 days ended March 31, 2004
Allowances:
Trade receivables	$4,422	$(2,021)	(271)	$311	(C)	$2,441
Notes receivable	71	(51)	(20)	—		—
Valuation allowance on deferred tax assets	84,096	38,489	—	—		122,585

	$88,589	$36,417	$(291)	$311		$125,026

(A)
Amount relates to the tax benefit from stock options charged to paid-in capital.

(B)
Amount represents the reduction in valuation allowance due to the sale of the Harbinger and Remedy subsidiaries.

(C)
Change in currency exchange, international subsidiaries.

S-1

QuickLinks

PEREGRINE SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
SIGNATURES
PEREGRINE SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PEREGRINE SYSTEMS, INC. Consolidated Balance Sheets (in thousands, except share data)
PEREGRINE SYSTEMS, INC. Consolidated Statements of Operations (in thousands, except per share amounts)
PEREGRINE SYSTEMS, INC Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (in thousands)
PEREGRINE SYSTEMS, INC. Consolidated Statements of Cash Flows (in thousands)
PEREGRINE SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II PEREGRINE SYSTEMS, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)