Form 10-Q
period 2004-06-30
PEREGRINE SYSTEMS INC
filed 2005-02-15
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22209

PEREGRINE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3773312 (IRS Employer Identification No.)
3611 VALLEY CENTRE DRIVE, SAN DIEGO, CALIFORNIA 92130 (Address of principal executive offices including zip code)
(858) 481-5000 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

        The number of shares of the Registrant's common stock outstanding on January 31, 2005 was 15,074,216.

PEREGRINE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	Successor Company June 30, 2004	Successor Company March 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$97,052	$105,946
Cash—restricted	4,645	4,654
Accounts receivable, net of allowance for doubtful accounts	32,383	39,113
Deferred taxes	4,707	4,660
Other current assets	15,472	13,395

Total current assets	154,259	167,768
Property and equipment, net	7,239	7,507
Identifiable intangible assets, net	103,707	108,889
Goodwill	184,367	183,650
Investments and other assets	1,332	4,974

Total assets	$450,904	$472,788

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,898	$6,581
Accrued expenses	65,408	65,454
Current portion of deferred revenue	64,164	69,532
Current portion of notes payable	20,485	22,853

Total current liabilities	156,955	164,420

Non-current Liabilities:
Deferred revenue, net of current portion	5,262	5,646
Notes payable, net of current portion	46,645	46,467
Deferred taxes	5,856	6,644

Total non-current liabilities	57,763	58,757

Contingencies—Note 6
Stockholders' Equity
Preferred stock, $0.0001 par value, 5 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100 million shares authorized, 15 million shares issued and outstanding	2	2
Additional paid-in capital	270,829	270,004
Subscriptions receivable	(64)	(64)
Accumulated deficit	(33,080)	(17,868)
Accumulated other comprehensive loss	(1,501)	(2,463)

Total stockholders' equity	236,186	249,611

Total liabilities and stockholders' equity	$450,904	$472,788

        The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003
Revenue:
Licenses	$11,145	$12,475
Maintenance	25,237	24,848
Consulting and training	3,792	5,133

Total revenue	40,174	42,456

Costs and Expenses:
Cost of licenses	399	631
Cost of maintenance	4,544	4,315
Cost of consulting and training	3,885	4,469
Sales and marketing	16,274	12,509
Research and development	7,508	7,469
General and administrative	12,819	11,960
Amortization of intangible assets	5,831	—
Restructuring and other	—	(1,239)

Total operating costs and expenses	51,260	40,114

Operating (loss) income from continuing operations	(11,086)	2,342
Foreign currency transaction losses, net	(1,069)	(1,074)
Reorganization items, net	(811)	(7,327)
Interest income	249	618
Interest expense	(1,216)	(3,981)

Loss from continuing operations before income taxes	(13,933)	(9,422)
Income tax (expense) benefit on continuing operations	(1,279)	48

Loss from continuing operations	(15,212)	(9,374)
Income from discontinued operations, net of income taxes	—	252

Net loss	$(15,212)	$(9,122)

Net loss per share, basic and diluted:
Loss per share from continuing operations	$(1.01)	$(0.05)
Income per share from discontinued operations	—	—

Net loss per share	$(1.01)	$(0.05)

Weighted average shares used in computation—basic and diluted	15,022	195,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003
Cash flow from operating activities:
Loss from continuing operations	$(15,212)	$(9,374)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	7,044	1,946
Stock compensation expense	691	43
Non-cash reorganization items	(26)	—
Unrealized foreign currency transaction losses, net	795	953
Loss on disposal and abandonment of fixed assets	—	217
Gain on sale of investments	—	(1,239)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	6,581	7,206
Other assets	2,025	4,983
Accounts payable	351	2,630
Accrued expenses	(2,051)	(2,753)
Deferred revenue	(5,564)	(6,803)

Net cash used in operating activities	(5,366)	(2,191)

Cash flow from investing activities:
Purchases of property and equipment	(659)	(10)
Change in restricted cash	9	(2,562)
Sale of investments	—	1,895

Net cash used in investing activities	(650)	(677)

Cash flow from financing activities:
Repayments of factored receivables	(2,454)	(5,772)
Repayment of long-term debt	(40)	—
Collection on subscriptions receivable	—	6
Issuance of common stock, employee plans	134	—

Net cash used in financing activities	(2,360)	(5,766)

Effect of exchange rate fluctuations on cash	(518)	1,057

Net cash flows from discontinued operations	—	565

Net decrease in cash and cash equivalents	(8,894)	(7,012)
Cash and cash equivalents, beginning of period	105,946	234,314

Cash and cash equivalents, end of period	$97,052	$227,302

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

        From the Company's initial public offering in 1997 through the fiscal year ended March 31, 2002, Peregrine significantly expanded its product lines through a series of acquisitions, broadening its business beyond its original core market. The Company began a major restructuring in 2002 amid concerns about liquidity. The non-core Supply Chain Enablement (Harbinger and Extricity) and Remedy businesses were sold in June 2002 and November 2002, respectively, and are treated as discontinued operations in the consolidated financial statements. During the fiscal year ended March 31, 2003, Peregrine sold other non-core product lines, including products used in fleet management, facility management, telecommunications management, and travel management. Peregrine's core software product suites, after divestiture of non-core products, are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine's products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine's products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

Bankruptcy Proceedings and Restructuring Activities

        On September 22, 2002, Peregrine and its wholly-owned subsidiary, Peregrine Remedy, Inc. (Remedy), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization of the Company (Reorganization Plan) was confirmed by the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court) on July 18, 2003 and it became effective on August 7, 2003. From September 22, 2002 until August 7, 2003, the Company operated the business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court.

        As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items. Reorganization items, net for the Company consist primarily of professional fees directly related to the bankruptcy filing.

        For detailed information on the Company's bankruptcy proceedings and restructuring activities, please review the information contained in Note 2 of the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the period ended March 31, 2004, filed with the Securities and Exchange Commission (SEC) on December 20, 2004.

Fresh-Start Reporting

        In accordance with SOP 90-7, the Company adopted fresh-start reporting as of July 18, 2003 as the Company's emergence from Chapter 11 bankruptcy proceedings which resulted in a new reporting basis. Under fresh-start reporting, the reorganization value of the entity is allocated to the entity's assets, based on fair values, and liabilities are stated at the present value of amounts to be paid, determined at current interest rates. The effective date of the new entity was considered to be the close of business on July 18, 2003 for financial reporting purposes. The fiscal periods prior to and including July 18, 2003 pertain to what is designated the "Predecessor Company," while the fiscal periods subsequent to July 18, 2003 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company after July 18, 2003 are not comparable to the Predecessor Company's financial statements for prior periods and are separated by a black line to highlight this lack of comparability.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

        In the opinion of the Company's management, the unaudited financial information for the interim periods presented reflects all normal recurring adjustments, discontinued operations and fresh-start adjustments that the Company considers necessary to give a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended March 31, 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the determination of the worldwide income tax provision and associated liabilities; and the determination of whether fees are fixed or determinable and whether collection is probable.

Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 104, issued by the SEC. Peregrine's revenue is derived principally from software product licensing and related services. The Company's standard end-user license agreement provides for an initial fee for product use in perpetuity. License fees are generally due upon the granting of the license. Maintenance revenue consists of fees for technical support and software updates. Consulting and training revenue consists of fees earned for professional services provided to customers primarily on a time and material basis.

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

Computation of Net Income (Loss) Per Share

        Computation of net income (loss) per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the Company to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity and debt securities. For the three months ended June 30, 2004, the Successor Company's diluted net loss per share excludes the effect of approximately 0.3 million shares issuable under employee stock options, as inclusion would be anti-dilutive. For the three months ended June 30, 2003, the Predecessor Company's diluted loss per share from continuing operations and net loss exclude the effect of approximately 3.9 million shares issuable under employee stock options and 10.8 million shares issuable upon conversion of the convertible subordinated notes due November 2007, as inclusion would be anti-dilutive.

Recapitalization

        Pursuant to the Reorganization Plan, the Company was recapitalized effective August 7, 2003. In accordance with the Reorganization Plan, 15 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of the Predecessor Company's common stock received 4,016,250 new shares, or one share of the Successor Company's common stock for every 48.7548 shares of the Predecessor Company's common stock held. Historical shares and per-share amounts of the Predecessor Company have not been restated to reflect this recapitalization because the Successor Company is considered a new reporting entity.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25," to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123."

        The following tables illustrate the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Assumptions used to value awards granted during the three months ended June 30, 2004 do not differ materially from those used during fiscal 2004.

Three Months

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003
Net loss, as reported	$(15,212)	$(9,122)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	691	43
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,659)	(29)

Pro forma net loss	$(16,180)	$(9,108)

Net loss per share:
Basic and diluted—as reported	$(1.01)	$(0.05)
Basic and diluted—pro forma	$(1.08)	$(0.05)

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

Three Months

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003
Net loss, as reported	$(15,212)	$(9,122)
Foreign currency translation—current period	(935)	956
Foreign currency translation—prior periods	1,897	—

Comprehensive loss	$(14,250)	$(8,166)

        Foreign currency translation for the quarter ended June 30, 2004 of $0.9 million includes decreases in goodwill and identifiable intangibles of $0.2 million and $0.1 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar.

        During the preparation of the financial statements for the period ended June 30, 2004, the Company noted that goodwill and identifiable intangibles attributable to foreign entities but recorded at the parent company level were not remeasured in the functional currencies of the entities to which they relate for periods subsequent to the Company's adoption of fresh-start reporting (July 18, 2003). The total comprehensive loss for the three months ended June 30, 2004 includes $1.9 million which represents the cumulative effect of changes in foreign currency exchange rates on remeasuring goodwill and identifiable intangible assets from the functional currencies of the entities to which they relate to the reporting currency of the U.S. dollar from July 18, 2003 through March 31, 2004. For that period goodwill and intangible assets increased by $1.1 million and $0.8 million, respectively. The Company believes the effect of the adjustment to goodwill and identifiable intangible assets, stockholders' equity and comprehensive income (loss) as of and for the individual and year to date periods from July 18, 2003 through June 30, 2004 is not material. As a result of this adjustment, the accompanying Condensed Consolidated Balance Sheet as of June 30, 2004 reflects the translation effect resulting from the remeasurement in the respective functional currencies to the reporting currency of the U.S. dollar.

Recent Accounting Pronouncements

        On December 16, 2004 the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be measured and recognized in the financial statements using the fair value of the awards. This statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005 and provides for alternative transition methods, including prospective and retrospective applications. The Company is required to adopt SFAS 123R on July 1, 2005. The Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R may have a material effect on its operating results if current compensation strategies are continued.

Reclassifications and Revisions

        Certain amounts previously reported have been reclassified to conform to the current presentation, including certain operating expenses, foreign currency transaction gains (losses) and current assets.

        During the preparation of the financial statements the Company noted that it included proceeds of $1.9 million from the sale of certain investments as operating cash flows during the quarter ended June 30, 2003 in its Quarterly Report on Form 10-Q for that period. The accompanying Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2003 appropriately classifies such proceeds as investing cash flows.

3.     Discontinued Operations

        In September 2002, the Company and Remedy entered into an agreement (Sale Agreement) with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to adjustments provided for in the Sale Agreement. An indemnification holdback of $10.0 million of the sales proceeds was placed into escrow for BMC and released to the Company in November 2003.

        Results of discontinued operations for the three months ended June 30, 2003 consisted of revenues of $0.3 million and operating income of $0.3 million related to the collection of a Remedy related trade receivable that had extended payment terms and was not transferred as part of the sale.

4.     Restructuring and Other

        For the Predecessor Company's three months ended June 30, 2003, restructuring and other represented a gain realized upon the sale of certain minority investments in other companies.

        During June 2002, the Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and to focus operations on the core market and established an accrual for anticipated future charges for the plan. At March 31, 2004, the remaining accrual was $1.1 million, which related primarily to foreign lease settlements. In the three-month period ended June 30, 2004, the Company paid or otherwise settled approximately $0.4 million in lease termination settlements, leaving a balance of $0.7 million in the accrual at June 30, 2004. The Company expects to settle the remaining lease obligations during the remainder of fiscal 2005.

5.     Income Taxes

        The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

        The effective tax rate for the three months ended June 30, 2004 of the Successor Company was approximately (9.2)%. The Company's income tax expense relates primarily to foreign taxes paid for which no offsetting tax benefits are available. During this period, the Company did not recognize any benefit from federal or state income tax losses, because future benefit from losses was not likely to be realized. If tax benefits accrued by the Predecessor Company are realized in future periods, the benefit will be recorded as a reduction to goodwill.

        The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance on substantially all of its net deferred tax asset balances as of June 30, 2004, and March 31, 2004 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions to goodwill.

        The Company is currently reviewing the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004 (the "Act"). This Act creates a temporary incentive for U.S. corporations to repatriate earnings of foreign subsidiaries by providing an elective 85% dividends received deduction for certain dividends paid during either its fiscal year 2005 or 2006. The deduction is subject to numerous limitations and requirements, including the adoption of a specific domestic reinvestment plan for the repatriated funds. The Company has not yet determined whether it will repatriate future earnings of some of its foreign subsidiaries under the Act but will continue to evaluate this and decide within the time the incentive is available.

        Because of its size and the nature of its business, the Company is subject to routine tax compliance reviews by the Internal Revenue Service and other taxing authorities, including challenges to various positions the Company asserts. The Company has accrued for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid and updates these accruals over time as more information becomes available. A significant portion of the Company's taxes payable balance comprises tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations by taxing authorities in various jurisdictions. While the Company believes it has established appropriate reserves for tax contingencies, the taxing authorities may assert that the Company owes taxes in excess of the reserves it has established.

        Due to the adoption of fresh-start reporting, any adjustments to the Company's tax assets or liabilities that existed prior to the adoption of fresh-start reporting are recorded as adjustments to goodwill. For the three months ended June 30, 2004 the Company recorded a net reduction to goodwill totaling approximately $0.2 million. These adjustments related mainly to the release of certain tax reserves.

6.     Contingent Liabilities

Bankruptcy Claims

        Approximately 1,200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Through January 31, 2005, the Company has paid, settled or otherwise disposed of general unsecured claims (Class 8) asserted against it with an original aggregate face amount of approximately $379.8 million. To resolve these claims the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of January 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $4.3 million remaining to be resolved. There were also approximately $1.2 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by the Company is uncertain. The

Company believes that it has set aside adequate reserves for payments of the Class 8 claims as well as the remaining priority and administrative claims and that the aggregate Class 8 claims payment should be within and possibly below the range of payments projected at between $49.0 million and $65.0 million by the various constituencies in the bankruptcy proceedings. Payments exceeding the reserved amounts could have an adverse effect on the Company's financial position, results of operations or liquidity. Because claims remain in dispute, the Company is unable to predict the payment amount or the period over which payments would be made.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3.0 million related to the Company's use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief, and (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after the Company's bankruptcy filing. The Company agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, Peregrine filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, the Company engaged in settlement negotiations with Microsoft. In November 2003 the Company entered into a new enterprise license agreement with Microsoft. In June 2004 Peregrine entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and the Company granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement have been accrued and reported on the consolidated balance sheet.

Securities and Exchange Commission Enforcement Actions and Federal Government Investigations

        In June and July 2003, the Company entered into agreements to settle a civil action brought against it by the SEC. Under the terms of the settlement, the Company agreed to:

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

  •
  commence a training program for the Company's officers and employees to prevent violations of federal securities laws; and

  •
  make a public statement that discloses the condition of the Company's internal control structure and its procedures for financial reporting on the effective date of its Reorganization Plan.

        Because the Company is not current in its periodic reporting obligations to the SEC, it is not in compliance with the requirement of the settlement relating to violation of federal securities laws. While the Company remains in discussions with the SEC, it can give no assurance that a further enforcement action will not be brought against it by the SEC. Responding to any such enforcement action could be expensive and time-consuming for management and could adversely affect the Company's reputation and ability to generate sales.

        A number of the Company's former employees, including its former chief financial officer, treasurer, assistant treasurer and two former sales executives, have pleaded guilty to various felony charges in connection with Peregrine's past accounting irregularities and are awaiting sentencing. A number of other former employees, including Peregrine's former chief executive officer and chairman, chief operating officer, two executive vice presidents of worldwide sales, the vice president of finance and chief accounting officer and other sales and finance executives, have been charged with various felonies in connection with the Company's accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was the Company's lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of the Company's apparent financial condition, misleading investors, hindering the government's investigation or conspiracy. In most of these cases, the SEC filed a civil action against the individuals alleging, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder.

        The Department of Justice and the SEC are continuing their investigations into a number of individuals formerly associated with Peregrine. While the Company is fully cooperating with the SEC and the DOJ in their investigations and the Company is not aware that Peregrine or any of its current employees is a subject or target of investigation, it is possible that the SEC could bring further civil actions against the Company or that the DOJ could bring criminal charges against the Company. Any such actions or charges could adversely affect the Company's reputation among existing and potential customers and adversely affect the Company's revenue, stock price and employee morale.

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

Luddy v. Peregrine

        In May 2004, Frederic Luddy, the Company's former chief technology officer, filed a complaint against the Company in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in a class action suit filed on behalf of former Peregrine stockholders under the federal securities laws, pending in the U.S. District Court for the Southern District of California (the Federal Securities Action), and in an action filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). These actions seek to recover monetary damages from Mr. Luddy based on pre-bankruptcy events. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming the Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. The Company also filed a motion in Bankruptcy Court to dismiss the complaint on the basis that, among other things, Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of the Reorganization Plan. On August 9, 2004, Mr. Luddy filed a unilateral dismissal of his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as in his prior complaint. The Company removed Mr. Luddy's new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy's motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part the Company's motion to dismiss, without prejudice to the Company's right to renew the motion later, after discovery and formal fact finding. Peregrine believes Mr. Luddy's claims are without merit and intends to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company's financial position, results of operations or liquidity.

Other Litigation

        The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company's financial position, results of operations or liquidity.

7.     Subsequent Events

Sale of Investment

        In January 2005 the Company received a $4.2 million initial payment in connection with the sale of one of its cost-method investments. The Company was carrying this investment at $3.1 million as of June 30, 2004 and March 31, 2004. The Company will recognize a $1.1 million gain on this sale in the fiscal 2005 fourth quarter. In addition to the $4.2 million initial payment received, the Company has rights to receive up to approximately $0.5 million of additional proceeds from the sale of this investment upon final resolution of purchase contingencies. Given the uncertainties surrounding the contingencies, amounts subsequently received, if any, will be recorded as additional gain on sale in the period received. At June 30, 2004, the carrying amount of the investment is included in other current assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed December 20, 2004, for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

        The information contained in this section is generally limited to the reporting periods covered by this report. Please note, however, that we have supplemented our discussion of liquidity and capital resources for the three months ended June 30, 2004 with a more current discussion of our liquidity and capital resources as of December 31, 2004.

        Most of the financial results described in this section are historical. Until our periodic reports are up to date, investors will not have current financial information. For this reason, and based on the other risk factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, we believe trading in our securities at this time is highly speculative and involves a high degree of risk.

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

  •
  Extricity, Inc. in April 2001 for approximately $185.2 million; and

  •
  Remedy Corporation in August 2001 for approximately $1.4 billion.

        As our operations grew through these acquisitions, our operating costs increased significantly. At the same time, the software industry began a downturn and we faced a challenging sales environment. These factors created a liquidity crisis for us that was exacerbated by covenant defaults under our credit facility during the quarter ended December 31, 2001. This resulted in our required repayment of approximately $100.0 million of outstanding debt.

        In January 2002, the SEC began an informal investigation into Peregrine and our then chief executive officer, Stephen Gardner, pertaining to transactions with Critical Path, Inc. that had taken place in the first half of fiscal 2001 and involved $3.3 million in Peregrine revenue. In February 2002, Peregrine's Board Audit Committee initiated an independent investigation into the transactions with Critical Path. In early May 2002, the Audit Committee and, upon its recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of Mr. Gardner and our chief financial officer at that time, Matthew Gless, among others, and publicly disclosed that we were conducting an internal investigation into potential accounting irregularities or frauds, including alleged accounting abuses by our senior management resulting in a substantive overstatement of revenue in prior periods. In mid-May 2002, we announced that we would restate our consolidated financial statements for all of fiscal years 2000 and 2001 and for the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods, and we also announced that our financial statements and related audit reports for the restatement period should not be relied upon.

        As a result, in June 2002 our newly appointed chief executive officer and chief financial officer, and the rest of the management team, simultaneously focused on four immediate goals:

  •
  Accelerating the process of reducing our operating costs;

  •
  Obtaining third-party funding arrangements;

  •
  Selling non-core assets to fund ongoing operations; and

  •
  Managing the business to conserve cash.

        We streamlined our operations by divesting a number of businesses and non-core product lines and significantly reduced our personnel and cost structure. We also implemented a restructuring plan to reduce expenses in line with future revenue expectations.

        On September 22, 2002, we filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Our Reorganization Plan was confirmed by the Bankruptcy Court on July 18, 2003. We emerged from bankruptcy law protection on August 7, 2003.

        As a result of our bankruptcy law filing under Chapter 11, we were subject to the provisions of AICPA Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code," (SOP 90-7) for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, we were required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the September 22, 2002 petition date that were subject to compromise separately from those that were not, as well as liabilities arising post-petition. The liabilities that were potentially affected by the Reorganization Plan were reported at the estimated amounts that would be allowed under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items.

        We applied the fresh-start reporting provisions of SOP 90-7 in the quarter ended September 30, 2003. The effect of fresh-start reporting is discussed in Note 1 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the period ended March 31, 2004.

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
  Fresh-Start Reporting;

  •
  Revenue Recognition;

  •
  Valuation of Long-Lived Assets;

  •
  Legal Contingencies; and

  •
  Accounting for Income Taxes.

Fresh-Start Reporting

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

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). We engaged an independent appraiser to assist in determining the fair market value of our identifiable intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, customer contracts and customer lists. The fair value of these identifiable intangible assets was estimated to be $125.1 million and was determined using the Company's estimated future cash flow discounted at the Company's weighted cost of capital of 12.0%. The identifiable intangible assets have estimated useful lives ranging from five to six years.

        Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as goodwill. Goodwill is not amortized, but is subject to periodic evaluation for impairment at least annually.

Revenue Recognition

        As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and the timing of our revenue for any period if our management made different judgments or utilized different estimates. Our revenue is derived principally from software product licensing and related services. Our standard end-user license agreement provides for an initial fee for use of our products in perpetuity. License fees are generally due upon the granting of the license. Maintenance revenue consists of fees for technical support and software updates. Consulting and training revenue is for fees earned for professional services provided to customers primarily on a time and material basis. We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting

Bulletins No. 101, "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition," issued by the SEC.

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

        Revenue from maintenance services is recognized ratably over the contractual period, generally one year. Consulting revenue is primarily derived from software product integration services, which we typically perform on a time and material basis under separate service agreements. In our judgment, consulting services are not usually considered essential to the functionality of the software. Training revenue derives from instructor-led education about our products. As a result, we recognize license revenue upon delivery of the software, which generally is prior to the delivery of the consulting and training services. Revenue from consulting and training services are recognized as the respective services are performed.

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

Impairment of Long-Lived Assets

        We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, exclusive of goodwill, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Goodwill is tested for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include:

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

Legal Contingencies

        We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time in accordance with SFAS No. 5, "Accounting for Contingencies." As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See "Legal Proceedings," beginning on page 35 of this report and Note 6 of our notes to condensed consolidated financial statements for a description of our material legal proceedings.

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

        We have recorded a valuation allowance on substantially all of our net deferred tax asset balances as of June 30, 2004, and March 31, 2004 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions to goodwill.

RESULTS OF OPERATIONS

        On July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan and it became effective on August 7, 2003. Results of operations presented for periods prior to and including July 18, 2003 pertain to our company prior to its reorganization (our Predecessor Company). The results of operations presented for periods after July 18, 2003 pertain to our company after its reorganization (our Successor Company). Where discussion applies to both the Predecessor Company and the

Successor Company, we refer to the Company. As a result of the implementation of fresh-start reporting on July 18, 2003, the Successor Company's results of operations are not comparable to results reported in prior periods for the Predecessor Company, because of differences in the basis of reporting and the capital structure for the Predecessor Company and the Successor Company. See Note 1 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the period ended March 31, 2004 for additional information about the consummation of the Reorganization Plan and the implementation of fresh-start reporting.

        The following table sets forth, for the periods indicated, the selected condensed consolidated statement of operations data as a percentage of total revenue.

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003
Revenue:
Licenses	27.8%	29.4%
Maintenance	62.8%	58.5%
Consulting and training	9.4%	12.1%

Total revenue	100.0%	100.0%

Costs and expenses:
Cost of licenses	1.0%	1.5%
Cost of maintenance	11.3%	10.2%
Cost of consulting and training	9.7%	10.5%
Sales and marketing	40.5%	29.5%
Research and development	18.7%	17.6%
General and administrative	31.9%	28.2%
Amortization of intangibles	14.5%	0.0%
Restructuring and other	0.0%	(2.9)%

Total operating costs and expenses	127.6%	94.6%

(Loss) income from continuing operations before reorganization, interest and income taxes	(27.6)%	5.4%
Foreign currency transaction losses, net	(2.7)%	(2.5)%
Reorganization items, net	(2.0)%	(17.3)%
Interest income	0.6%	1.5%
Interest expense	(3.0)%	(9.4)%

Loss from continuing operations before income taxes	(34.7)%	(22.3)%
Income tax (expense) benefit on continuing operations	(3.2)%	0.1%

Loss from continuing operations	(37.9)%	(22.2)%
Income from discontinued operations, net of income taxes	0.0%	0.6%

Net loss	(37.9)%	(21.6)%

COMPARISON OF RESULTS OF OPERATIONS

REVENUE

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services. Revenue totaled $40.2 million for the three months ended June 30, 2004, a decrease of $2.3 million, or 5%, from the $42.5 million reported for the three months ended June 30, 2003. License revenue for the three months ended June 30, 2003 includes $5.0 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the first quarter of fiscal 2004. Revenue for the three months ended June 30, 2004, increased by $2.7 million, or 7%, from the three months ended June 30, 2003, excluding license transactions initiated prior to fiscal 2003. The reasons for the revenue increases or decreases are discussed below.

Licenses

        We generally license our products to end-users under perpetual license agreements for an up-front fee. License revenue for the three months ended June 30, 2003 includes $5.0 million from license transactions originally entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the quarter ended June 30, 2003. License revenue for the three months ended June 30, 2004 increased by $3.7 million, or 49%, from the three months ended June 30, 2003, excluding transactions initiated prior to fiscal 2003. The increase reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base. The delay in recognizing revenue from license transactions originally entered into prior to fiscal 2003 arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. Upon the application of fresh-start reporting as of July 18, 2003, amounts that would have been recognized as revenue in future fiscal quarters by the Successor Company for such arrangements were eliminated because we have no significant future performance obligations under these agreements. Anticipated collections of Predecessor Company extended pay receivables were recorded as other assets in connection with the adoption of fresh-start reporting.

        The following table summarizes license revenue for the Successor Company for the three months ended June 30, 2004 and for the Predecessor Company for the three months ended June 30, 2003 (dollars in thousands):

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003	Change
			Amount	Percent
Licenses
New	$11,145	$7,489	$3,656	49%
Pre-fiscal 2003 transactions	—	4,986	(4,986)	(100)%

Total	$11,145	$12,475	$(1,330)	(11)%

        License revenue totaled $11.1 million for the three months ended June 30, 2004, a decrease of $1.3 million, or 11%, from the $12.5 million reported for the three months ended June 30, 2003. License revenue for the period ended June 30, 2004 resulted mostly from license transactions entered into during the period and, as a result of the adoption of fresh-start reporting, did not include any revenue from license transactions initiated prior to fiscal 2003. Fiscal 2004 first-quarter license revenue included $7.5 million of license fees attributable mostly to new license transactions entered into during the period and $5.0 million attributable to license transactions initiated prior to fiscal 2003 but for which revenue was first recognizable in the three months ended June 30, 2003.

Maintenance

        Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of providing enhancements and upgrades for our products along with customer support services for our products. Generally, maintenance contracts are entered into for one-year periods, contain economic index fee escalation provisions and are renewable annually at the customer's option. Maintenance contracts are generally prepaid by the customer and revenue is recognized ratably over the contract period. Maintenance revenue may include fees for services rendered in prior periods in instances in which customers did not renew their maintenance contracts until the current period.

        As described earlier, we adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003. Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in accordance with SFAS No. 141. In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of maintenance contracts existing at July 18, 2003. This $6.3 million adjustment will have the effect of reducing maintenance revenue over the maintenance contract. For this reason, of the total $6.3 million adjustment, maintenance revenue was reduced by $0.6 million for the three months ended June 30, 2004.

        Maintenance revenue totaled $25.2 million for the three months ended June 30, 2004, an increase of $0.4 million, or 2%, from the $24.8 million reported for the three months ended June 30, 2003. This increase is net of the $0.6 million reduction resulting from the adoption of fresh-start reporting. Excluding the reduction in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue increased $1.0 million, or 4%, from the year-earlier period. The increase occurred mainly because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

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

        Revenue for consulting and training services totaled $3.8 million for the three months ended June 30, 2004, a decrease of $1.3 million, or 26%, from the $5.1 million reported for the three months ended June 30, 2003. This decrease primarily reflected the change in our consulting services strategy and the fact that the fiscal 2004 period includes revenue from arrangements that were in place prior to the change in our consulting services strategy.

        During the latter half of fiscal 2004, the Company began to reinvest in expanding its consulting business.

Revenue by Geographic Territory

        We organize our business operations according to three major geographic territories:

  •
  The Americas (Americas);

  •
  Europe, Middle East and Africa (EMEA); and

  •
  Asia/Pacific Rim (AP).

        The following table summarizes total revenue by geographic territory for the Successor Company for the three months ended June 30, 2004 and for our Predecessor Company for the three months ended June 30, 2003 (dollars in thousands):

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003	Change
			Amount	Percent
Americas	$22,586	$28,031	$(5,445)	(19)%
EMEA	15,589	13,265	2,324	18%
AP	1,999	1,160	839	72%

Total	$40,174	$42,456	$(2,281)	(5)%

% of total revenue
Americas	56%	66%
EMEA	39%	31%
AP	5%	3%

	100%	100%

        Revenue for the Americas territory totaled $22.6 million for the three months ended June 30, 2004, a decrease of $5.4 million, or 19%, from the year-earlier quarter. License revenue for the Americas territory totaled $6.1 million for the three months ended June 30, 2004, a decrease of $3.3 million, or 35%, from the year-earlier quarter. License revenue for the Americas territory for the three months ended June 30, 2003 includes $4.6 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the first quarter of fiscal 2004. License revenue for the Americas territory for the three months ended June 30, 2004 increased by $1.3 million, or 27%, from the three months ended June 30, 2003, excluding transactions initiated prior to fiscal 2003, as a result of higher unit sales of new and additional licenses, largely to our existing customer base. Maintenance revenue for the Americas territory decreased $1.7 million for the three months ended June 30, 2004 from maintenance revenue for the Americas territory for the three months ended June 30, 2003. Maintenance revenue for the Americas territory for this period decreased by $1.3 million primarily because the fiscal 2004 quarter includes revenue from products that were subsequently divested and by $0.4 million because of the adoption of fresh-start reporting. Americas consulting and training revenue decreased $0.5 million as a result of the change in our consulting services strategy.

        Revenue for the EMEA territory totaled $15.6 million for the three months ended June 30, 2004, an increase of $2.3 million, or 18%, from the year-earlier quarter. License revenue in EMEA for the three months ended June 30, 2004 increased by $1.2 million, or 42%, from the year-earlier quarter, reflecting higher unit sales as a result of market demand for new and additional licenses, largely from our existing customer base. EMEA maintenance revenue in the three months ended June 30, 2004 increased by $2.0 million, or 25%, primarily because of revenue attributable to new licenses sold that were subject to maintenance contracts. EMEA consulting and training revenue decreased $0.9 million, or 37%.

        Revenue for the AP territory totaled $2.0 million for the three months ended June 30, 2004, an increase of $0.8 million, or 72%, from the year-earlier quarter. This increase resulted from the hiring of new personnel and improved execution of a new sales model that relies primarily on partners in the region.

COSTS AND EXPENSES

Cost of Licenses

        The cost of licenses primarily consists of third-party software royalties, product packaging, documentation and production, and distribution costs. The cost of licenses totaled $0.4 million for the three months ended June 30, 2004, a decrease of $0.2 million, or 37%, from the three months ended June 30, 2003. The cost of licenses represented 4% and 5% of license revenue for the three months ended June 30, 2004 and 2003, respectively. This decrease resulted primarily from reductions in software royalties and from ongoing cost reductions implemented in the latter portion of fiscal 2003 through the quarter ended June 30, 2003. We began to outsource most of our product distribution beginning in the three months ended June 30, 2003, and fully implemented the outsourcing prior to the quarter ended June 30, 2004.

Cost of Maintenance

        The cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts. The cost of maintenance totaled $4.5 million for the three months ended June 30, 2004, and was substantially the same as the cost of maintenance for the three months ended June 30, 2003. The cost of maintenance represented 18% and 17% of maintenance revenue for the three months ended June 30, 2004 and 2003, respectively.

Cost of Consulting and Training

        The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf. The cost of consulting and training totaled $3.9 million for the three months ended June 30, 2004, a decrease of $0.6 million, or 13%, from the year-earlier quarter. The cost of consulting and training represented 103% and 87% of consulting and training revenue for the three months ended June 30, 2004 and 2003, respectively. The cost decrease resulted mostly from a decrease in direct personnel costs associated with the provision of these services consistent with the decrease in the associated revenue. The increase as a percentage of consulting and training revenues reflects the static nature of the associated overhead costs relative to the corresponding decrease in direct personnel costs.

Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses. Sales and marketing expenses totaled $16.3 million for the three months ended June 30, 2004, an increase of $3.8 million, or 30%, from the three months ended June 30, 2003. The increase reflects an increase in strategic marketing costs and commission expense. The increase in commission expense resulted primarily from the increase in license revenue, exclusive of transactions initiated prior to fiscal 2003.

Research and Development

        Research and development (R&D) expenses primarily consist of personnel, facilities and systems costs associated with our R&D and product management efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel. No software development costs were capitalized during the periods presented, as costs incurred between technological feasibility and product releases were minimal. R&D expenses totaled

$7.5 million for the three months ended June 30, 2004 and were substantially the same as R&D expenses for the three months ended June 30, 2003.

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

        G&A expenses totaled $12.8 million for the three months ended June 30, 2004, an increase of $0.9 million, or 7%, from the three months ended June 30, 2003. The increase primarily reflects an increase in payroll and payroll related costs, which was offset in part by a reduction in professional fees.

Amortization of Intangibles

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by SFAS 141. Identifiable intangible assets identified in connection with fresh-start reporting which are subject to amortization consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. With the adoption of fresh-start reporting, our Successor Company determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the three months ended June 30, 2004, our Successor Company recorded non-cash charges for amortization of intangibles of $5.8 million.

Restructuring and Other

        Restructuring and other for our Predecessor Company totaled $1.2 million for the three months ended June 30, 2003 and represents a gain realized upon the sale of certain minority investments in other companies.

Foreign Currency Transaction Losses, Net

        Foreign currency transaction losses, net consist primarily of exchange rate gains or losses resulting from re-measurement of foreign-denominated short-term intercompany and third-party receivable and payable balances and cash balances of our operating entities into the functional currencies at period-end market rates. Foreign currency transactions resulted in losses of $1.1 million for the three months ended June 30, 2004 and June 30, 2003. The losses for both periods resulted from unfavorable changes in foreign currency exchange rates.

Reorganization Items, Net

        As discussed above, as a result of our bankruptcy-law filing, as of September 22, 2002, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company's reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of our wholly-owned subsidiary, Peregrine Remedy, which is recorded in discontinued operations. Our Successor Company has also incurred charges recorded in reorganization items, net, primarily related to bankruptcy-proceeding professional fees.

        Reorganization items, net totaled $0.8 million and $7.3 million for the three months ended June 30, 2004 and 2003, respectively, and consisted primarily of professional fees directly related to the bankruptcy filing.

Interest Income

        Interest income totaled $0.2 million for the three months ended June 30, 2004, a decrease of $0.4 million, or 60%, from the three months ended June 30, 2003. Interest income decreased primarily as a result of lower available cash balances to invest.

Interest Expense

        Interest expense primarily includes interest expense and amortized costs related to our borrowings. Interest expense totaled $1.2 million for the three months ended June 30, 2004, a decrease of $2.8 million, or 70% from the three months ended June 30, 2003. Interest expense decreased primarily as a result of lower debt balances, offset in part by an increase in interest rates on debt.

Income Taxes

        Income tax expense totaled $1.3 million for the three months ended June 30, 2004, compared to an income tax benefit of $0.1 million for the three months ended June 30, 2003. This tax expense represented 9.2% of the loss from continuing operations before income taxes for the three months ended June 30, 2004. Tax expense is derived primarily from taxes on foreign operations for which no US federal benefit can be recorded and interest accrued on the Company's tax contingencies. The tax benefit represented 0.5% of our loss from continuing operations before income taxes for the three months ended June 30, 2003.

Discontinued Operations

        As part of our efforts to raise cash and reduce expenses, we sold our Remedy business in November 2002. This business is treated as discontinued operations by the Predecessor Company in the condensed consolidated financial statements included in this report. Income from discontinued operations related to Remedy for the three months ended June 30, 2003 of $0.3 million related to the collection of a trade receivable that had extended payment terms.

LIQUIDITY AND CAPITAL RESOURCES

        We have supplemented our discussion of liquidity and capital resources for the three-month period ended June 30, 2004 with a more current discussion of our liquidity and capital resources as of December 31, 2004.

        We primarily generate cash from software licensing, maintenance renewals and the provision of consulting and training services. Our primary uses of cash are for general working capital purposes, taxes, debt service and bankruptcy claims. We also use cash to purchase capital assets to support our business. In the first three quarters of fiscal 2005 and during fiscal 2004, our principal liquidity requirements were for operating expenses, working capital and debt and bankruptcy related payments. We funded these liquidity requirements from cash on hand that was primarily generated from the disposal of our non-core product lines and our SCE and Remedy businesses in 2002.

        The following table summarizes the Successor Company cash and cash equivalents and restricted cash as of June 30, 2004 and March 31, 2004 (dollars in thousands):

	June 30, 2004	March 31, 2004
Cash and cash equivalents	$97,052	$105,946
Cash—restricted	4,645	4,654

        For the three month periods ended June 30, 2004 and June 30, 2003 our cash flows were as follows (dollars in thousands):

	Successor Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003
Cash used in:
Operating activities	$(5,366)	$(2,191)
Investing activities	(650)	(677)
Financing activities	(2,360)	(5,766)
Effect of exchange rate changes on cash	(518)	1,057
Net cash flows from discontinued operations	—	565

Net decrease in cash and cash equivalents	$(8,894)	$(7,012)

Operating Activities

        For the three months ended June 30, 2004 the Successor Company used $5.4 million of cash in operating activities. Our Successor Company reported a net loss of $15.2 million, which was partially offset by non-cash charges of $7.0 million for amortization and depreciation and by cash inflows from changes in working capital. Working capital changes included the collection of $2.5 million of extended pay receivables recorded as other assets in connection with fresh-start reporting. Of the amortization charge, $5.8 million was related to the new identifiable intangibles established with the adoption of fresh-start reporting treatment as of July 18, 2003.

        For the three months ended June 30, 2003 the Predecessor Company used $2.2 million of cash in operating activities. Our Predecessor Company reported a net loss from continuing operations of $9.4 million for this period, which was partially offset by cash inflows from changes in working capital.

Investing Activities

        For the three months ended June 30, 2004 the Successor Company used $0.7 million in investing activities, which primarily reflects cash used for capital expenditures.

        For the three months ended June 30, 2003 the Predecessor Company used $0.7 million in investing activities, which primarily reflects cash used of $2.6 million related to an increase in restricted cash resulting from new real estate commitments, net of $1.9 million in cash provided from the sale of investments.

Financing Activities

        For the three months ended June 30, 2004 the Successor Company used $2.4 million in financing activities and for the three months ended June 30, 2003 the Predecessor Company used $5.8 million in financing activities. These payments primarily reflect repayment of the principal and interest on factor loans.

Status at December 31, 2004

        As of December 31, 2004, the end of our fiscal 2005 third quarter, our Successor Company had non-trade obligations, including accrued interest, of approximately $55.5 million and cash and cash equivalents of approximately $87.5 million, of which $4.8 million was restricted. The non-trade obligations consisted of $45.2 million in senior notes (including accrued interest), $9.9 million in deferred payment obligations related to bankruptcy settlements (net of unearned imputed interest) and $0.4 million of factor loans.

        In the first three quarters of fiscal 2005 we have used cash for infrastructure improvements, sales and marketing efforts and, to a lesser extent, product development. These expenditures and efforts are intended to support our current operations and position us for future growth. Our fiscal 2005 business plan differs in material respects from the business plan and financial projections we included in our disclosure statement in support of our fourth amended Reorganization Plan in connection with our bankruptcy proceedings. As a result, the projections included in the disclosure statement do not reflect anticipated financial results based on our current business plan.

        We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade obligations for at least twelve months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions, and financial, business and other factors affecting our operations, including factors beyond our control. We currently have no lines of credit or similar facilities with any financial institutions. There can be no assurance that additional financing will be available in the future at all, or that if available, we will be able to obtain it on terms favorable to us. Please review the information set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Bankruptcy Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. Through January 31, 2005, the aggregate face amount of the general unsecured (Class 8) claims asserted against us, plus the amounts we scheduled for payment for Class 8 claims without a claim asserted against us, totaled approximately $384.0 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 Class 8 claims totaling $251.0 million. Claim amounts are amended from time to time by the creditors and potential creditors asserting them and sometimes are filed with a face amount that is the minimum amount asserted by the creditor. The amounts sought by such creditors can be increased. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of the Reorganization Plan, which are payable in cash, or as subordinated claims under Class 9 of the Reorganization Plan. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with Class 8 claims is difficult to determine. In connection with agreeing to the Reorganization Plan, the various constituencies independently analyzed the claims and determined that the total payment on the Class 8 general unsecured claims was likely to be between $49.0 million and $65.0 million.

        Since August 2003, we have been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that we believe are without merit or asserted for an inflated amount. We have negotiated settlements to various claims. This process may continue for several months. Based on the Reorganization Plan, any claims that we do not dispute or that are determined to be valid by the Bankruptcy Court after we have made an objection may be paid under one of two options, at the creditor's election: We may be required either to pay 70% of the allowed amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments, or we may be required to pay 100% of the allowed amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. We have also agreed with some creditors to pay 65% of the allowed amount of the claim in cash on the date of settlement and nothing more.

        We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through January 31, 2005, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $379.8 million (including approximately $133.0 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims we have paid or agreed to pay over time approximately $45.0 million in cash. As of January 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $4.3 million remaining to be resolved. There were also approximately $1.2 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount, and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by us is uncertain. We believe that we have set aside adequate reserves for payments of the Class 8 claims as well as the priority and administrative claims and that the aggregate payment should fall within and possibly below the range of previously estimated payments of between $49.0 million and $65.0 million, determined by the various constituencies in the bankruptcy proceedings. However, payments in excess of the reserved amounts could have an adverse effect on our liquidity and financial condition. Because claims remain in dispute, we are unable to predict the final payment amount or the period over which payments would be made.

THE REORGANIZATION PLAN

        For a discussion of the terms of the Reorganization Plan confirmed by the Bankruptcy Court on July 18, 2003, please refer to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization" in our Annual Report on Form 10-K for the period ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004 the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be measured and recognized in the financial statements using the fair value of the awards. This statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25's, "Accounting for Stock Issued to Employees" intrinsic value method of accounting that was provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005 and provides for alternative transition methods including prospective and retrospective applications. The Company is required to adopt SFAS 123R on July 1, 2005. The

Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R may have a material effect on its operating results if current compensation strategies are continued.

RISK FACTORS

        There are significant risk factors that currently affect or may affect our business, financial condition or operating results. Readers should carefully consider these factors before making an investment decision with respect to our common stock. These risk factors are detailed beginning on page 62 in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2004, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our progress in establishing such adequate internal controls is described below under the caption "Changes in Internal Controls Over Financial Reporting."

        Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Our management, including our chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was not effective as of the end of the fiscal period covered by this report. Their conclusion was based on a number of factors, including:

  •
  the fact that we cannot yet prepare timely financial information and are not filing periodic reports on a timely basis;

  •
  the difficulty we have in assembling all relevant contemporaneous documentation for significant transactions;

  •
  the significant turnover in our management and our finance staff; and

  •
  the other factors described below and in both our Annual Report on Form 10-K for the year ended March 31, 2004 under the caption "Changes in Internal Control Over Financial Reporting" and our Current Report on Form 8-K filed October 15, 2004 regarding the condition of our internal controls over financial reporting under the caption "Item 8.01 Other Events."

        Readers should carefully review the information set forth under the caption "Changes in Internal Control Over Financial Reporting" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004; the information set forth under the caption "Item 8.01 Other Events" included in our Current Report on Form 8-K filed October 15, 2004, and the information set forth below under "Changes in Internal Control Over Financial Reporting."

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Certain Internal Control Events During the First Quarter of Fiscal 2005

        During the first quarter of fiscal 2005, our senior management continued efforts to remedy the significant deficiencies, including material weaknesses, in our internal controls over financial reporting.

We continued our employee training program on the principles of revenue recognition in accordance with generally accepted accounting principles.

Internal Control Assessment as of the Filing Date of This Report

        We are including information in this report about material changes to identified internal control weaknesses over financial reporting for the period subsequent to December 20, 2004, which we discussed in our Annual Report on Form 10-K for the 2004 fiscal year ended March 31, 2004, which was filed on December 20, 2004, in order to provide readers with a current understanding of the identified internal control weaknesses over financial reporting. These internal control weaknesses are being addressed as part of our Sarbanes-Oxley compliance project, as more fully discussed below. Readers should carefully review the discussion of the deficiencies and material changes in our internal control over financial reporting for the period prior to December 20, 2004 set forth under the caption "Changes in Internal Control Over Financial Reporting" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004; and set forth under the caption "Item 8.01 Other Events" in our Current Report on Form 8-K filed October 15, 2004.

Accounting Policies and Procedures

        Previously, our accounting policies and procedures had not been adequately documented, nor were our accounting procedures comprehensive in scope. We have now substantially completed the documentation of a comprehensive set of policies and procedures that we believe remedy the deficiencies in the design of our internal controls over financial reporting. We are in the process of implementing them throughout the company.

Period-End Accounting Closing Procedure

        We have recently established a number of closing procedures to improve the timeliness of conducting quarterly closings and performing account reconciliations in connection with the preparation of our financial statements and have increased our staff in the accounting organization to support these procedures. Documentation of these closing procedures is substantially complete, and we are in the process of implementing them. We will not be able to prepare financial statements on a timely basis until these closing procedures are fully implemented and we have filed our financial statements for prior periods.

Account Reconciliation

        Historically, we had not completed the documentation and implementation of timely processes to reconcile our general ledger accounts to the detailed subsidiary ledgers and address reconciling items on a timely basis. We have now established and documented procedures for reconciling the general ledger accounts to the detailed subsidiary ledgers and are currently in the process of implementing them as part of our closing processes.

Financial Reporting System

        Historically, our automated financial reporting systems have been overly complex, poorly integrated and inconsistently implemented. As a result, preparation of financial statements has required and continues to require multiple steps, including manual reconciliation of most accounts, and extensive management review. Many of our critical systems necessary to generate revenue information remain off-line and are not integrated with our standard accounting system, PeopleSoft. In fiscal 2004, we upgraded our PeopleSoft system, enabling us to operate our major financial operations on a common platform worldwide and have updated a number of billing and accounts receivable processes. We intend to prioritize and implement additional planned systems improvements in this area, which will be designed to mitigate the risk of inaccurate or incomplete information resulting from using manual processes and complex financial reporting systems.

Sales Order Processing System

        Historically, our sales order processing system has not been integrated and has required that transaction information be recorded by several individuals and entered into several databases. We intend to improve this system. Our financial management has had to devote substantial time to checking sales information to ensure that revenue information is correct. We have evaluated improvements to the systems for recording our sales transactions and a new, simplified process and a standardized sales order configuration and pricing tool has been implemented worldwide, including a standard product list. The use of this tool will reduce the duplication of information and improve the flow of information from our sales order processing staff to our revenue recognition staff. We continue to work on our processes to create a standardized order management process for sales of maintenance and professional services.

Assembly of Information Supporting Revenue Recognition

        We have documented and implemented a process for supporting our revenue recognition decisions that we believe adequately addresses the material risks associated with improper or insufficient information being available to properly record revenue. Historically, we did not have a formal practice of fully documenting the support for our revenue recognition decisions at the time revenue contracts were executed. The lack of a formal process for compiling and documenting such information at the time of sale caused and will continue to cause delays in the preparation of financial results for prior periods because added resources are required to assemble and reevaluate such information prior to publishing our financial statements.

Management Reporting and Analysis

        Financial reports have not been widely disseminated within the organization, nor have they been prepared on a timely basis. Our corporate subsidiary structure is unnecessarily complex, and the historical consolidation process has not been properly documented, both of which make management reporting and analysis difficult to prepare on a timely basis. We continue to simplify our corporate structure. We are in the process of formalizing and documenting our consolidation and budget reporting processes and believe that the simplification of the business structure will improve the timeliness and quality of management reporting.

Staffing and Training of Finance Personnel

        Historically, there had been substantial turnover in finance personnel, and we had been understaffed. As a result of certain changes in financial management and the addition of financial staff during fiscal 2005, we believe we are adequately staffed in our finance organization. We are in the process of training our staff on a number of new policies and procedures recently developed as part of our Sarbanes-Oxley Compliance project, which is more fully discussed below.

Segregation of Duties/Responsibilities and Management Review

        Historically, our accounting personnel have been responsible for posting and reconciling accounts under their control without timely review by an independent reviewer. In connection with the documentation of our policies and procedures, we analyzed segregation of duties, including management review and the assignment of appropriate levels of user-access to certain applications. These procedures are intended to ensure that the appropriate management personnel review reconciliations and other financial information.

Contract Management

        There have been deficiencies in our customer contract management processes. We have established some signature procedures and have centralized certain contract management functions and have established more formal policies and procedures in this area and are in the processes of formalizing a consistent and uniform signature authority and approval policy worldwide, as well as notification, security and retention requirements.

Sarbanes-Oxley Compliance

        We have undertaken a project specifically focusing on the Company's internal controls and procedures, including complying with the requirements of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and adopting processes to facilitate our independent auditors' future testing of our internal controls with regards to their attestation as to the effectiveness of our internal control over financial reporting. We have categorized the project into the following phases:

        Risk Assessment.    We believe this has been completed in all material respects.

        Documentation.    We believe this has been completed in all material respects.

        Remediation.    Although we have developed an initial set of remediations to correct identified design deficiencies in our internal controls, we anticipate that we will have to reassess them as part of the Internal and External Testing phases of the project.

        Internal and External Testing.    We have recently begun internal testing of our significant policies, processes, procedures and controls to assess their effectiveness. Upon the completion of this internal testing, management will be in a position to determine whether our internal controls over financial reporting are operating effectively. Upon completion of our internal testing, we expect that our independent auditors will perform their own tests of our internal controls over financial reporting as well as make their own assessment of management's assertions regarding these controls.

        Remediation Effectiveness.    Given the number of control deficiencies that we have identified and the limited amount of time to complete the remediation processes and assess the internal controls for operating effectiveness, we believe it likely that our remediation efforts will not be completed as of March 31, 2005 and, therefore, we will not be able to conclude that our internal controls over financial reporting are effective as of March 31, 2005. Even if management were able to reach such a conclusion, we would not have completed our remediation efforts with sufficient time to allow our independent auditors an adequate period to observe the effectiveness of our internal controls to determine whether they could attest to the effectiveness of our internal controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Government Investigations

        In June and July 2003, we entered into an agreement to settle a civil action brought against us by the SEC. Because we are not current in our reporting obligations to the SEC, we are not in compliance with the provision of the settlement requiring that we not violate certain provisions of the federal securities laws. A U.S. Department of Justice investigation of Peregrine remains open and we believe the SEC and the DOJ are continuing their investigations of a number of individuals. We are not aware of any current employee being the subject of a government investigation. While we remain in discussions with the SEC, and are fully cooperating with the SEC and the DOJ in their investigations, it is possible that the SEC could bring a further civil action against Peregrine or that the DOJ could bring criminal charges against Peregrine, which could have an adverse effect on our reputation among existing and potential customers as well as an adverse effect on our revenue and could damage employee morale.

General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the general unsecured claims plus the amounts we scheduled for payment without a claim asserted against us totaled approximately $384.0 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 general unsecured claims totaling approximately $251.0 million. As of January 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $3.9 million, and priority and administrative claims of approximately $0.3 million remaining to be resolved. For more information regarding these unsecured claims, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims," beginning on page 28 of this report.

        One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3.0 million related to our use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and, (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after our bankruptcy filing. We agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, we filed an answer to Microsoft's adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, we engaged in settlement negotiations with Microsoft. In November 2003, we entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and we granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement had previously been reserved as liabilities subject to compromise in the consolidated balance sheet.

Litigation Regarding the Latham Report

        To assist the SEC in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the Latham Report). After our bankruptcy filing in September 2002, the Official Committee of Unsecured Creditors filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, a party in interest, Copley Press, Inc., which owns the San Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We filed a motion to have certain filings unsealed in whole or in part and to have redacted certain portions of some unsealed filings to protect third parties' privacy rights, to protect confidential information, and for other valid reasons. However, we opposed the unsealing of the Latham Report. Among other things, we argued that the Latham Report was intended as a preliminary report and thus as a starting point for the government investigations, and that it contained confidential commercial information. At the hearing on Copley's motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the district of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court's decision and ordering the Bankruptcy Court to have the Latham

Report returned to the record, under seal, and engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We have appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. Our appeal remains pending and we are in discussions with Copley to attempt to reach agreement on what portions of the Latham Report should be unsealed.

        The Latham Report also has been filed in court, under provisional seal, by one of our former directors, John J. Moores, in connection with two lawsuits pending against him and others (not including Peregrine) in San Diego. One action was filed as a class action on behalf of former Peregrine shareholders under the federal securities laws and is currently pending in the U.S. District Court for the Southern District of California (the Federal Securities Action). The other action was filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, and is pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). Mr. Moores is a defendant in both actions and has filed the Latham Report, under temporary seal, in both actions in connection with motions to dismiss the complaints against him. We have filed motions in both cases to have the Latham Report stricken from the record or, as an alternative, to have the Latham Report, or portions of it, permanently sealed. Our motion in the Litigation Trustee Action is scheduled to be heard in April 2005. In the Federal Securities Action, on February 2, 2005 the court ruled that it will not consider the Latham Report in ruling on Mr. Moores' pending motion to dismiss the complaint. The Latham Report will not be stricken, but will remain under seal and, on this basis, our motion to intervene, strike or reconsider was denied as moot.

        In the criminal actions against former Peregrine employees and others pending in the U.S. District Court for the Southern District of California, a temporary protective order has been entered to provide limited protection for the confidential information of non-parties, such as the Latham Report and other Peregrine confidential information. The DOJ has filed a motion for a permanent protective order and a hearing on the motion is scheduled to be heard on February 28, 2005. The government and the defendants have agreed not to publicly file any confidential non-party documents until the Court rules on the request for a permanent protective order.

Luddy v. Peregrine

        In May 2004, Frederic Luddy, our former chief technology officer, filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in the Litigation Trustee Action and the Federal Securities Action, which seek to recover monetary damages from Mr. Luddy based on events that transpired before Peregrine filed for bankruptcy law protection. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleges that, pursuant to a paragraph of the Bankruptcy Court's order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. We also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of our Reorganization Plan. On August 9, 2004, Mr. Luddy filed a motion in Bankruptcy Court seeking to voluntarily dismiss his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as in his prior complaint. We removed Mr. Luddy's new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy's motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part our motion to dismiss, without prejudice to the company's right to renew the motion later after discovery and formal fact finding. We believe Mr. Luddy's claims are without merit and we intend to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On May 25, 2004 we issued a total of 40,000 shares of our restricted common stock to an executive officer pursuant to his employment agreement for services rendered. These shares were issued by us without registration in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

        On May 28, June 1 and June 2, 2004 we issued to one former executive officer a total of 8,500 shares of our common stock upon the exercise of stock options for an aggregate purchase price of $84,490. On April 1, 2004 we issued a total of 42 shares of our common stock to one employee for an aggregate purchase price of $656 and on April 16, 2004 we issued a total of 3,168 shares of our common stock to one employee for an aggregate purchase price of $49,484 upon the exercise of his stock options. All of these shares were issued by us without registration pursuant to the exercise of stock options in reliance on the exemption provided by Section 3(a)(7) of the Securities Act, and comparable provisions of state securities laws, for securities issued in connection with the approval and an order of the U.S. Bankruptcy Court pursuant to our prior bankruptcy proceedings.

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

Date: February 15, 2005	PEREGRINE SYSTEMS, INC (Registrant)
	By:	/s/ KENNETH J. SAUNDERS Executive Vice President & Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

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