Form 10-Q
period 2004-09-30
PEREGRINE SYSTEMS INC
filed 2005-04-05
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22209

PEREGRINE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3773312
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

        The number of shares of the Registrant's common stock outstanding on February 28, 2005 was 15,074,216.

PEREGRINE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	Successor Company September 30, 2004	Successor Company March 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$73,520	$105,946
Cash—restricted	4,677	4,654
Marketable securities	8,000	—
Accounts receivable, net of allowance for doubtful accounts	33,299	39,113
Deferred taxes	4,707	4,660
Other current assets	13,690	13,395

Total current assets	137,893	167,768
Property and equipment, net	7,164	7,507
Identifiable intangible assets, net	98,121	108,889
Goodwill	184,293	183,650
Investments and other assets	1,374	4,974

Total assets	$428,845	$472,788

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,377	$6,581
Accrued expenses	70,981	65,454
Current portion of deferred revenue	57,151	69,532
Current portion of notes payable	19,759	22,853

Total current liabilities	151,268	164,420

Non-current Liabilities:
Deferred revenue, net of current portion	3,862	5,646
Notes payable, net of current portion	35,868	46,467
Deferred taxes	5,912	6,644

Total non-current liabilities	45,642	58,757

Contingencies—Note 9
Stockholders' Equity
Preferred stock, $0.0001 par value, 5 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100 million shares authorized, 15.1 million and 15.0 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	270,921	270,004
Subscriptions receivable	(64)	(64)
Accumulated deficit	(36,758)	(17,868)
Accumulated other comprehensive loss	(2,166)	(2,463)

Total stockholders' equity	231,935	249,611

Total liabilities and stockholders' equity	$428,845	$472,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

	Successor Company		Predecessor Company 18 Days Ended July 18, 2003
	Three Months Ended September 30, 2004	74 Days Ended September 30, 2003
Revenue:
Licenses	$15,623	$14,052	$1,050
Maintenance	28,315	17,792	4,328
Consulting and training	3,996	3,376	821

Total revenue	47,934	35,220	6,199

Costs and Expenses:
Cost of licenses	323	310	75
Cost of maintenance	4,434	3,441	837
Cost of consulting and training	4,410	3,371	820
Sales and marketing	15,583	9,370	2,079
Research and development	6,824	5,917	1,439
General and administrative	12,192	8,215	1,993
Amortization of intangible assets	5,783	4,702	—

Total operating costs and expenses	49,549	35,326	7,243

Operating loss	(1,615)	(106)	(1,044)
Foreign currency transaction gains, net	73	314	76
Reorganization items, net	(335)	(3,806)	386,148
Interest income	333	374	—
Interest expense	(1,041)	(1,511)	(725)

(Loss) income before income taxes	(2,585)	(4,735)	384,455
Income tax expense	(1,093)	(660)	(1,144)

Net (loss) income	$(3,678)	$(5,395)	$383,311

Net (loss) income per share, basic:
Net (loss) income per share	$(0.24)	$(0.36)	$1.96

Basic shares used in computation	15,052	15,000	195,707

Net (loss) income per share, diluted:
Net (loss) income per share	$(0.24)	$(0.36)	$1.83

Diluted shares used in computation	15,052	15,000	209,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

	Successor Company		Predecessor Company 109 Days Ended July 18, 2003
	Six Months Ended September 30, 2004	74 Days Ended September 30, 2003
Revenue:
Licenses	$26,768	$14,052	$13,525
Maintenance	53,552	17,792	29,176
Consulting and training	7,788	3,376	5,954

Total revenue	88,108	35,220	48,655

Costs and Expenses:
Cost of licenses	722	310	706
Cost of maintenance	8,978	3,441	5,152
Cost of consulting and training	8,295	3,371	5,289
Sales and marketing	31,857	9,370	14,588
Research and development	14,332	5,917	8,908
General and administrative	25,011	8,215	13,953
Amortization of intangible assets	11,614	4,702	—
Restructuring and other	—	—	(1,239)

Total operating costs and expenses	100,809	35,326	47,357

Operating (loss) income from continuing operations	(12,701)	(106)	1,298
Foreign currency transaction (losses) gains, net	(996)	314	(998)
Reorganization items, net	(1,146)	(3,806)	378,821
Interest income	582	374	618
Interest expense	(2,257)	(1,511)	(4,706)

(Loss) income from continuing operations before income taxes	(16,518)	(4,735)	375,033
Income tax expense on continuing operations	(2,372)	(660)	(1,096)

(Loss) income from continuing operations	(18,890)	(5,395)	373,937
Income from discontinued operations, net of income taxes	—	—	252

Net (loss) income	$(18,890)	$(5,395)	$374,189

Net (loss) income per share, basic:
(Loss) income per share from continuing operations	$(1.26)	$(0.36)	$1.91
Income per share from discontinued operations	—	—	—

Net (loss) income per share	$(1.26)	$(0.36)	$1.91

Basic shares used in computation	15,037	15,000	195,654

Net (loss) income per share, diluted:
(Loss) income per share from continuing operations	$(1.26)	$(0.36)	$1.82
Income per share from discontinued operations	—	—	—

Net (loss) income per share	$(1.26)	$(0.36)	$1.82

Diluted shares used in computation	15,037	15,000	208,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Successor Company		Predecessor Company 109 Days Ended July 18, 2003
	Six Months Ended September 30, 2004	74 Days Ended September 30, 2003
Cash flow from operating activities:
(Loss) income from continuing operations	$(18,890)	$(5,395)	$373,937
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	14,040	6,522	2,252
Stock compensation expense	783	—	551
Non-cash reorganization items	(149)	—	(393,901)
Foreign currency transaction (gains) losses, net	996	(430)	849
(Gain) loss on disposal and abandonment of fixed assets	(16)	—	217
Cash used to pay imputed interest on long-term debt and factored receivables	(977)	—	—
Gain on sale of investments	—	—	(1,239)
Cash used to pay reorganization items	—	—	(42,877)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	5,874	899	11,534
Other assets	3,336	2,558	1,551
Accounts payable	(3,154)	979	2,630
Accrued expenses	2,595	(7,067)	3,970
Deferred revenue	(14,096)	685	(11,131)

Net cash used in operating activities	(9,658)	(1,249)	(51,657)

Cash flow from investing activities:
Purchases of property and equipment	(1,838)	(741)	(10)
Proceeds from sale of property and equipment	309	—	—
Change in restricted cash	(23)	37	27,157
Purchase of marketable securities	(20,000)	—	—
Proceeds from sale of marketable securities	12,000	—	—
Sale of investments	—	—	5,431

Net cash (used in) provided by investing activities	(9,552)	(704)	32,578

Cash flow from financing activities:
Repayments of factored receivables	(3,076)	(2,251)	(24,282)
Repayment of long-term debt	(10,182)	—	(86,516)
Collection on subscriptions receivable	—	—	6
Issuance of common stock, employee plans	134	—	—

Net cash used in financing activities	(13,124)	(2,251)	(110,792)

Effect of exchange rate fluctuations on cash	(92)	(466)	1,057

Net cash flows from discontinued operations	—	—	2,565

Net decrease in cash and cash equivalents	(32,426)	(4,670)	(126,249)
Cash and cash equivalents, beginning of period	105,946	108,065	234,314

Cash and cash equivalents, end of period	$73,520	$103,395	$108,065

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

        From the Company's initial public offering in 1997 through the fiscal year ended March 31, 2002, Peregrine significantly expanded its product lines through a series of acquisitions, broadening its business beyond its original core market. The Company began a major restructuring in 2002 amid concerns about liquidity. The non-core Supply Chain Enablement (SCE, comprising Harbinger and Extricity) and Remedy businesses were sold in June 2002 and November 2002, respectively, and are treated as discontinued operations in the consolidated financial statements. During the fiscal year ended March 31, 2003, Peregrine sold other non-core product lines, including products used in fleet management, facility management, telecommunications management, and travel management. Peregrine's core software product suites, after divestiture of non-core products, are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine's products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine's products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

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

        As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items.

        For detailed information on the Company's bankruptcy proceedings and restructuring activities, please review the information contained in Note 2 of the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the period ended March 31, 2004, filed with the Securities and Exchange Commission (SEC) on December 20, 2004.

Fresh-Start Reporting

        In accordance with SOP 90-7, the Company adopted fresh-start reporting as of July 18, 2003 as the Company's emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting basis.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the determination of the worldwide income tax provision and associated liabilities; and the determination of whether fees invoiced for license transactions are fixed or determinable and whether collection of the associated receivable is probable.

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

Marketable Securities

        Marketable securities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase, and reevaluates this designation at each balance sheet date. The cost of investments sold is based on the specific identification method. For individual securities classified as available-for-sale the Company determines whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. The new cost basis is not changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, are also included in other comprehensive income.

Computation of Net Income (Loss) Per Share

        Computation of net income (loss) per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the Company to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity and debt securities under the treasury stock method or the if-converted method.

        For the three and six months ended September 30, 2004, the Successor Company's diluted net loss per share excludes the effect of approximately 0.4 million shares and 0.3 million shares, respectively, issuable under employee stock options, because the options are anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company's common stock for those periods. In addition, the Successor Company's diluted net loss per share for the three and six months ended September 30, 2004 excludes the effects of approximately 0.1 million and 0.1 million potentially dilutive shares, respectively, issuable under employee stock options, as such options would be anti-dilutive given the Company's net loss for such periods.

        For the 74 days ended September 30, 2003, the Successor Company's diluted net loss per share excludes the effect of approximately 0.3 million shares issuable under employee stock options, because the options are anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company's common stock for the period. In addition, the Successor Company's diluted net loss per share for the 74 days ended September 30, 2003 excludes the effects of approximately 0.1 million potentially dilutive shares, issuable under employee stock options, as such options would be anti-dilutive given the Company's net loss for such period.

        A reconciliation of the numerators and denominators for the basic and diluted income per share from continuing operations calculations for the Predecessor Company for the 18 days and 109 days ended July 18, 2003 is presented below (in thousands):

	Predecessor Company
	18 Days Ended July 18, 2003	109 Days Ended July 18, 2003
Numerator:
Income from continuing operations for computation of basic income per share from continuing operations	$383,311	$373,937
Add back interest expense on convertible subordinated notes	732	4,435

Income from continuing operations for computation of diluted income per share from continuing operations	$384,043	$378,372

Denominator:
Weighted-average shares for computation of basic income per share from continuing operations, excluding unvested restricted shares	195,707	195,654
Unvested restricted shares	1,231	1,284
Incremental shares on assumed exercise of stock options, using the treasury stock method	1,630	564
Incremental shares on assumed conversion of subordinated notes	10,800	10,800

Weighted-average shares for computation of diluted income per share from continuing operations	209,368	208,302

        For the 18 days ended July 18, 2003 the Predecessor Company's diluted income per share excludes the effect of approximately 0.5 million shares, issuable under employee stock options, as inclusion would be anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company's common stock for the period. For the 109 days ended July 18, 2003, the Predecessor Company's diluted income per share from continuing operations and net income exclude the effect of approximately 12.4 million shares, issuable under employee stock options, as inclusion would be anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company's common stock for the period.

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

        The following tables illustrate the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Assumptions used to value awards granted during the three and six months ended September 30, 2004 do not differ materially from those used during fiscal 2004.

Three Months

	Successor Company		Predecessor Company 18 Days Ended July 18, 2003
	Three Months Ended September 30, 2004	74 Days Ended September 30, 2003
Net (loss) income, as reported	$(3,678)	$(5,395)	$383,311
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	92	—	508
Deduct: Total stock-based employee compensation expense determined under a fair-value based method for all awards, net of related tax effects	(831)	(118)	(515)

Pro forma net (loss) income	$(4,417)	$(5,513)	$383,304

Net (loss) income per share:
Basic—as reported	$(0.24)	$(0.36)	$1.96
Basic—pro forma	$(0.29)	$(0.37)	$1.96
Diluted—as reported	$(0.24)	$(0.36)	$1.83
Diluted—pro forma	$(0.29)	$(0.37)	$1.83

Six Months

	Successor Company		Predecessor Company 109 Days Ended July 18, 2003
	Six Months Ended September 30, 2004	74 Days Ended September 30, 2003
Net (loss) income, as reported	$(18,890)	$(5,395)	$374,189
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	783	—	551
Deduct: Total stock-based employee compensation expense determined under a fair-value based method for all awards, net of related tax effects	(2,490)	(118)	(597)

Pro forma net (loss) income	$(20,597)	$(5,513)	$374,143

Net (loss) income per share:
Basic—as reported	$(1.26)	$(0.36)	$1.91
Basic—pro forma	$(1.37)	$(0.37)	$1.91
Diluted—as reported	$(1.26)	$(0.36)	$1.82
Diluted—pro forma	$(1.37)	$(0.37)	$1.82

Comprehensive (Loss) Income

        Other comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Foreign currency translation adjustments are the only item giving rise to accumulated other comprehensive (loss) income for the periods presented. Comprehensive (loss) income consists of the following (in thousands):

Three Months

	Successor Company		Predecessor Company 18 Days Ended July 18, 2003
	Three Months Ended September 30, 2004	74 Days Ended September 30, 2003
Net (loss) income, as reported	$(3,678)	$(5,395)	$383,311
Foreign currency translation	(665)	(570)	—

Comprehensive (loss) income	$(4,343)	$(5,965)	$383,311

Six Months

	Successor Company		Predecessor Company 109 Days Ended July 18, 2003
	Six Months Ended September 30, 2004	74 Days Ended September 30, 2003
Net (loss) income, as reported	$(18,890)	$(5,395)	$374,189
Foreign currency translation—current period	(1,600)	(570)	956
Foreign currency translation—prior periods	1,897	—	—

Comprehensive (loss) income	$(18,593)	$(5,965)	$375,145

        Foreign currency translation for the quarter ended September 30, 2004 of $(0.7) million includes increases in goodwill and identifiable intangibles of $0.3 million and $0.2 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar. Foreign currency translation-current period for the six months ended September 30, 2004 of $(1.6) million includes increases in goodwill and identifiable intangibles of $0.1 million and $0.1 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar.

        During the preparation of the financial statements for the period ended June 30, 2004, the Company noted that goodwill and identifiable intangibles attributable to foreign entities but recorded at the parent company level were not remeasured in the functional currencies of the entities to which they relate for periods subsequent to the Company's adoption of fresh-start reporting (July 18, 2003). Comprehensive loss for the six months ended September 30, 2004 includes $1.9 million which represents the cumulative effect of changes in foreign currency exchange rates on remeasuring goodwill and identifiable intangible assets from the functional currencies of the entities to which they relate to the reporting currency of the U.S. dollar from July 18, 2003 through March 31, 2004. For that period goodwill and intangible assets increased by $1.1 million and $0.8 million, respectively. The Company believes the effect of the adjustment to goodwill and identifiable intangible assets, stockholders' equity and comprehensive income (loss) as of and for the individual and year-to-date periods from July 18, 2003 through September 30, 2004 is not material. As a result of this adjustment, the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004 appropriately reflects the translation effect resulting from the remeasurement in the respective functional currencies to the reporting currency of the U.S. dollar.

Recent Accounting Pronouncements

        On December 16, 2004 the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be measured and recognized in the financial statements using the fair value of the awards. This statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123. Under APB 25, issuing stock options to employees generally resulted in no recognition of compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005 and provides for alternative transition methods, including prospective and retrospective applications. The Company is required to adopt SFAS 123R on July 1, 2005. The Company is currently assessing the impact of

SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R may have a material effect on its operating results if current compensation strategies are continued.

Reclassifications and Revisions

        Certain amounts previously reported have been reclassified to conform to the current presentation, including the reporting of foreign currency transaction gains (losses) expense separately from general and administrative expense.

3.     Marketable Securities

        The following is a summary of marketable securities at September 30, 2004. The Company held no such securities at March 31, 2004 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$8,000	$—	$—	$8,000

        Other debt securities consist of auction rate securities which mature in December 2043. These securities have auction dates which are typically every thirty days resulting in a fair value which approximates carrying value. During the three and six months ended September 30, 2004 proceeds from sales of available-for-sale securities amounted to $12.0 million. There were no realized gains or losses as a result of those sales.

4.     Discontinued Operations

        In September 2002, the Company and Remedy entered into an agreement (Sale Agreement) with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355.0 million, subject to adjustments provided for in the Sale Agreement. An indemnification holdback of $10.0 million of the sales proceeds was placed into escrow for BMC and released to the Company in November 2003.

        Results of discontinued operations for the 109 days ended July 18, 2003 consisted of revenues of $0.3 million and operating income of $0.3 million related to the collection of a Remedy related trade receivable that had extended payment terms and was not transferred as part of the sale.

5.     Restructuring and Other

        For the Predecessor Company's 109 days ended July 18, 2003, restructuring and other represented a gain realized upon the sale of certain minority investments in other companies.

        During June 2002, the Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and to focus operations on the core market and established an accrual for anticipated future charges for the plan. At March 31, 2004, the remaining accrual was $1.1 million, which related primarily to foreign lease settlements. In the six-month period ended September 30, 2004, the Company paid or otherwise settled approximately $0.6 million in lease termination liabilities, leaving a balance of $0.5 million in the accrual at September 30, 2004.

6.     Reorganization Items

        As described in Note 1, on September 22, 2002, the Company and its Remedy subsidiary filed for voluntary protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the Company's Chapter 11 filing, its financial accounting has been subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items. Reorganization items, net for the Successor Company consist primarily of professional fees directly related to the bankruptcy filing net of $0.1 million of gains on settlements with creditors. Reorganization items, net for the Predecessor Company consist of the following (in thousands):

Three Months

Predecessor Company
18 Days Ended July 18, 2003
Professional fees	$(952)
Employee retention and benefits	(6,302)
Acceleration of deferred compensation charges	(499)
Gains on settlements with creditors	35,393
Increase to fresh-start basis of assets and liabilities	358,508

$386,148

Six Months

Predecessor Company
109 Days Ended July 18, 2003
Professional fees	$(8,279)
Employee retention and benefits	(6,302)
Acceleration of deferred compensation charges	(499)
Gains on settlements with creditors	35,393
Increase to fresh-start basis of assets and liabilities	358,508

$378,821

        For the 18 and 109 days ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $386.1 million and $378.8 million, respectively. Of this gain, $358.5 million resulted from the fair value adjustments to the Company's assets and liabilities with the adoption of fresh-start reporting. The Company also recognized a $35.4 million gain on its settlement with creditors upon exiting bankruptcy proceedings. These gains were partially offset by costs directly related to the implementation of the Company's Reorganization Plan.

7.     Segment Information

        Beginning in the second quarter of fiscal 2005 the Company changed its basis of segmentation from a single reportable segment to two reportable segments as a result of changes in the manner in which management evaluates the performance of the business. This change was made possible by improvements in internal financial reporting. The two reportable segments align with the internal management of worldwide business operations:

  •
  Americas.    These include the Company's U.S. operations as well as its operations in Canada, Mexico and South America.

  •
  EMEA/AP.    These include the Company's operations in Europe, the Middle East, Africa and the Asia Pacific Region.

        The Company's Chief Executive Officer evaluates segment financial performance based on segment revenues only. The Company's Chief Executive Officer does not evaluate the financial performance of each segment based on its respective operating income, assets or capital expenditures.

        The following table summarizes segment revenue for the three months ended September 30, 2004, the 74 days ended September 30, 2003 and the 18 days ended July 18, 2003 (dollars in thousands):

	Successor Company		Predecessor Company 18 Days Ended July 18, 2003
	Three Months Ended September 30, 2004	74 Days Ended September 30, 2003
Segment revenue
Americas	$28,234	$19,862	$4,012
EMEA/AP	19,700	15,358	2,187

Total	$47,934	$35,220	$6,199

% of total revenue
Americas	59%	56%	65%
EMEA/AP	41%	44%	35%

	100%	100%	100%

        The following table summarizes segment revenue for the six months ended September 30, 2004, the 74 days ended September 30, 2003 and the 109 days ended July 18, 2003 (dollars in thousands):

	Successor Company
			Predecessor Company 109 Days Ended July 18, 2003
	Six Months Ended September 30, 2004	74 Days Ended September 30, 2003
Segment revenue
Americas	$50,820	$19,862	$32,043
EMEA/AP	37,288	15,358	16,612

Total	$88,108	$35,220	$48,655

% of total revenue
Americas	58%	56%	66%
EMEA/AP	42%	44%	34%

	100%	100%	100%

8.     Income Taxes

        The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

        The effective tax rates for the Successor Company's three and six months ended September 30, 2004 were approximately (42.3)% and (14.4)%, respectively. The Company's income tax expense relates primarily to foreign taxes paid for which no offsetting tax benefits are available and interest accrued on certain tax contingencies. During these periods, the Company did not recognize any benefit from federal or state income tax losses, because future benefit from losses was not likely to be realized. If tax benefits accrued by the Successor Company are realized in future periods, the benefit will be recorded as a reduction of tax expense.

        The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing timing differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance on substantially all of its net deferred tax asset balances as of September 30, 2004, and March 31, 2004 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions of goodwill.

        The Company is currently reviewing the potential impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate earnings of foreign subsidiaries by providing an elective 85% dividends received deduction for certain dividends paid during a specified period; for the Company, this would be applicable to either its fiscal year 2005 or its fiscal year 2006. The deduction is subject to numerous limitations and requirements, including the adoption of a specific domestic reinvestment plan for the repatriated funds. The Company has not yet determined whether it will repatriate future earnings of some of its foreign subsidiaries under the Jobs Act but will decide within the timeframe the incentive is available. Unremitted earnings on which no deferred taxes have been provided amounted to approximately $44.5 million at March 31, 2004.

        Because of its size and the nature of its business, the Company is subject to routine tax compliance reviews by the Internal Revenue Service and other taxing authorities, including challenges to various positions the Company asserts. The Company has accrued for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid and updates these accruals over time as more information becomes available. A significant portion of the Company's taxes payable balance comprises liabilities for tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations by taxing authorities in various jurisdictions. While the Company believes it has established appropriate reserves for tax contingencies, the taxing authorities may assert that the Company owes taxes in excess of the reserves it has established.

        Due to the adoption of fresh-start reporting, any adjustments to the Company's tax assets or liabilities that existed prior to the adoption of fresh-start reporting are recorded as adjustments to goodwill. For the three and six months ended September 30, 2004 the Company recorded net reductions to goodwill totaling approximately $0.4 million and $0.6 million, respectively, for adjustments to the Company's tax assets and liabilities that existed prior to the adoption of fresh-start reporting. These adjustments related mainly to the release of certain tax reserves as management has determined the Company no longer has exposure for the associated matters.

9.     Contingent Liabilities

Bankruptcy Claims

        Approximately 1,200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Through February 28, 2005, the Company has paid, settled or otherwise disposed of general unsecured claims (Class 8) asserted against it with an original aggregate face amount of approximately $380.6 million. To resolve these claims the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of February 28, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $3.5 million remaining to be resolved. There were also approximately $1.7 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by the Company is uncertain. The Company believes that it has set aside adequate reserves for payments of the Class 8 claims as well as the remaining priority and administrative claims and that the aggregate Class 8 claims payment should be within and possibly below the range of payments projected at between $49.0 million and $65.0 million by the various constituencies in the bankruptcy proceedings. Payments exceeding the reserved amounts could have an adverse effect on the Company's financial position, results of operations or liquidity. Because claims remain in dispute, the Company is unable to predict the payment amount or the period over which payments would be made.

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

Luddy v. Peregrine

        In May 2004, Frederic Luddy, the Company's former chief technology officer, filed a complaint against the Company in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in a class action suit filed on behalf of former Peregrine stockholders under the federal securities laws, pending in the U.S. District Court for the Southern District of California (the Federal Securities Action), and in an action filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). These actions seek to recover monetary damages from Mr. Luddy based on pre-bankruptcy events. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming the Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. The Company also filed a motion in Bankruptcy Court to dismiss the complaint on the basis that, among other things, Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of the Reorganization Plan. On August 9, 2004, Mr. Luddy filed a unilateral dismissal of his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as in his prior complaint. The Company removed Mr. Luddy's new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy's motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part the Company's motion to dismiss, without prejudice to the Company's right to renew the motion later, after discovery and formal fact finding. On February 23, 2005, Mr. Luddy filed an amended complaint, which the Company answered on March 15, 2005. Discovery is scheduled to be completed by May 2005, but no trial date has been set. Peregrine believes Mr. Luddy's claims are without merit and intends to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company's financial position, results of operations or liquidity.

Other Litigation

        The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company's financial position, results of operations or liquidity.

10.   Subsequent Events

Sale of Investment

        In January 2005 the Company received a $4.2 million initial payment in connection with the sale of one of its cost-method investments. The Company was carrying this investment at $3.1 million as of September 30, 2004 and March 31, 2004. The Company will recognize a $1.1 million gain on this sale in the fiscal 2005 fourth quarter. In addition to the $4.2 million initial payment received, the Company has rights to receive up to $0.5 million of additional proceeds from the sale of this investment upon final resolution of purchase contingencies. Given the uncertainties surrounding the contingencies, amounts subsequently received, if any, will be recorded as an additional gain on the sale in the period received. At September 30, 2004, the carrying amount of the investment is included in other current assets.

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

        The information contained in this section is generally limited to the reporting periods covered by this report. Please note, however, that we have supplemented our discussion of liquidity and capital resources for the three months ended September 30, 2004 with a more current discussion of our liquidity and capital resources as of December 31, 2004.

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

        Reorganization value is the fair value of the entity before considering liabilities, and it approximates the amount a willing buyer would pay for the assets of the entity immediately after reorganization. With the assistance of third-party financial advisors, we determined the fair value of the new common stock for the reorganized Company to be $270 million, which represents the business enterprise value adjusted for debt financing and other liabilities net of cash. For purposes of applying SOP 90-7, we used a business enterprise value of $277 million, representing our best estimate of the Company's reorganized business enterprise value.

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

Revenue Recognition

        As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and the timing of our revenue for any period if our management made different judgments or utilized different estimates. Our revenue is derived principally from software product licensing and related services. Our standard end-user license agreement provides for an initial fee for use of our products in perpetuity. License fees are generally due upon the granting of the license. Maintenance revenue consists of fees for technical support and software updates. Consulting and training revenue is for fees earned for professional services provided to customers primarily on a time and material basis. We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting

Bulletins No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition," issued by the SEC.

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

        Revenue from maintenance services is recognized ratably over the contractual period, generally one year. Consulting revenue is primarily derived from software product integration services, which we typically perform on a time and material basis under separate service agreements. In our judgment, consulting services are not usually considered essential to the functionality of the software. Training revenue derives from instructor-led and online educational services provided relating to our products. As a result, we recognize license revenue upon delivery of the software, which generally is prior to the delivery of the consulting and training services. Revenue from consulting and training services are recognized as the respective services are performed.

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

Accounting for Income Taxes

        Significant judgment is required in determining our worldwide income tax provision. In a global business, there are many transactions and calculations in which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and segregation of foreign and domestic income and expense to avoid double taxation. We have accrued reserves for tax contingencies based upon our estimates of the tax to ultimately be paid. This estimate is updated as new information becomes available. While these estimates are based upon the information available when these statements are issued, no assurance can be given that the final outcome of these matters will not differ from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and financial position, results of operations or liquidity in the period for which such determination is made.

        We have recorded a valuation allowance on substantially all of our net deferred tax asset balances as of September 30, 2004, and March 31, 2004 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions to goodwill.

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

        As required by Item 303(b) of Regulation S-K, the discussion and analysis of results of operations covers all periods for which financial statements are presented, even those that relate to periods shorter than full three- and six-month periods. However, for clarity of presentation, where the adoption of fresh-start reporting did not have a material effect, we have only compared the results of operations of our Successor Company for the three- and six-month periods ended September 30, 2004 with the historical results of operations of the Successor and Predecessor Company on a combined basis for the three- and six-month periods ended September 30, 2003.

        The discussion and analysis of results of operations for the shortened periods are not directly comparable to the full three- and six-month periods in the current fiscal year. For example, our Successor Company's license revenue, maintenance revenue, amortization, income taxes, discontinued operations and reorganization items, net were all affected by the adoption of fresh-start accounting. In order to provide an informative comparison of results of operations with our Successor Company's results for the three-month period ended September 30, 2004, our Predecessor Company's results of operations are presented for the 18-day period ended July 18, 2003 beside our Successor Company's results of operations for the 74-day period ended September 30, 2003, as well as on a pro forma combined basis for the combined three-month period. Similarly, our Predecessor Company's results of operations are presented for the 109-day period ended July 18, 2003 beside our Successor Company's results of operations for the 74-day period ended September 30, 2003, as well as on a pro forma combined basis for the combined six-month period, in order to facilitate a comparison with our Successor Company's results of operations for the six-month period ended September 30, 2004. This information is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined financial information does not reflect the results of operations that either our Predecessor Company or our Successor Company would have achieved for the full fiscal 2004 three- and six-month periods. The pro forma combined financial information for the three- and six-month periods ended September 30, 2003 is presented on a merely additive basis and does not give pro forma effect to our Predecessor Company's results as if the consummation of the Reorganization Plan and the related fresh-start and other adjustments had occurred at the beginning of the period presented.

        The following tables set forth, for the periods indicated, the selected condensed consolidated statement of operations data as a percentage of total revenue:

Three Months

	Successor Company Three Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003
Revenue:
Licenses	32.6%	39.9%	17.0%	36.5%
Maintenance	59.1%	50.5%	69.8%	53.4%
Consulting and training	8.3%	9.6%	13.2%	10.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	0.7%	0.9%	1.2%	0.9%
Cost of maintenance	9.3%	9.8%	13.5%	10.3%
Cost of consulting and training	9.2%	9.6%	13.2%	10.1%
Sales and marketing	32.5%	26.6%	33.5%	27.6%
Research and development	14.2%	16.8%	23.2%	17.8%
General and administrative	25.4%	23.3%	32.2%	24.6%
Amortization of intangible assets	12.1%	13.4%	0.0%	11.4%

Total operating costs and expenses	103.4%	100.4%	116.8%	102.7%

Operating (loss) income	(3.4)%	(0.4)%	(16.8)%	(2.7)%
Foreign currency transaction gains, net	0.2%	0.9%	1.2%	0.9%
Reorganization items, net	(0.7)%	(10.8)%	6,229.2%	923.1%
Interest income	0.7%	1.1%	0.0%	0.9%
Interest expense	(2.2)%	(4.3)%	(11.7)%	(5.4)%

(Loss) income before income taxes	(5.4)%	(13.5)%	6,201.9%	916.8%
Income tax expense	(2.3)%	(1.9)%	(18.5)%	(4.4)%

Net (loss) income	(7.7)%	(15.4)%	6,183.4%	912.4%

Six Months

	Successor Company Six Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003
Revenue:
Licenses	30.4%	39.9%	27.8%	32.9%
Maintenance	60.8%	50.5%	60.0%	56.0%
Consulting and training	8.8%	9.6%	12.2%	11.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	0.8%	0.9%	1.5%	1.2%
Cost of maintenance	10.2%	9.8%	10.6%	10.2%
Cost of consulting and training	9.4%	9.6%	10.9%	10.3%
Sales and marketing	36.2%	26.6%	30.0%	28.6%
Research and development	16.3%	16.8%	18.3%	17.7%
General and administrative	28.4%	23.3%	28.7%	26.4%
Amortization of intangible assets	13.2%	13.4%	0.0%	5.6%
Restructuring and other	0.0%	0.0%	(2.5)%	(1.5)%

Total operating costs and expenses	114.5%	100.4%	97.5%	98.5%

(Loss) income from continuing operations	(14.5)%	(0.4)%	2.5%	1.5%
Foreign currency transaction (losses) gains, net	(1.1)%	0.9%	(2.1)%	(0.8)%
Reorganization items, net	(1.3)%	(10.8)%	778.6%	447.1%
Interest income	0.7%	1.1%	1.3%	1.2%
Interest expense	(2.6)%	(4.3)%	(9.7)%	(7.4)%

(Loss) income from continuing operations before income taxes	(18.8)%	(13.5)%	770.6%	441.6%
Income tax expense on continuing operations	(2.7)%	(1.9)%	(2.3)%	(2.1)%

(Loss) income from continuing operations	(21.5)%	(15.4)%	768.3%	439.5%
Income from discontinued operations, net of income taxes	0.0%	0.0%	0.5%	0.3%

Net (loss) income	(21.5)%	(15.4)%	768.8%	439.8%

COMPARISON OF RESULTS OF OPERATIONS

REVENUE

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services.

        The following tables summarize Successor Company revenue for the three and six months ended September 30, 2004 and pro forma combined revenue for the three and six months ended September 30, 2003 and (dollars in thousands):

Three Months

	Successor Company Three Months Ended September 30, 2004		Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003
		Successor Company 74 Days Ended September 30, 2003
					Change
					Amount	Percent
Total revenue
New	$47,934	$35,220	$5,590	$40,810	$7,124	17%
Pre-fiscal 2003 transactions	—	—	609	609	(609)	(100)%

Total	$47,934	$35,220	$6,199	$41,419	$6,515	16%

        Revenue totaled $47.9 million for the three months ended September 30, 2004, an increase of $6.5 million, or 16%, from the $41.4 million pro forma combined revenue for the three months ended September 30, 2003. License revenue for the three months ended September 30, 2003 includes $0.6 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined three months ended September 30, 2003. Revenue for the three months ended September 30, 2004 increased by $7.1 million, or 17%, from the pro forma combined revenue for the three months ended September 30, 2003, excluding license transactions initiated prior to fiscal 2003. The reasons for the revenue increases or decreases are discussed below.

Six Months

	Successor Company Six Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003
					Change
					Amount	Percent
Total Revenue
New	$88,108	$35,220	$43,060	$78,280	$9,828	13%
Pre-fiscal 2003 transactions	—	—	5,595	5,595	(5,595)	(100)%

Total	$88,108	$35,220	$48,655	$83,875	$4,233	5%

        Revenue totaled $88.1 million for the six months ended September 30, 2004, an increase of $4.2 million, or 5%, from the $83.9 million pro forma combined revenue for the six months ended September 30, 2003. License revenue for the six months ended September 30, 2003 includes $5.6 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined six months ended September 30, 2003. Revenue for the six months ended September 30, 2004 increased by $9.8 million, or 13%, from the pro forma combined revenue for the six months ended September 30, 2003, excluding license transactions initiated prior to fiscal 2003. The reasons for the revenue increases or decreases are discussed below.

Licenses

        We generally license our products to end-users under perpetual license agreements for an up-front fee. License revenue for the pro forma combined three and six months ended September 30, 2003 includes $0.6 million and $5.6 million, respectively, from license transactions originally entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until those periods. The delay in recognizing revenue from license transactions originally entered into prior to fiscal 2003 arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. Upon the application of fresh-start reporting as of July 18, 2003, amounts that would have been recognized as revenue in future fiscal quarters by the Successor Company for such arrangements were eliminated because we have no significant future performance obligations under these agreements. Anticipated collections of Predecessor Company extended pay receivables were recorded as other assets in connection with the adoption of fresh-start reporting. At September 30, 2004 other assets included $1.7 million of such receivables which are expected to be collected by March 31, 2005.

        The following tables summarize Successor Company license revenue for the three and six months ended September 30, 2004 and pro forma combined license revenue for the three and six months ended September 30, 2003 (dollars in thousands):

Three Months

	Successor Company Three Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003
					Change
					Amount	Percent
Licenses
New	$15,623	$14,052	$441	$14,493	$1,130	8%
Pre-fiscal 2003 transactions	—	—	609	609	(609)	(100)%

Total	$15,623	$14,052	$1,050	$15,102	$521	3%

        License revenue for the three months ended September 30, 2004 increased by $1.1 million, or 8%, from the pro forma combined license revenue for the three months ended September 30, 2003, excluding transactions initiated prior to fiscal 2003. The increase primarily reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base. This in part reflected our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. License revenue totaled $15.6 million for the three months ended September 30, 2004, an increase of $0.5 million, or 3%, from the $15.1 million for the pro forma combined three months ended September 30, 2003.

Six Months

	Successor Company Six Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003
					Change
					Amount	Percent
Licenses
New	$26,768	$14,052	$7,930	$21,982	$4,786	22%
Pre-fiscal 2003 transactions	—	—	5,595	5,595	(5,595)	(100)%

Total	$26,768	$14,052	$13,525	$27,577	$(809)	(3)%

        License revenue for the six months ended September 30, 2004 increased by $4.8 million, or 22%, from the pro forma combined six months ended September 30, 2003, excluding transactions initiated prior to fiscal 2003. The increase primarily reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. License revenue totaled $26.8 million for the six months ended September 30, 2004, a decrease of $0.8 million, or 3%, from the $27.6 million for the pro forma combined six months ended September 30, 2003. License revenue for the period ended September 30, 2004 resulted mostly from license transactions entered into during the period and, as a result of the adoption of fresh-start reporting, did not include any revenue from license transactions initiated prior to fiscal 2003. License revenue for the pro forma combined six months ended September 30, 2003 included $22.0 million of license fees attributable mostly to new license transactions entered into during the period and $5.6 million attributable to license transactions initiated prior to fiscal 2003 but for which revenue was first recognizable in the pro forma combined six months ended September 30, 2003.

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

        As described earlier, we adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003. Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in accordance with SFAS No. 141. In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of maintenance contracts existing at July 18, 2003. This $6.3 million adjustment has the effect of reducing maintenance revenue over the maintenance contract period for those contracts that existed when we adopted fresh-start reporting. In the three and six months ended September 30, 2004 maintenance revenue was reduced by $0.4 million and $1.0 million,, respectively. The balance of the adjustment of $1.0 million at September 30, 2004 will be amortized through March 31, 2007.

        The following tables summarize Successor Company maintenance revenue for the three and six months ended September 30, 2004 and pro forma combined maintenance revenue for the three and six months ended September 30, 2003 (dollars in thousands):

Three Months

	Successor Company Three Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003
					Change
					Amount	Percent
Maintenance	$28,315	$17,792	$4,328	$22,120	$6,195	28%

        Maintenance revenue totaled $28.3 million for the three months ended September 30, 2004, an increase of $6.2 million, or 28%, from the $22.1 million reported for the pro forma combined three months ended September 30, 2003. This increase is net of the $0.4 million and a $1.7 million reduction resulting from the adoption of fresh-start reporting for the three months ended September 30, 2004 and the pro forma combined three months ended September 30, 2003, respectively. Excluding the reductions in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue increased $4.9 million, or 21%, from the pro forma combined three months ended September 30, 2003. The increase occurred mainly as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

Six Months

	Successor Company Six Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003
					Change
					Amount	Percent
Maintenance	$53,552	$17,792	$29,176	$46,968	$6,584	14%

        Maintenance revenue totaled $53.6 million for the six months ended September 30, 2004, an increase of $6.6 million, or 14%, from the $47.0 million reported for the pro forma combined six months ended September 30, 2003. This increase is net of the $1.0 million and a $1.7 million reduction resulting from the adoption of fresh-start reporting for the six months ended September 30, 2004 and the pro forma combined six months ended September 30, 2003, respectively. Excluding the reduction in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue increased $5.9 million, or 12%, from the pro forma combined six months ended September 30, 2003. The increase occurred mainly as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

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

        During the latter half of fiscal 2004, the Company began to reinvest in expanding its consulting business due to increasing customer demand after emergence from bankruptcy. The Company hired additional business development personnel, new managers and other staff to address this demand.

        The following tables summarize Successor Company consulting and training revenue for the three and six months ended September 30, 2004 and pro forma combined consulting and training revenue for the three and six months ended September 30, 2003 (dollars in thousands):

Three Months

	Successor Company Three Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003
					Change
					Amount	Percent
Consulting and training	$3,996	$3,376	$821	$4,197	$(201)	(5)%

        Revenue for consulting and training services totaled $4.0 million for the three months ended September 30, 2004, a decrease of $0.2 million, or 5%, from the $4.2 million pro forma combined consulting and training revenue for the three months ended September 30, 2003. This decrease primarily reflects the fact that the pro forma combined three months ended September 30, 2003 includes revenue from arrangements that were in place prior to the June 2002 when we changed our consulting services strategy. This fiscal 2004 revenue related to pre-June 2002 arrangements was greater than the revenue increases related to our reinvestment efforts which began in the latter half of fiscal 2004.

Six Months

	Successor Company Six Months Ended September 30, 2004		Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003
		Successor Company 74 Days Ended September 30, 2003
					Change
					Amount	Percent
Consulting and training	$7,788	$3,376	$5,954	$9,330	$(1,542)	(17)%

        Revenue for consulting and training services totaled $7.8 million for the six months ended September 30, 2004, a decrease of $1.5 million, or 17%, from the $9.3 million pro forma combined consulting and training revenue for the six months ended September 30, 2003. This decrease primarily reflects the fact that the pro forma combined six months ended September 30, 2003 includes revenue from arrangements that were in place prior to the June 2002 when we changed our consulting services strategy. This fiscal 2004 revenue related to pre-June 2002 arrangements was greater than the revenue increases related to our reinvestment efforts which began in the latter half of fiscal 2004.

Revenue by Segment

        We organize our business operations according to two segments:

  •
  The Americas, the U.S., Canada and South America (Americas); and

  •
  Europe, the Middle East and Africa and Asia Pacific (EMEA/AP).

        The following tables summarize Successor Company revenue by segment for the three and six months ended September 30, 2004 and pro forma combined revenue by segment for the three and six months ended September 30, 2003 (dollars in thousands):

Three Months

	Successor Company Three Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 18 Days Ended July 18, 2003	Pro Forma Combined Three Months Ended September 30, 2003
					Change
					Amount	Percent
Americas	$28,234	$19,862	$4,012	$23,874	$4,360	18%
EMEA/AP	19,700	15,358	2,187	17,545	2,155	12%

Total	$47,934	$35,220	$6,199	$41,419	$6,515	16%

% of total revenue
Americas	59%	56%	65%	58%
EMEA/AP	41%	44%	35%	42%

	100%	100%	100%	100%

        Revenue for the Americas territory totaled $28.2 million for the three months ended September 30, 2004, an increase of $4.4 million, or 18%, from the pro forma combined revenue for the three months ended September 30, 2003. License revenue for the Americas territory totaled $9.4 million for the three months ended September 30, 2004, an increase of $1.3 million, or 16%, from the pro forma combined license revenue for three months ended September 30, 2003. License revenue for the Americas territory for the three months ended September 30, 2003 includes $0.6 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined three months ended September 30, 2003. License revenue for the Americas territory for the three months ended September 30, 2004 increased by $1.9 million, or 25%, from the pro forma combined license revenue for the three months ended September 30, 2003, excluding transactions initiated prior to fiscal 2003. This reflected higher unit sales of new and additional licenses, largely to our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. Maintenance revenue for the Americas territory increased $2.7 million for the three months ended September 30, 2004 from maintenance revenue for the Americas territory for the pro forma combined three months ended September 30, 2003 primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Americas consulting and training revenue increased $0.4 million as a result of the Company reinvesting in expanding its consulting business during the latter half of fiscal 2004.

        Revenue for the EMEA/AP territory totaled $19.7 million for the three months ended September 30, 2004, an increase of $2.2 million, or 12%, from the pro forma combined revenue for the three months ended September 30, 2003. License revenue in EMEA/AP for the three months ended September 30, 2004 decreased by $0.8 million from the pro forma combined license revenue for the three months ended September 30, 2003 primarily as a result of lower unit sales of new and additional licenses. EMEA/AP maintenance revenue in the three months ended September 30, 2004 increased by $3.5 million, or 42%, from the pro forma combined revenue for the three months ended September 30, 2003 primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. EMEA/AP consulting and training revenue decreased $0.6 million, or 28%, and primarily reflects the June 2002 change in our consulting services strategy, offset in part by the impact associated with the reinvestment efforts which began in the latter half of fiscal 2004.

Six Months

	Successor Company Six Months Ended September 30, 2004	Successor Company 74 Days Ended September 30, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Six Months Ended September 30, 2003
					Change
					Amount	Percent
Americas	$50,820	$19,862	$32,043	$51,905	$(1,085)	(2)%
EMEA/AP	37,288	15,358	16,612	31,970	5,318	17%

Total	$88,108	$35,220	$48,655	$83,875	$4,233	5%

% of total revenue
Americas	58%	56%	66%	62%
EMEA/AP	42%	44%	34%	38%

	100%	100%	100%	100%

        Revenue for the Americas territory totaled $50.8 million for the six months ended September 30, 2004, a decrease of $1.1 million, or 2%, from the pro forma combined revenue for the six months ended September 30, 2003. License revenue for the Americas territory totaled $15.5 million for the six months ended September 30, 2004, a decrease of $2.0 million, or 11%, from the pro forma combined license revenue for the six months ended September 30, 2003. License revenue for the Americas territory for the six months ended September 30, 2003 includes $5.2 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined six months ended September 30, 2003. License revenue for the Americas territory for the six months ended September 30, 2004 increased by $3.2 million, or 26%, from the pro forma combined license revenue for the six months ended September 30, 2003, excluding transactions initiated prior to fiscal 2003, as a result of higher unit sales of new and additional licenses, largely to our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. Maintenance revenue for the Americas territory increased $1.0 million for the six months ended September 30, 2004 from maintenance revenue for the Americas territory for the pro forma combined six months ended September 30, 2003 primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Americas consulting and training revenue was substantially the same as the pro forma combined consulting and training revenue for the six months ended September 30, 2003.

        Revenue for the EMEA/AP territory totaled $37.3 million for the six months ended September 30, 2004, an increase of $5.3 million, or 17%, from the pro forma combined revenue for the six months ended September 30, 2003. License revenue in EMEA/AP for the six months ended September 30, 2004 increased $1.2 million from the pro forma combined license revenue for the six months ended September 30, 2003 as a result of higher unit sales of new and additional licenses, largely to our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. In addition, revenues increased as the result of hiring new personnel and improved execution of the current sales model. EMEA/AP maintenance revenue in the six months ended September 30, 2004 increased by $5.6 million, or 33%, primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. EMEA/AP consulting and training revenue decreased $1.5 million, or 32%, and primarily reflects the June 2002 change in our consulting services strategy, offset in part by the impact associated with the reinvestment efforts which began in the latter half of fiscal 2004.

COSTS AND EXPENSES

Cost of Licenses

        The cost of licenses primarily consists of third-party software royalties, product packaging, documentation and production, and distribution costs.

        The cost of licenses totaled $0.3 million for the three months ended September 30, 2004, and was substantially the same as the cost of licenses for the pro forma combined three months ended September 30, 2003. The cost of licenses represented 2% and 3% of license revenue for the three months ended September 30, 2004 and the pro forma combined three months ended September 30, 2003, respectively.

        The cost of licenses totaled $0.7 million for the six months ended September 30, 2004, a decrease of $0.3 million, or 30%, from the pro forma combined cost of licenses for the six months ended September 30, 2003. The cost of licenses represented 3% and 4% of license revenue for the six months ended September 30, 2004 and the pro forma combined six months ended September 30, 2003, respectively. This decrease resulted primarily from reductions in software royalties and from ongoing cost reductions implemented in the latter portion of fiscal 2003 through the quarter ended June 30, 2003. We began to outsource most of our product distribution beginning in the three months ended June 30, 2003, and fully implemented the outsourcing prior to the quarter ended June 30, 2004.

Cost of Maintenance

        The cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts.

        The cost of maintenance totaled $4.4 million for the three months ended September 30, 2004, and was substantially the same as the cost of maintenance for the pro forma combined three months ended September 30, 2003. The cost of maintenance represented 16% and 19% of maintenance revenue for the three months ended September 30, 2004 and the pro forma combined three months ended September 30, 2003, respectively.

        The cost of maintenance totaled $9.0 million for the six months ended September 30, 2004, and was substantially the same as the cost of maintenance for the pro forma combined six months ended September 30, 2003. The cost of maintenance represented 17% and 18% of maintenance revenue for the six months ended September 30, 2004 and the pro forma combined six months ended September 30, 2003, respectively.

Cost of Consulting and Training

        The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf.

        The cost of consulting and training totaled $4.4 million for the three months ended September 30, 2004, and was substantially the same as the cost of consulting and training for the pro forma combined three months ended September 30, 2003. The cost of consulting and training represented 110% and 100% of consulting and training revenue for the three months ended September 30, 2004 and the pro forma combined three months ended September 30, 2003. The increase as a percentage of consulting and training revenues reflects the static nature of the associated overhead costs relative to the corresponding decrease in direct personnel costs.

        The cost of consulting and training totaled $8.3 million for the six months ended September 30, 2004, a decrease of $0.4 million, or 4%, from the pro forma combined six months ended September 30, 2003. The cost of consulting and training represented 107% and 93% of consulting and training revenue for the six months ended September 30, 2004 and the pro forma combined six months ended September 30, 2003, respectively. The cost decrease resulted mostly from a decrease in direct personnel costs associated with the provision of these services consistent with the decrease in the associated revenue. The increase as a percentage of consulting and training revenues reflects the static nature of the associated overhead costs relative to the corresponding decrease in direct personnel costs.

Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses.

        Sales and marketing expenses totaled $15.6 million for the three months ended September 30, 2004, an increase of $4.1 million, or 36%, from the pro forma combined sales and marketing expenses for the three months ended September 30, 2003. The increase reflects an increase in strategic marketing consulting fees, trade show costs and commission expense. The increase in commission expense resulted primarily from the increase in license revenue, exclusive of transactions initiated prior to fiscal 2003.

        Sales and marketing expenses totaled $31.9 million for the six months ended September 30, 2004, an increase of $7.9 million, or 33%, from the pro forma combined sales and marketing expenses for the six months ended September 30, 2003. The increase reflects an increase in strategic marketing consulting fees, trade show costs and commission expense. The increase in commission expense resulted primarily from the increase in license revenue, exclusive of transactions initiated prior to fiscal 2003.

Research and Development

        Research and development (R&D) expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts, which include software development and product management efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel. No software development costs were capitalized during the periods presented, as costs incurred between technological feasibility and product releases were minimal.

        R&D expenses totaled $6.8 million for the three months ended September 30, 2004, a decrease of $0.5 million, or 7%, from the pro forma combined R&D expenses for the three months ended September 30, 2003. This decrease is primarily due to reductions in third-party consulting services.

        R&D expenses totaled $14.3 million for the six months ended September 30, 2004, a decrease of $0.5 million, or 3%, from the pro forma combined R&D expenses for the six months ended September 30, 2003. This decrease is primarily due to reductions in third-party consulting services.

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

        G&A expenses totaled $12.2 million for the three months ended September 30, 2004, an increase of $2.0 million, or 19%, from the pro forma combined G&A expenses for the three months ended September 30, 2003. The increase primarily reflects an increase in payroll and payroll related costs. Additionally, there were increases in professional fees for tax and financial and accounting related services and systems costs.

        G&A expenses totaled $25.0 million for the six months ended September 30, 2004, an increase of $2.8 million, or 13%, from the pro forma combined G&A expenses for the six months ended September 30, 2003. The increase primarily reflects an increase in payroll and payroll related costs. Additionally, there were increases in professional fees for tax and financial and accounting related services.

Amortization of Intangible Assets

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by SFAS 141. Identifiable intangible assets identified in connection with fresh-start reporting which are subject to amortization consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. With the adoption of fresh-start reporting, our Successor Company determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the three and six months ended September 30, 2004, and the 74 days ended September 30, 2003 our Successor Company recorded non-cash charges for amortization of intangible assets of $5.8 million, $11.6 million and $4.7 million, respectively.

Restructuring and Other

        Restructuring and other for our Predecessor Company totaled $1.2 million for the 109 days ended July 18, 2003 and represents a gain realized upon the sale of certain minority investments in other companies.

Foreign Currency Transaction Gains (Losses), Net

        Foreign currency transaction gains (losses), net consist primarily of exchange rate gains or losses resulting from remeasurement of foreign-denominated short-term intercompany and third-party receivable and payable balances and cash balances of our operating entities into their functional currencies at period-end market rates. Foreign currency transactions resulted in gains of $0.1 million and $0.4 million for the three months ended September 30, 2004 and the combined pro forma three months ended September 30, 2003, respectively. Foreign currency transactions resulted in losses of $1.0 million and $0.7 million for the six months ended September 30, 2004 and the combined pro forma six months ended September 30, 2003, respectively.

Reorganization Items, Net

        As discussed above, as a result of our bankruptcy-law filing, as of September 22, 2002, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company's reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of our wholly-owned subsidiary, Remedy, which is recorded in discontinued operations. Our Successor Company has also incurred charges recorded in reorganization items, net, primarily related to bankruptcy-proceeding professional fees.

        Reorganization items, net totaled $0.3 million and $1.1 million for the three and six months ended September 30, 2004, respectively, and consisted primarily of professional fees directly related to the bankruptcy filing net of $0.1 million of gains on settlements with creditors. Reorganization items, net totaled $3.8 million for the 74 days ended September 30, 2003 and consisted primarily of professional fees directly related to the bankruptcy filing.

        Reorganization items, net for our Predecessor Company consist of the following (in thousands):

	Predecessor Company
	18 Days Ended July 18, 2003	109 days Ended July 18, 2003
Professional fees	$(952)	$(8,279)
Employee retention and benefits	(6,302)	(6,302)
Acceleration of deferred compensation charges	(499)	(499)
Gains on settlements with creditors	35,393	35,393
Increase to fresh-start basis of assets and liabilities	358,508	358,508

	$386,148	$378,821

        In the 18 days ended July 18, 2003, our Predecessor Company recorded a net reorganization gain of $386.1 million. Of this gain, $358.5 million resulted from the fair value adjustment to our assets and liabilities in connection with the adoption of fresh-start accounting. We also recognized a $35.4 million gain on our settlement with creditors upon exiting bankruptcy. These gains were offset somewhat by other costs directly related to the implementation of our Reorganization Plan. Reorganization items for the 109 days ended July 18, 2003, also include additional professional fees directly related to our bankruptcy proceeding for the three months ended June 30, 2003.

Interest Income

        Interest income totaled $0.3 million for the three months ended September 30, 2004, a decrease of $0.1 million, or 11%, from the pro forma combined three months ended September 30, 2003. Interest income totaled $0.6 million for the six months ended September 30, 2004, a decrease of $0.4 million, or 41%, from the pro forma combined six months ended September 30, 2003. Interest income for both periods decreased primarily as a result of lower available cash balances to invest.

Interest Expense

        Interest expense primarily includes interest expense and amortized costs related to our borrowings. Interest expense totaled $1.0 million for the three months ended September 30, 2004, a decrease of $1.2 million, or 53%, from the pro forma combined three months ended September 30, 2003. Interest expense totaled $2.3 million for the six months ended September 30, 2004, a decrease of $4.0 million, or 64%, from the pro forma combined six months ended September 30, 2003. Interest expense for both periods decreased primarily as a result of lower debt balances, offset in part by higher interest rates on currently outstanding debt.

Income Taxes

        Income tax expense totaled $1.1 million and $2.4 million for the three and six months ended September 30, 2004, compared to expenses of $1.8 million in each of the pro forma combined three and six months ended September 30, 2003. This tax expense represented 42.3% and 14.4% of the loss from continuing operations before income taxes for the three and six months ended September 30, 2004 and 0.5% of income from continuing operations before income taxes in each of the pro forma combined three and six months ended September 30, 2003. Tax expense is derived primarily from taxes on foreign operations for which no U.S. federal benefit can be recorded and interest accrued on the Company's tax contingencies.

Discontinued Operations

        As part of our efforts to raise cash and reduce expenses, we sold our Remedy business in November 2002. This business is treated as discontinued operations by the Predecessor Company in the condensed consolidated financial statements included in this report. Income from discontinued operations related to Remedy for the 109 days ended July 18, 2003 of $0.3 million pertained to the collection of a trade receivable that had extended payment terms.

LIQUIDITY AND CAPITAL RESOURCES

        We have supplemented our discussion of liquidity and capital resources for the three-month period ended September 30, 2004 with a more current discussion of our liquidity and capital resources as of December 31, 2004.

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

        The following table summarizes the Successor Company cash and cash equivalents, restricted cash, marketable securities and working capital as of September 30, 2004 and March 31, 2004 (dollars in thousands):

	September 30, 2004	March 31, 2004
Cash and cash equivalents	$73,520	$105,946
Cash—restricted	4,677	4,654
Marketable securities	8,000	—
Working capital (deficit)	(13,375)	3,348

        Cash equivalents primarily consist of overnight money market accounts, time deposits, commercial paper and government agency notes. The restricted cash relates primarily to security for certain real property leases, equipment lease obligations and a liability to a vendor. Marketable securities consist entirely of auction rate securities. Working capital (deficit) consists primarily of cash and cash equivalents, marketable securities, accounts receivable, and other current assets net of accounts payable, accrued expenses, and current portions of deferred revenue and notes payable.

        For the six months ended September 30, 2004, the 74 days ended September 30, 2003 and the 109 days ended July 18, 2003 our cash flows were as follows (dollars in thousands):

	Successor Company		Predecessor Company 109 Days Ended July 18, 2003
	Six Months Ended September 30, 2004	74 Days Ended September 30, 2003
Cash (used in) provided by:
Operating activities	$(9,658)	$(1,249)	$(51,657)
Investing activities	(9,552)	(704)	32,578
Financing activities	(13,124)	(2,251)	(110,792)
Effect of exchange rate fluctuations on cash	(92)	(466)	1,057
Net cash flows from discontinued operations	—	—	2,565

Net decrease in cash and cash equivalents	$(32,426)	$(4,670)	$(126,249)

Operating Activities

        For the six months ended September 30, 2004 the Successor Company used $9.7 million of cash in operating activities. Our Successor Company reported a net loss of $18.9 million and cash outflows from changes in working capital of $5.4 million. These were partially offset by non-cash charges of $14.0 million for amortization and depreciation. Working capital changes were primarily impacted by a decrease in deferred revenue of $14.1 million, offset by a decrease in accounts receivable of $5.9 million. Working capital changes also included the collection of $3.1 million of extended pay receivables recorded as other assets in connection with fresh-start reporting. Of the amortization charge, $11.6 million was related to the new identifiable intangibles established with the adoption of fresh-start reporting treatment as of July 18, 2003.

        For the 74-day period ended September 30, 2003, our Successor Company operations used $1.2 million in net cash. Our Successor Company reported a net loss of $5.4 million, including non-cash charges of $6.5 million for amortization and depreciation. Of the amortization charge, $4.7 million was related to the new identifiable intangibles established with the adoption of fresh-start accounting treatment as of July 18, 2003. The changes in working capital were the primary reason for the use of cash from operating activities with the decrease in accrued liabilities of $7.1 million being the primary contributor.

        Our Predecessor Company used $51.7 million of net cash in operating activities in the 109-day period ended July 18, 2003. Our Predecessor Company reported net income from continuing operations of $373.9 million for this period. However, most of the income was non-cash in nature, because it resulted from the adoption of fresh-start reporting treatment. During the period, our Predecessor Company used $42.9 million of cash for reorganization items related to implementing our Reorganization Plan, which accounts for most of the decrease in the period.

Investing Activities

        For the six months ended September 30, 2004 the Successor Company used $9.6 million in investing activities, which primarily reflects $8.0 million of net purchases of marketable securities and $1.8 million of cash used for capital expenditures, mostly for computers and data processing equipment and leasehold improvements.

        For the 74 days ended September 30, 2003 the Successor Company used $0.7 million in investing activities, which primarily reflects cash used for capital expenditures, mostly for leasehold improvements.

        For the 109 days ended July 18, 2003 the Predecessor Company provided $32.6 million from investing activities. Cash from investing activities increased $27.1 million because that amount of restricted cash became available for general use in accordance with our Reorganization Plan and also increased $5.4 million from the sale of investments.

Financing Activities

        For the six months ended September 30, 2004 the Successor Company used $13.1 million in financing activities. These payments primarily reflect repayment of $10.2 million of principal on long-term debt as well as $3.1 million of principal on factor loans.

        For the 74 days ended September 30, 2003 the Successor Company repaid $2.3 million of its factor loan obligations.

        For the 109 days ended July 18, 2003, under the terms of the Reorganization Plan, our Predecessor Company paid down $24.3 million on factor loans and paid $86.5 million, in addition to other consideration, to the holders of its convertible subordinated notes.

Status at December 31, 2004

        As of December 31, 2004, the end of our fiscal 2005 third quarter, our Successor Company had non-trade obligations, including accrued interest, of approximately $55.5 million and cash, cash equivalents and marketable securities of approximately $87.5 million, of which $4.8 million was restricted. The non-trade obligations consisted of $45.2 million in senior notes (including accrued interest), $9.9 million in deferred payment obligations related to bankruptcy settlements (net of unearned imputed interest) and $0.4 million of factor loans.

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

        We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade obligations for at least twelve months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions, and financial, business and other factors affecting our operations, including factors beyond our control. We currently have no lines of credit or similar facilities with any financial institutions. There can be no assurance that additional financing will be available in the future, or that if available, we will be able to obtain it on terms favorable to us. Please review the information set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Bankruptcy Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. Through February 28, 2005, the aggregate face amount of the general unsecured (Class 8) claims asserted against us, plus the amounts we scheduled for payment for Class 8 claims without a claim asserted against us, totaled approximately $384.1 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 Class 8 claims totaling $251.1 million. Claim amounts are amended from time to time by the creditors and potential creditors asserting them and sometimes are filed with a face amount that is the minimum amount asserted by the creditor. The amounts sought by such creditors can be increased. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of the Reorganization Plan, which are payable in cash, or as subordinated claims under Class 9 of the Reorganization Plan. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with Class 8 claims is difficult to determine. In connection with agreeing to the Reorganization Plan, the various constituencies independently analyzed the claims and determined that the total payment on the Class 8 general unsecured claims was likely to be between $49.0 million and $65.0 million.

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

        We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through February 28, 2005, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $380.6 million (including approximately $133.0 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims we have paid or agreed to pay over time approximately $45.0 million in cash. As of February 28, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $3.5 million remaining to be resolved. There were also approximately $1.7 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount, and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by us is uncertain. We believe that we have set aside adequate reserves for payments of the Class 8 claims as well as the priority and administrative claims and that the aggregate payment should fall within and possibly below the range of previously estimated payments of between $49.0 million and $65.0 million, determined by the various constituencies in the bankruptcy proceedings. However, payments in excess of the reserved amounts could have an adverse effect on our liquidity and financial condition. Because claims remain in dispute, we are unable to predict the final payment amount or the period over which payments would be made.

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

RISK FACTORS

        There are significant risk factors that currently affect or may affect our business, financial condition or operating results. As of the date of this report we are not current in filing our periodic reports with the SEC. Readers should carefully consider these factors before making an investment decision with respect to our common stock. These risk factors are detailed beginning on page 62 in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2004, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

        Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

  •
  the significant turnover in our management and our finance staff; and

  •
  the other factors described below and in both our Annual Report on Form 10-K for the year ended March 31, 2004 under the caption "Changes in Internal Control Over Financial Reporting" and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed February 15, 2005 regarding the condition of our internal controls over financial reporting under the caption "Changes in Internal Control over Financial Reporting."

        Readers should carefully review the information set forth under the caption "Changes in Internal Control Over Financial Reporting" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004; the information set forth under the caption "Changes in Internal Control Over Financial Reporting" included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed February 15, 2005, and the information set forth below under "Changes in Internal Control Over Financial Reporting."

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Certain Internal Control Events During the Second Quarter of Fiscal 2005

        During the second quarter of fiscal 2005, our senior management continued efforts to remedy the significant deficiencies, including material weaknesses, in our internal controls over financial reporting. We continued our employee training program on the principles of revenue recognition in accordance with generally accepted accounting principles.

Internal Control Assessment as of the Filing Date of This Report

        We are including information in this report about material changes to identified internal control weaknesses over financial reporting for the period subsequent to December 20, 2004, which we discussed in our Annual Report on Form 10-K for the 2004 fiscal year ended March 31, 2004, filed on December 20, 2004, in order to provide readers with a current understanding of the identified weaknesses in internal control over financial reporting. These internal control weaknesses are being addressed as part of our Sarbanes-Oxley compliance project, as more fully discussed below. Readers should carefully review the discussion of the deficiencies and material changes in our internal control over financial reporting for the period prior to December 20, 2004 set forth under the caption "Changes in Internal Control Over Financial Reporting" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004; and set forth under the caption "Changes in Internal Control Over Financial Reporting" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed February 15, 2005.

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

Financial Reporting System

        Historically, our automated financial reporting systems have been overly complex, poorly integrated and inconsistently implemented. As a result, preparation of financial statements has required and continues to require multiple steps, including manual reconciliation of most accounts, and extensive management review. Many of our critical systems necessary to generate revenue information remain off-line and are not integrated with our standard accounting system, PeopleSoft. In fiscal 2004, we upgraded our PeopleSoft system, enabling us to operate our major financial operations on a common platform worldwide, and we have updated a number of billing and accounts receivable processes. We intend to prioritize and implement additional planned systems improvements in this area, which will be designed to mitigate the risk of inaccurate or incomplete information resulting from using manual processes and complex financial reporting systems.

Sales Order Processing System

        Historically, our sales order processing system has not been integrated and has required that transaction information be recorded by several individuals and entered into several databases. We intend to improve this system. Our financial management has had to devote substantial time to checking sales information to ensure that revenue information is correct. We have evaluated improvements to the systems for recording our sales transactions and a new, simplified process and a standardized sales order configuration and pricing tool has been implemented worldwide, including a standard product list. The use of this tool will reduce the duplication of information and improve the flow of information from our sales order processing staff to our revenue recognition staff. We continue to work on our processes and systems to create a standardized order management process for sales of maintenance and professional services.

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

Staffing and Training of Finance Personnel

        Historically, turnover among finance personnel was substantial, and we were understaffed. As a result of certain changes in financial management and the addition of financial staff during fiscal 2005, we believe we are adequately staffed in our finance organization. We are in the process of training our staff on a number of new policies and procedures recently developed as part of our Sarbanes-Oxley Compliance project, which is more fully discussed below.

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

Contract Management

        There have been deficiencies in our customer contract management processes. We have established some signature procedures and have centralized certain contract management functions and have established more formal policies and procedures in this area. We are also in the processes of formalizing a consistent and uniform signature authority and approval policy worldwide, as well as notification, security and retention requirements.

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

        Internal and External Testing.    We have substantially completed internal testing of our significant policies, processes, procedures and controls to assess their effectiveness and are in the process of compiling and evaluating the test results. Once we have evaluated this internal testing, management will be in a position to determine whether our internal controls over financial reporting are operating effectively. Next, we expect that our independent auditors will perform their own tests of our internal controls over financial reporting as well as assess management's assertions regarding these controls.

        Given the number of control deficiencies that we have identified and the limited amount of time to complete the remediation and testing processes as well as to assess the internal controls for operating effectiveness, we believe it likely that we will not be able to conclude that all of our internal controls over financial reporting are effective as of March 31, 2005. Even if management were able to reach such a conclusion, it is likely we will not have sufficiently completed our remediation and internal testing efforts with sufficient time to allow our independent registered public accounting firm an adequate period to observe the effectiveness of our remediation efforts in order to conclude as to the effectiveness of our internal controls. Further, even if our independent registered public accounting firm has sufficient time to perform their attestation for purposes of rendering an opinion under Sarbanes Oxley, some of the internal controls we implemented were not operating effectively as of March 31, 2005.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Government Investigations

        In June and July 2003, we entered into an agreement to settle a civil action brought against us by the SEC. Because we are not current in our reporting obligations to the SEC, we are not in compliance with the provision of the settlement requiring that we not violate federal securities laws. A U.S. Department of Justice investigation of Peregrine remains open and we believe the SEC and the DOJ are continuing their investigations of a number of individuals in connection with our past accounting irregularities. We are not aware of any current employee being the subject of a government investigation. While we remain in discussions with the SEC, and are fully cooperating with the SEC and the DOJ in their investigations, it is possible that the SEC could bring a further civil action against Peregrine or that the DOJ could bring criminal charges against Peregrine, which could have an adverse effect on our reputation among existing and potential customers as well as an adverse effect on our revenue and could damage employee morale.

General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

        Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the general unsecured claims plus the amounts we scheduled for payment without a claim asserted against us totaled approximately $384.1 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 general unsecured claims totaling approximately $251.1 million. As of February 28, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $3.5 million, and priority and administrative claims of approximately $1.7 million remaining to be resolved. For more information regarding these unsecured claims, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims," beginning on page 43 of this report.

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

Litigation Regarding the Latham Report

        To assist the SEC in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the Latham Report). After our bankruptcy filing in September 2002, the Official Committee of Unsecured Creditors filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, a party in interest, Copley Press, Inc., which owns the San Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We filed a motion to have certain filings unsealed in whole or in part and to have redacted certain portions of some unsealed filings to protect third parties' privacy rights, to protect confidential information, and for other valid reasons. However, we opposed the unsealing of the Latham Report. Among other things, we argued that the Latham Report was intended as a preliminary report and thus as a starting point for the government investigations, and that it contained confidential commercial information. At the hearing on Copley's motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the district of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court's decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and to engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We have appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. Our appeal remains pending and we are in discussions with Copley to attempt to reach agreement on what portions of the Latham Report should be unsealed.

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

        In the criminal actions against former Peregrine employees and others pending in the U.S. District Court for the Southern District of California, a protective order was entered on February 28, 2005 to provide limited protection for the confidential information of non-parties, such as the Latham Report and other Peregrine confidential information.

Luddy v. Peregrine

        In May 2004, Frederic Luddy, our former chief technology officer, filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in the Litigation Trustee Action and the Federal Securities Action, which seek to recover monetary damages from Mr. Luddy based on events that transpired before Peregrine filed for bankruptcy law protection. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleges that, pursuant to a paragraph of the Bankruptcy Court's order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. We also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of our Reorganization Plan. On August 9, 2004, Mr. Luddy filed a motion in Bankruptcy Court seeking to voluntarily dismiss his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as in his prior complaint. We removed Mr. Luddy's new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy's motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part our motion to dismiss, without prejudice to the company's right to renew the motion later after discovery and formal fact finding. On February 23, 2005, Mr. Luddy filed an amended complaint, which we answered on March 15, 2005. Discovery is scheduled to be completed by May 2005, but no trial date has been set. We believe Mr. Luddy's claims are without merit and we intend to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

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

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

        The following are filed as exhibits to this Quarterly Report on Form 10-Q:

    10.68
    Amended and Restated Employment Agreement between Peregrine Systems Inc. and Ken Saunders dated as of March 4, 2005.

    10.69
    Amendment to Amended and Restated Employment Agreement between Peregrine Systems Inc. and Ken Saunders dated March 4, 2005.

    10.70
    Retention Bonus Plan effective as of February 22, 2005.

    10.71
    Performance Stock Unit Agreement between Peregrine Systems Inc. and Ken Saunders effective August 16, 2004.

    31.1
    Certification of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Actof 2002.

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

PEREGRINE SYSTEMS, INC.
Date: April 5, 2005	(Registrant)
	By:	/s/ KENNETH J. SAUNDERS Executive Vice President & Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

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
SIGNATURES