Form 10-Q
period 2004-12-31
PEREGRINE SYSTEMS INC
filed 2005-04-29
CIK 1031107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2004
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

(858) 481-5000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

The number of shares of the Registrant’s common stock outstanding on March 31, 2005 was 15,074,216.

PEREGRINE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.     UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data, unaudited)

	Successor Company
	December 31, 2004	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$75,149	$105,946
Cash—restricted	4,782	4,654
Marketable securities	8,000	—
Accounts receivable, net of allowance for doubtful accounts	53,752	39,113
Deferred taxes	4,707	4,660
Other current assets	9,638	13,395
Total current assets	156,028	167,768
Property and equipment, net	8,531	7,507
Identifiable intangible assets, net	93,126	108,889
Goodwill	185,701	183,650
Investments and other assets	1,364	4,974
Total assets	$444,750	$472,788
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,859	$6,581
Accrued expenses	78,936	65,454
Current portion of deferred revenue	66,493	69,532
Current portion of notes payable	18,170	22,853
Total current liabilities	166,458	164,420
Non-current Liabilities:
Deferred revenue, net of current portion	5,558	5,646
Notes payable, net of current portion	36,232	46,467
Deferred taxes	5,979	6,644
Total non-current liabilities	47,769	58,757
Contingencies—Note 9
Stockholders’ Equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100.0 million shares authorized, 15.1 million and 15.0 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	271,088	270,004
Subscriptions receivable	(64)	(64)
Accumulated deficit	(34,853)	(17,868)
Accumulated other comprehensive loss	(5,650)	(2,463)
Total stockholders’ equity	230,523	249,611
Total liabilities and stockholders’ equity	$444,750	$472,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

	Successor Company
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Revenue:
Licenses	$22,253	$17,229
Maintenance	28,312	24,061
Consulting and training	4,666	3,423
Total revenue	55,231	44,713
Costs and Expenses:
Cost of licenses	442	596
Cost of maintenance	4,826	4,185
Cost of consulting and training	4,885	3,718
Sales and marketing	17,678	13,519
Research and development	7,639	7,077
General and administrative	13,612	11,196
Amortization of intangible assets	5,810	5,754
Total operating costs and expenses	54,892	46,045
Operating income (loss)	339	(1,332)
Foreign currency transaction gains (losses), net	3,728	(540)
Reorganization items, net	(387)	(1,857)
Interest income	384	249
Interest expense	(957)	(1,276)
Other income	250	—
Income (loss) before income taxes	3,357	(4,756)
Income tax expense	(1,452)	(1,667)
Net income (loss)	$1,905	$(6,423)
Net income (loss) per share, basic:
Net income (loss) per share	$0.13	$(0.43)
Basic shares used in computation	15,069	15,000
Net income (loss) per share, diluted:
Net income (loss) per share	$0.13	$(0.43)
Diluted shares used in computation	15,179	15,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts; unaudited)

			Predecessor
	Successor Company		Company
	Nine Months	166 Days	109 Days
	Ended	Ended	Ended
	December 31, 2004	December 31, 2003	July 18, 2003
Revenue:
Licenses	$49,021	$31,281	$13,525
Maintenance	81,864	41,853	29,176
Consulting and training	12,454	6,799	5,954
Total revenue	143,339	79,933	48,655
Costs and Expenses:
Cost of licenses	1,164	906	706
Cost of maintenance	13,804	7,626	5,152
Cost of consulting and training	13,180	7,089	5,289
Sales and marketing	49,535	22,889	14,588
Research and development	21,971	12,994	8,908
General and administrative	38,623	19,411	13,953
Amortization of intangible assets	17,424	10,456	—
Restructuring and other	—	—	(1,239)
Total operating costs and expenses	155,701	81,371	47,357
Operating (loss) income from continuing operations	(12,362)	(1,438)	1,298
Foreign currency transaction gains(losses), net	2,732	(226)	(998)
Reorganization items, net	(1,533)	(5,663)	378,821
Interest income	966	623	618
Interest expense	(3,214)	(2,787)	(4,706)
Other income	250	—	—
(Loss) income from continuing operations before income taxes	(13,161)	(9,491)	375,033
Income tax expense on continuing operations	(3,824)	(2,327)	(1,096)
(Loss) income from continuing operations	(16,985)	(11,818)	373,937
Income from discontinued operations, net of income taxes	—	—	252
Net (loss) income	$(16,985)	$(11,818)	$374,189
Net (loss) income per share, basic:
(Loss) income per share from continuing operations	$(1.13)	$(0.79)	$1.91
Income per share from discontinued operations	—	—	—
Net (loss) income per share	$(1.13)	$(0.79)	$1.91
Basic shares used in computation	15,048	15,000	195,654
Net (loss) income per share, diluted:
(Loss) income per share from continuing operations	$(1.13)	$(0.79)	$1.82
Income per share from discontinued operations	—	—	—
Net (loss) income per share	$(1.13)	$(0.79)	$1.82
Diluted shares used in computation	15,048	15,000	208,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2004	166 Days Ended December 31, 2003	109 Days Ended July 18, 2003
Cash flow from operating activities:
(Loss) income from continuing operations	$(16,985)	$(11,818)	$373,937
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	20,762	13,557	2,252
Stock compensation expense	783	—	551
Non-cash reorganization items	(163)	—	(393,901)
Foreign currency transaction (gains) losses, net	(2,732)	226	998
Loss on disposal and abandonment of fixed assets	5	—	217
Cash used to pay imputed interest portion of long-term debt and factored receivables	(1,045)	—	—
Gain on sale of investments	—	—	(1,239)
Cash used to pay reorganization items	(2,763)	(449)	(42,877)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(11,567)	(6,868)	11,534
Other assets	7,311	6,980	1,402
Accounts payable	(3,858)	2,098	2,630
Accrued expenses	9,885	(6,649)	3,970
Deferred revenue	(6,191)	7,098	(11,131)
Net cash (used in) provided by operating activities	(6,558)	4,175	(51,657)
Cash flow from investing activities:
Purchases of property and equipment	(3,819)	(1,336)	(10)
Proceeds from sale of property and equipment	309	—	—
Change in restricted cash	(9)	(1,006)	27,157
Purchase of marketable securities	(25,000)	—	—
Proceeds from sale of marketable securities	17,000	—	—
Collection of Remedy sale indemnification holdback	—	10,000	—
Sale of investments	—	—	5,431
Net cash (used in) provided by investing activities	(11,519)	7,658	32,578
Cash flow from financing activities:
Repayments of factored receivables	(4,342)	(6,426)	(24,282)
Repayment of long-term debt	(10,269)	—	(86,516)
Collection on subscriptions receivable	—	—	6
Issuance of common stock, employee plans	301	2	—
Net cash used in financing activities	(14,310)	(6,424)	(110,792)
Effect of exchange rate fluctuations on cash	1,590	1,957	1,057
Net cash flow from discontinued operations	—	—	2,565
Net (decrease) increase in cash and cash equivalents	(30,797)	7,366	(126,249)
Cash and cash equivalents, beginning of period	105,946	108,065	234,314
Cash and cash equivalents, end of period	$75,149	$115,431	$108,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Operations

Business

Peregrine Systems, Inc. (the Company or Peregrine) is a global provider of enterprise software. Peregrine’s core business is providing information technology asset and service management software solutions.

From the Company’s initial public offering in 1997 through the fiscal year ended March 31, 2002, Peregrine significantly expanded its product lines through a series of acquisitions, broadening its business beyond its original core market. The Company began a major restructuring in 2002 amid concerns about liquidity. The non-core Supply Chain Enablement (SCE, comprising Harbinger and Extricity) and Remedy businesses were sold in June 2002 and November 2002, respectively, and are treated as discontinued operations in the consolidated financial statements. During the fiscal year ended March 31, 2003, Peregrine sold other non-core product lines, including products used in fleet management, facility management, telecommunications management, and travel management. Peregrine’s core software product suites, after divestiture of non-core products, are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine’s products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine’s products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

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

As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting of Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items.

For detailed information on the Company’s bankruptcy proceedings and restructuring activities, please review the information contained in Note 2 of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004, filed with the Securities and Exchange Commission (SEC) on December 20, 2004.

Fresh-Start Reporting

In accordance with SOP 90-7, the Company adopted fresh-start reporting as of July 18, 2003 as the Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting basis. Under fresh-start reporting, the reorganization value of the entity is allocated to the entity’s assets, based on fair values, and liabilities are stated at the present value of amounts to be paid, determined at current interest rates. The effective date of the new entity was considered to be the close of business on July 18, 2003 for financial reporting purposes. The fiscal periods prior to and including July 18, 2003 pertain to what is designated the “Predecessor Company,” while the fiscal periods subsequent to July 18, 2003 pertain to what is designated the “Successor Company.” Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company after July 18, 2003 are not comparable to the Predecessor Company’s financial statements for prior periods and are separated by a black line to highlight this lack of comparability.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

In the opinion of the Company’s management, the unaudited financial information for the interim periods presented reflects all normal recurring adjustments, discontinued operations and fresh-start adjustments that the Company considers necessary to give a fair statement. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management’s estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the determination of the worldwide income tax provision and associated liabilities; and the determination of whether fees invoiced for license transactions are fixed or determinable and whether collection of the associated receivable is probable.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, issued by the SEC. Peregrine’s revenue is derived principally from software product licensing and related services. The Company’s standard end-user license agreement provides for an initial fee for product use in perpetuity. License fees are generally due upon the granting of the license. Maintenance revenue consists of fees for technical support and software updates. Consulting and training revenue consists of fees earned for professional services provided to customers primarily on a time and material basis.

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

Revenue from maintenance services is recognized ratably over the term of the support period, generally one year. Consulting revenue is primarily related to installation and implementation services for the Company’s software products, which are most often performed on a time and material basis under separate service agreements. Consulting services are not usually essential to the functionality of the software. Revenue from consulting and training services is recognized as the respective services are performed.

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

Marketable Securities

Marketable securities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase, and reevaluates this designation at each balance sheet date. The cost of investments sold is based on the specific identification method. For individual securities classified as available-for-sale the Company determines whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. The new cost basis is not changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, are also included in other comprehensive income.

Computation of Net Income (Loss) Per Share

Computation of net income (loss) per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires the Company to compute basic and diluted earnings per share data for all periods for which an income statement is presented. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company’s equity and debt securities under the treasury stock method or the if-converted method.

For the three and nine months ended December 31, 2004, the Successor Company’s diluted net income and loss per share, respectively, excludes the effect of approximately 0.4 million shares and 0.3 million shares, respectively, issuable under employee stock options, because the options are anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company’s common stock for those periods. In addition, the Successor Company’s diluted net loss per share for the nine months ended December 31, 2004 excludes the effects of approximately 0.1 million potentially dilutive shares issuable under employee stock options, as such options would be anti-dilutive given the Company’s net loss for the period.

For the three months and the 166 days ended December 31, 2003, the Successor Company’s diluted net loss per share excludes the effect of approximately 0.1 million shares and 1.0 million shares, respectively, issuable under employee stock options, because the options are anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company’s common stock for the period. In addition, the Successor Company’s diluted net loss per share for the three months ended December 31, 2003 excludes the effects of approximately 0.2 million potentially dilutive shares, issuable under employee stock options, as such options would be anti-dilutive given the Company’s net loss for the period.

A reconciliation of the numerators and denominators for the basic and diluted net income per share from continuing operations calculations for the Successor Company for the three months ended December 31, 2004 and the Predecessor Company for the 109 days ended July 18, 2003 is presented below (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2004	109 Days Ended July 18, 2003
Numerator:
Income from continuing operations for computation of basic income per share from continuing operations	$1,905	$373,937
Add back interest expense on convertible subordinated notes	—	4,435
Income from continuing operations for computation of diluted income per share from continuing operations	$1,905	$378,372
Denominator:
Weighted-average shares for computation of basic income per share from continuing operations, excluding unvested restricted shares	15,069	195,654
Unvested restricted shares	—	1,284
Incremental shares on assumed exercise of stock options, using the treasury stock method	110	564
Incremental shares on assumed conversion of subordinated notes	—	10,800
Weighted-average shares for computation of diluted income per share from continuing operations	15,179	208,302

For the 109 days ended July 18, 2003, the Predecessor Company’s diluted income per share from continuing operations and net income exclude the effect of approximately 12.4 million shares, issuable under employee stock options, as inclusion would be anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company’s common stock for the period.

Recapitalization

Pursuant to the Reorganization Plan, the Company was recapitalized effective August 7, 2003. In accordance with the Reorganization Plan, 15 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. Based on a settlement reached in November 2003, holders of the Predecessor Company’s common stock received 4,016,250 new shares, or one share of the Successor Company’s common stock for every 48.7548 shares of the Predecessor Company’s common stock held. Historical shares and per-share amounts of the Predecessor Company have not been restated to reflect this recapitalization because the Successor Company is considered a new reporting entity.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25,” to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

Assumptions used to value awards granted during the three months ended December 31, 2004 and the six months ended September 30, 2004 do not differ materially from those used during fiscal 2004, except as follows:

	Three Months Ended December 31, 2004	Six Months Ended September 30, 2004	257 Days Ended March 31, 2004
Expected life (in years)	4.70	3.00	3.00
Expected volatility	67%	77%	77%

The following tables illustrate the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

Three Months

	Successor Company
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Net income (loss), as reported	$1,905	$(6,423)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under a fair-value based method for all awards, net of related tax effects	(1,221)	(861)
Pro forma net income (loss)	$684	$(7,284)
Net income (loss) per share:
Basic—as reported	$0.13	$(0.43)
Basic—pro forma	$0.05	$(0.49)
Diluted—as reported	$0.13	$(0.43)
Diluted—pro forma	$0.05	$(0.49)

Nine Months

	Successor Company		Predecessor
	Nine Months Ended December 31, 2004	166 Days Ended December 31, 2003	Company 109 Days Ended July 18, 2003
Net (loss) income, as reported	$(16,985)	$(11,818)	$374,189
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	783	—	551
Deduct: Total stock-based employee compensation expense determined under a fair-value based method for all awards, net of related tax effects	(3,843)	(1,000)	(597)
Pro forma net (loss) income	$(20,045)	$(12,818)	$374,143
Net (loss) income per share:
Basic—as reported	$(1.13)	$(0.79)	$1.91
Basic—pro forma	$(1.33)	$(0.85)	$1.91
Diluted—as reported	$(1.13)	$(0.79)	$1.82
Diluted—pro forma	$(1.33)	$(0.85)	$1.82

Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Foreign currency translation adjustments are the only item giving rise to accumulated other comprehensive income (loss) for the periods presented. Comprehensive income (loss) consists of the following (in thousands):

Three Months

	Successor Company
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Net income (loss), as reported	$1,905	$(6,423)
Foreign currency translation	(3,484)	1,839
Comprehensive loss	$(1,579)	$(4,584)

Nine Months

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2004	166 Days Ended December 31, 2003	109 Days Ended July 18, 2003
Net (loss) income, as reported	$(16,985)	$(11,818)	$374,189
Foreign currency translation—current period	(5,084)	1,269	956
Foreign currency translation—prior periods	1,897	—	—
Comprehensive (loss) income	$(20,172)	$(10,549)	$375,145

Foreign currency translation for the quarter ended December 31, 2004 of $(3.5) million includes increases in goodwill and identifiable intangibles of $1.3 million and $0.8 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar. Foreign currency translation-current period for the nine months ended December 31, 2004 of $(5.1) million includes increases in goodwill and identifiable intangibles of $1.4 million and $0.9 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar.

During the preparation of the financial statements for the period ended June 30, 2004, the Company noted that goodwill and identifiable intangibles attributable to foreign entities but recorded at the parent company level were not remeasured in the functional currencies of the entities to which they relate for periods subsequent to the Company’s adoption of fresh-start reporting (July 18, 2003). Comprehensive loss for the nine months ended December 31, 2004 includes $1.9 million which represents the cumulative effect of changes in foreign currency exchange rates on remeasuring goodwill and identifiable intangible assets from the functional currencies of the entities to which they relate to the reporting currency of the U.S. dollar from July 18, 2003 through March 31, 2004. For that period goodwill and intangible assets increased by $1.1 million and $0.8 million, respectively. The Company believes the effect of the adjustment to goodwill and identifiable intangible assets, stockholders’ equity and comprehensive income (loss) as of and for the individual and year-to-date periods from July 18, 2003 through December 31, 2004 is not material. As a result of this adjustment, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004 appropriately reflects the translation effect resulting from the remeasurement in the respective functional currencies to the reporting currency of the U.S. dollar.

Recent Accounting Pronouncements

On December 16, 2004 the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be measured and recognized in the financial statements using the fair value of the awards. This statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123. Under APB 25, issuing stock options to employees generally resulted in no recognition of compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005 the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS 123R to the first interim or annual reporting period of a registrant’s first fiscal year beginning after June 15, 2005. As a result the Company is required to adopt SFAS 123R on April 1, 2006. The Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R may have a material effect on its operating results if current compensation strategies are continued.

Reclassifications and Revisions

Certain amounts previously reported have been reclassified to conform to the current presentation, including the reporting of foreign currency transaction gains (losses) expense separately from general and administrative expense.

3.   Marketable Securities

The following is a summary of marketable securities at December 31, 2004. The Company held no such securities at March 31, 2004 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$8,000	$—	$—	$8,000

Other debt securities consist of auction rate securities which mature in December 2043. These securities have auction dates which are typically every thirty days resulting in a fair value which approximates carrying value. During the three and nine months ended December 31, 2004 proceeds from sales of available-for-sale securities amounted to $5.0 million and $17.0 million, respectively. There were no realized gains or losses as a result of those sales.

4.   Discontinued Operations

In September 2002, the Company and Remedy entered into an agreement (Sale Agreement) with BMC Software, Inc. (BMC) pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired substantially all the assets and assumed substantially all the liabilities of the Remedy business for $355.0 million, subject to adjustments provided for in the Sale Agreement. An indemnification holdback of $10.0 million of the sales proceeds was placed into escrow for BMC and released to the Company in November 2003.

Results of discontinued operations for the 109 days ended July 18, 2003 consisted of revenues of $0.3 million and operating income of $0.3 million related to the collection of a Remedy related trade receivable that had extended payment terms and was not transferred as part of the sale.

5.   Restructuring and Other

For the Predecessor Company’s 109 days ended July 18, 2003, restructuring and other represented a gain realized upon the sale of certain minority investments in other companies.

During June 2002, the Company began to implement a restructuring plan to reduce expenses in line with future revenue expectations and to focus operations on the core market and established an accrual for anticipated future charges for the plan. At March 31, 2004, the remaining accrual was $1.1 million, which related primarily to foreign lease settlements. In the nine-month period ended December 31, 2004, the Company paid or otherwise settled approximately $0.6 million in lease termination liabilities, leaving a balance of $0.5 million in the accrual at December 31, 2004.

6.   Reorganization Items

As described in Note 1, on September 22, 2002, the Company and its Remedy subsidiary filed for voluntary protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the Company’s Chapter 11 filing, its financial accounting has been subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported separately as reorganization items. Reorganization items, net for the Successor Company for the three months ended December 31, 2004 and the 166 days ended December 31, 2003 consist primarily of professional fees directly related to the bankruptcy filing. Reorganization items, net for the Successor Company for the nine months ended December 31, 2004 consist primarily of professional fees directly related to the bankruptcy filing, net of $0.2 million of gains on settlements with creditors. Reorganization items, net for the Predecessor Company for the 109 days ended July 18, 2003 consist of the following (in thousands):

Predecessor Company
109 Days Ended July 18, 2003
Professional fees	$(8,279)
Employee retention and benefits	(6,302)
Acceleration of deferred compensation charges	(499)
Gains on settlements with creditors	35,393
Increase to fresh-start basis of assets and liabilities	358,508
$378,821

For the 109 days ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $378.8 million. Of this gain, $358.5 million resulted from the fair value adjustments to the Company’s assets and liabilities with the adoption of fresh-start reporting. The Company also recognized a $35.4 million gain on its settlement with creditors upon exiting bankruptcy proceedings. These gains were partially offset by costs directly related to the implementation of the Company’s Reorganization Plan.

7.   Segment Information

Beginning in the second quarter of fiscal 2005 the Company changed its basis of segmentation from a single reportable segment to two reportable segments as a result of changes in the manner in which management evaluates the performance of the business. This change was made possible by improvements in internal financial reporting. The two reportable segments align with the internal management of worldwide business operations:

•       Americas.   These include the Company’s U.S. operations as well as its operations in Canada, Mexico and South America.

•       EMEA/AP.   These include the Company’s operations in Europe, the Middle East, Africa and the Asia Pacific Region.

The Company’s Chief Executive Officer evaluates segment financial performance based on segment revenues only. The Company’s Chief Executive Officer does not evaluate the financial performance of each segment based on its respective operating income, assets or capital expenditures.

The following table summarizes segment revenue for the three months ended December 31, 2004 and December 31, 2003 (dollars in thousands):

	Successor Company
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Segment revenue
Americas	$27,259	$24,097
EMEA/AP	27,972	20,616
Total	$55,231	$44,713
% of total revenue
Americas	49%	54%
EMEA/AP	51%	46%
	100%	100%

The following table summarizes segment revenue for the nine months ended December 31, 2004, the 166 days ended December 31, 2003 and the 109 days ended July 18, 2003 (dollars in thousands):

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2004	166 Days Ended December 31, 2003	109 Days Ended July 18, 2003
Segment revenue
Americas	$78,079	$43,959	$32,043
EMEA/AP	65,260	35,974	16,612
Total	$143,339	$79,933	$48,655
% of total revenue
Americas	54%	55%	66%
EMEA/AP	46%	45%	34%
	100%	100%	100%

8.   Income Taxes

The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

The effective tax rates for the Successor Company’s three and nine months ended December 31, 2004 were approximately 43.3% and (29.1)%, respectively. The Company’s income tax expense relates primarily to foreign taxes paid for which no offsetting tax benefits are available and interest accrued on certain tax contingencies. During these periods, the Company did not recognize any benefit from federal or state income tax losses, because future benefit from losses was not likely to be realized. If tax benefits accrued by the Successor Company are realized in future periods, the benefit will be recorded as a reduction of tax expense.

The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing timing differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance on substantially all of its net deferred tax asset balances as of December 31, 2004, and March 31, 2004 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions of goodwill.

The Company is currently reviewing the potential impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate earnings of foreign subsidiaries by providing an elective 85% dividends received deduction for certain dividends paid during a specified period; for the Company, this would be applicable to either its fiscal year 2005 or its fiscal year 2006. The deduction is subject to numerous limitations and requirements, including the adoption of a specific domestic reinvestment plan for the repatriated funds. The Company has not yet determined whether it will repatriate future earnings of some of its foreign subsidiaries under the Jobs Act but will decide within the timeframe the incentive is available. Unremitted earnings on which no deferred taxes have been provided amounted to approximately $44.5 million at March 31, 2004.

Because of its size and the nature of its business, the Company is subject to routine tax compliance reviews by the Internal Revenue Service and other taxing authorities, including challenges to various positions the Company asserts. The Company has accrued for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid and updates these accruals over time as more information becomes available. A significant portion of the Company’s taxes payable balance comprises liabilities for tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations by taxing authorities in various jurisdictions. While the Company believes it has established appropriate reserves for tax contingencies, the taxing authorities may assert that the Company owes taxes in excess of the reserves it has established.

Due to the adoption of fresh-start reporting, any adjustments to the Company’s tax assets or liabilities that existed prior to the adoption of fresh-start reporting are recorded as adjustments to goodwill. For the three months ended December 31, 2004 the Company recorded net increases to goodwill totaling approximately $0.1 million and for the nine months ended December 31, 2004 the Company recorded net reductions to goodwill totaling approximately $0.5 million for adjustments to the Company’s tax assets and liabilities that existed prior to the adoption of fresh-start reporting. These adjustments related mainly to the release of certain tax reserves as management has determined the Company no longer has exposure for the associated matters.

9.   Contingent Liabilities

Bankruptcy Claims

Approximately 1,200 claims were filed against the Company based on events that took place prior to its bankruptcy-law filing. Through March 31, 2005, the Company has paid, settled or otherwise disposed of general unsecured claims (Class 8) asserted against it with an original aggregate face amount of approximately $380.6 million. To resolve these claims the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of March 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $3.5 million remaining to be resolved. There were also approximately $1.7 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by the Company is uncertain. The Company believes that it has set aside adequate reserves for payments of the Class 8 claims as well as the remaining priority and administrative claims and that the aggregate Class 8 claims payment should be within and possibly below the range of payments projected at between $49.0 million and $65.0 million by the various constituencies in the bankruptcy proceedings. Payments exceeding the reserved amounts could have an adverse effect on the Company’s financial position, results of operations or liquidity. Because claims remain in dispute, the Company is unable to predict the payment amount or the period over which payments would be made.

One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3.0 million related to the Company’s use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief, and (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after the Company’s bankruptcy filing. The Company agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, Peregrine filed an answer to Microsoft’s adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, the Company engaged in settlement negotiations with Microsoft. In November 2003 the Company entered into a new enterprise license agreement with Microsoft. In June 2004 Peregrine entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and the Company granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement have been accrued and reported on the consolidated balance sheet.

Securities and Exchange Commission Enforcement Actions and Federal Government Investigations

In June and July 2003, the Company entered into agreements to settle a civil action brought against it by the SEC. Under the terms of the settlement, the Company agreed to:

•       be enjoined from violating federal securities laws;

•       comply on an accelerated basis with the rules regarding management’s reporting on internal controls in accordance with the Sarbanes-Oxley Act of 2002;

•       retain an internal auditor to assist with the accurate reporting of the Company’s financial results;

•       establish a corporate compliance program and retain a compliance officer to perform an ongoing review of the effectiveness of the Company’s governance systems;

•       commence a training program for the Company’s officers and employees to prevent violations of federal securities laws; and

•       make a public statement that discloses the condition of the Company’s internal control structure and its procedures for financial reporting on the effective date of its Reorganization Plan.

Because the Company is not current in its periodic reporting obligations to the SEC, it is not in compliance with the requirement of the settlement relating to violation of federal securities laws. While the Company remains in discussions with the SEC, it can give no assurance that a further enforcement action will not be brought against it by the SEC. Responding to any such enforcement action could be expensive and time-consuming for management and could adversely affect the Company’s reputation and ability to generate sales.

A number of the Company’s former employees, including its former chief financial officer, treasurer, assistant treasurer and two former sales executives, have pleaded guilty to various felony charges in connection with Peregrine’s past accounting irregularities and are awaiting sentencing. A number of other former employees, including Peregrine’s former chief executive officer and chairman, chief operating officer, two executive vice presidents of worldwide sales, the vice president of finance and chief accounting officer and other sales and finance executives, have been charged with various felonies in connection with the Company’s accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was the Company’s lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of the Company’s apparent financial condition, misleading investors, hindering the government’s investigation or conspiracy. In most of these cases, the SEC filed a civil action against the individuals alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder.

The Department of Justice and the SEC are continuing their investigations into a number of individuals formerly associated with Peregrine. While the Company is fully cooperating with the SEC and the DOJ in their investigations and the Company is not aware that Peregrine or any of its current employees is a subject or target of investigation, it is possible that the SEC could bring further civil actions against the Company or that the DOJ could bring criminal charges against the Company. Any such actions or charges could adversely affect the Company’s reputation among existing and potential customers and adversely affect the Company’s revenue, stock price and employee morale.

On July 5, 2002, the Company received a letter from the Committee on Energy and Commerce of the U.S. House of Representatives with a subpoena for documents pursuant to Rules X and XI of the U.S. House of Representatives concerning the Company’s accounting irregularities. The Company provided the Committee on Energy and Commerce the documents it subpoenaed. The Company is not aware of any other activities by the Committee relating to it.

Luddy v. Peregrine

In May 2004, Frederic Luddy, the Company’s former chief technology officer, filed a complaint against the Company in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in a class action suit filed on behalf of former Peregrine stockholders under the federal securities laws, pending in the U.S. District Court for the Southern District of California (the Federal Securities Action), and in an action filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). These actions seek to recover monetary damages from Mr. Luddy based on pre-bankruptcy events.

Mr. Luddy’s complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court’s order confirming the Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, the Company removed Mr. Luddy’s complaint from Delaware state court to the Bankruptcy Court. The Company also filed a motion in Bankruptcy Court to dismiss the complaint on the basis that, among other things, Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court’s approval of the Reorganization Plan. On August 9, 2004, Mr. Luddy filed a unilateral dismissal of his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as in his prior complaint. The Company removed Mr. Luddy’s new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy’s motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part the Company’s motion to dismiss, without prejudice to the Company’s right to renew the motion later, after discovery and formal fact finding. On February 23, 2005, Mr. Luddy filed an amended complaint, which the Company answered on March 15, 2005. Discovery is scheduled to be completed by May 2005, but no trial date has been set. Peregrine believes Mr. Luddy’s claims are without merit and intends to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company’s financial position, results of operations or liquidity.

Other Litigation

The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company’s financial position, results of operations or liquidity.

10.   Subsequent Events

Sale of Investment

In January 2005 the Company received a $4.2 million initial payment in connection with the sale of one of its cost-method investments. The Company was carrying this investment at $3.1 million as of December 31, 2004 and March 31, 2004. The Company will recognize a $1.1 million gain on this sale in the fiscal 2005 fourth quarter. In addition to the $4.2 million initial payment received, the Company has rights to receive up to $0.5 million of additional proceeds from the sale of this investment upon final resolution of purchase contingencies. Given the uncertainties surrounding the contingencies, amounts subsequently received, if any, will be recorded as an additional gain on the sale in the period received. At December 31, 2004, the carrying amount of the investment is included in other current assets.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed December 20, 2004, for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

The information contained in this section is generally limited to the reporting periods covered by this report. Please note, however, that we have supplemented our discussion of liquidity and capital resources for the three months ended December 31, 2004 with a more current discussion of our liquidity and capital resources as of March 31, 2005.

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

•       Telco Research Corporation in March 2000 for approximately $112.7 million;

•       Harbinger Corporation in June 2000 for approximately $1.8 billion;

•       Loran Network Holding Corporation in September 2000 for approximately $88.1 million;

•       IBM Corporation’s Tivoli Service Desk suite of products in December 2000 for a total net price of approximately $50.2 million;

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

In January 2002, the SEC began an informal investigation into Peregrine and our then chief executive officer, Stephen Gardner, pertaining to transactions with Critical Path, Inc. that had taken place in the first half of fiscal 2001 and involved $3.3 million in Peregrine revenue. In February 2002, Peregrine’s Audit Committee initiated an independent investigation into the transactions with Critical Path. In early May 2002, the Audit Committee and, upon its recommendation, the Board of Directors initiated a broad internal investigation, obtained the resignations of Mr. Gardner and our chief financial officer at that time,

Matthew Gless, among others, and publicly disclosed that we were conducting an internal investigation into potential accounting irregularities or frauds, including alleged accounting abuses by our senior management resulting in a substantive overstatement of revenue in prior periods. In mid-May 2002, we announced that we would restate our consolidated financial statements for all of fiscal years 2000 and 2001 and for the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001) as a result of the discovery of accounting irregularities during those periods, and we also announced that our financial statements and related audit reports for the restatement period should not be relied upon.

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

As a result of our bankruptcy law filing under Chapter 11, we were subject to the provisions of AICPA Statement of Position 90-7, “Financial Reporting of Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7) for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, we were required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the September 22, 2002 petition date that were subject to compromise separately from those that were not, as well as liabilities arising post-petition. The liabilities that were potentially affected by the Reorganization Plan were reported at the estimated amounts that would be allowed under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•       Fresh-Start Reporting;

•       Revenue Recognition;

•       Valuation of Long-Lived Assets;

•       Legal Contingencies; and

•       Accounting for Income Taxes.

Fresh-Start Reporting

We adopted the fresh-start reporting provisions of SOP 90-7 on July 18, 2003. This resulted in a new basis of accounting. Under fresh-start reporting, the reorganization value of the entity, as described below, is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at current interest rates. The determination of the reorganization value and fair value of assets relies on a number of estimates and assumptions, the ultimate outcome of which are inherently subject to significant uncertainties and contingencies beyond our control.

Reorganization value is the fair value of the entity before considering liabilities, and it approximates the amount a willing buyer would pay for the assets of the entity immediately after reorganization. With the assistance of third-party financial advisors, we determined the fair value of the new common stock for the reorganized Company to be $270 million, which represents the business enterprise value adjusted for debt financing and other liabilities net of cash. For purposes of applying SOP 90-7, we used a business enterprise value of $277 million, representing our best estimate of the Company’s reorganized business enterprise value.

Fresh-start reporting requires that the reorganization value be allocated to the entity’s assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). We engaged an independent appraiser to assist in determining the fair market value of our identifiable intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, customer contracts and customer lists. The fair value of these identifiable intangible assets was estimated to be $125.1 million and was determined using the Company’s estimated future cash flow discounted at the Company’s weighted cost of capital of 12.0%. The identifiable intangible assets have estimated useful lives ranging from five to six years.

Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets is recorded as goodwill. Goodwill is not amortized, but is subject to periodic evaluation for impairment at least annually.

Revenue Recognition

As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and the timing of our revenue for any period if our management made different judgments or utilized different estimates. Our revenue is derived principally from software product licensing and related services. Our standard end-user license agreement provides for an initial fee for use of our products in perpetuity. License fees are generally due upon the granting of the license. Maintenance revenue consists of fees for technical support and software updates. Consulting and training revenue is for fees earned for professional services provided to customers primarily on a time and material basis. We recognize revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 (SOP 97-2), and Staff Accounting Bulletins No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition,” issued by the SEC.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, exclusive of goodwill, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Goodwill is tested for impairment in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include:

•       Significant underperformance relative to historical or projected future operating results;

•       Significant changes in the manner of use of the assets or the strategy for our overall business;

•       Significant decrease in the market value of the assets; and

•       Significant negative industry or economic trends.

When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See “Legal Proceedings,” beginning on page 48 of this report and Note 9 of our notes to condensed consolidated financial statements for a description of our material legal proceedings.

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

We have recorded a valuation allowance on substantially all of our net deferred tax asset balances as of December 31, 2004, and March 31, 2004 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions to goodwill.

RESULTS OF OPERATIONS

On July 18, 2003, the Bankruptcy Court confirmed the Reorganization Plan and it became effective on August 7, 2003. Results of operations presented for periods prior to and including July 18, 2003 pertain to our company prior to its reorganization (our Predecessor Company). The results of operations presented for periods after July 18, 2003 pertain to our company after its reorganization (our Successor Company). Where discussion applies to both the Predecessor Company and the Successor Company, we refer to the Company. As a result of the implementation of fresh-start reporting on July 18, 2003, the Successor Company’s results of operations are not comparable to results reported in prior periods for the Predecessor Company, because of differences in the basis of reporting and the capital structure for the Predecessor Company and the Successor Company. See Note 1 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the period ended March 31, 2004 for additional information about the consummation of the Reorganization Plan and the implementation of fresh-start reporting.

As required by Item 303(b) of Regulation S-K, the discussion and analysis of results of operations covers all periods for which financial statements are presented, even those that relate to periods shorter than full three- and nine-month periods. However, for clarity of presentation, where the adoption of fresh-start reporting did not have a material effect, we have only compared the results of operations of our Successor Company for the nine-month period ended December 31, 2004 with the historical results of operations of the Successor and Predecessor Company on a combined basis for the nine-month period ended December 31, 2003.

The discussion and analysis of results of operations for the shortened periods are not directly comparable to the full nine-month period in the current fiscal year. For example, our Successor Company’s license revenue, maintenance revenue, amortization, income taxes, discontinued operations and reorganization items, net were all affected by the adoption of fresh-start accounting. In order to provide an informative comparison of results of operations with our Successor Company’s results for the nine-month period ended December 31, 2004, our Predecessor Company’s results of operations are presented for the 109-day period ended July 18, 2003 beside our Successor Company’s results of operations for the 166-day period ended December 31, 2003, as well as on a pro forma combined basis for the combined nine-month period. This information is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined financial information does not reflect the results of operations that either our Predecessor Company or our Successor Company would have achieved for the full fiscal 2004 nine-month period. The pro forma combined financial information for the nine-month period ended December 31, 2003 is presented on a merely additive basis and does not give pro forma effect to our Predecessor Company’s results as if the consummation of the Reorganization Plan and the related fresh-start and other adjustments had occurred at the beginning of the period presented.

The following tables set forth, for the periods indicated, the selected condensed consolidated statement of operations data as a percentage of total revenue:

Three Months

	Successor Company
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Revenue:
Licenses	40.3%	38.5%
Maintenance	51.3%	53.8%
Consulting and training	8.4%	7.7%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of licenses	0.8%	1.3%
Cost of maintenance	8.7%	9.4%
Cost of consulting and training	8.9%	8.3%
Sales and marketing	32.0%	30.3%
Research and development	13.8%	15.8%
General and administrative	24.7%	25.0%
Amortization of intangible assets	10.5%	12.9%
Total operating costs and expenses	99.4%	103.0%
Operating income (loss)	0.6%	(3.0)%
Foreign currency transaction gains (losses), net	6.7%	(1.2)%
Reorganization items, net	(0.7)%	(4.2)%
Interest income	0.7%	0.6%
Interest expense	(1.7)%	(2.9)%
Other income	0.5%	0.0%
Income (loss) before income taxes	6.1%	(10.7)%
Income tax expense	(2.6)%	(3.7)%
Net income (loss)	3.5%	(14.4)%

Nine Months

	Successor Company Nine Months Ended December 31, 2004	Successor Company 166 Days Ended December 31, 2003	Predecessor Company 109 Days Ended July 18, 2003	Pro Forma Combined Nine Months Ended December 31, 2003
Revenue:
Licenses	34.2%	39.1%	27.8%	34.9%
Maintenance	57.1%	52.4%	60.0%	55.2%
Consulting and training	8.7%	8.5%	12.2%	9.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of licenses	0.8%	1.1%	1.5%	1.3%
Cost of maintenance	9.6%	9.5%	10.6%	9.9%
Cost of consulting and training	9.2%	8.9%	10.9%	9.6%
Sales and marketing	34.6%	28.6%	30.0%	29.1%
Research and development	15.3%	16.3%	18.3%	17.0%
General and administrative	26.9%	24.3%	28.7%	25.9%
Amortization of intangible assets	12.2%	13.1%	0.0%	8.1%
Restructuring and other	0.0%	0.0%	(2.5)%	(1.0)%
Total operating costs and expenses	108.6%	101.8%	97.5%	99.9%
(Loss) income from continuing operations	(8.6)%	(1.8)%	2.5%	0.1%
Foreign currency transaction gains (losses), net	1.9%	(0.3)%	(2.1)%	(1.0)%
Reorganization items, net	(1.1)%	(7.1)%	778.6%	290.2%
Interest income	0.7%	0.8%	1.3%	1.0%
Interest expense	(2.3)%	(3.5)%	(9.7)%	(5.8)%
Other income	0.2%	0.0%	0.0%	0.0%
(Loss) income from continuing operations before income taxes	(9.2)%	(11.9)%	770.6%	284.5%
Income tax expense on continuing operations	(2.7)%	(2.9)%	(2.3)%	(2.7)%
(Loss) income from continuing operations	(11.9)%	(14.8)%	768.3%	281.8%
Income from discontinued operations, net of income taxes	0.0%	0.0%	0.5%	0.2%
Net (loss) income	(11.9)%	(14.8)%	768.8%	282.0%

COMPARISON OF RESULTS OF OPERATIONS

REVENUE

Revenue comprises license fees, maintenance service fees and fees for consulting and training services.

The following table summarizes Successor Company revenue for the three months ended December 31, 2004 and 2003 (dollars in thousands):

	Successor Company Three Months Ended December 31,	Successor Company Three Months Ended December 31,	Change
	2004	2003	Amount	Percent
Revenue	$55,231	$44,713	$10,518	24%

Revenue totaled $55.2 million for the three months ended December 31, 2004, an increase of $10.5 million, or 24%, from the $44.7 million for the three months ended December 31, 2003. The reasons for the revenue increases or decreases are discussed below.

The following table summarizes Successor Company revenue for the nine months ended December 31, 2004 and pro forma combined revenue for the nine months ended December 31, 2003 and (dollars in thousands):

	Successor Company Nine Months Ended December 31,	Successor Company 166 Days Ended December 31,	Predecessor Company 109 Days Ended July 18,	Pro Forma Combined Nine Months Ended December 31,	Change
	2004	2003	2003	2003	Amount	Percent
Total Revenue
New	$143,339	$79,933	$43,060	$122,993	$20,346	17%
Pre-fiscal 2003 transactions	—	—	5,595	5,595	(5,595)	(100)%
Total	$143,339	$79,933	$48,655	$128,588	$14,751	11%

Revenue totaled $143.3 million for the nine months ended December 31, 2004, an increase of $14.8 million, or 11%, from the $128.6 million pro forma combined revenue for the nine months ended December 31, 2003. License revenue for the nine months ended December 31, 2003 includes $5.6 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined nine months ended December 31, 2003. Revenue for the nine months ended December 31, 2004 increased by $20.3 million, or 17%, from the pro forma combined revenue for the nine months ended December 31, 2003, excluding license transactions initiated prior to fiscal 2003. The reasons for the revenue increases or decreases are discussed below.

Licenses

We generally license our products to end-users under perpetual license agreements for an up-front fee. License revenue for the pro forma combined nine months ended December 31, 2003 includes $5.6 million from license transactions originally entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until that period. The delay in recognizing revenue from license transactions originally entered into prior to fiscal 2003 arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. Upon the application of fresh-start reporting as of July 18, 2003, amounts that would have been recognized as revenue in future fiscal quarters by the Successor Company for such arrangements were eliminated because we had no significant future performance obligations under these agreements. Anticipated collections of Predecessor Company extended pay receivables were recorded as other assets in connection with the adoption of fresh-start reporting. At December 31, 2004 other assets included $0.4 million of such receivables which were collected during the quarter ended March 31, 2005.

The following table summarizes Successor Company license revenue for the three months ended December 31, 2004 and 2003 (dollars in thousands):

	Successor Company Three Months Ended December 31,	Successor Company Three Months Ended December 31,	Change
	2004	2003	Amount	Percent
Licenses	$22,253	$17,229	$5,024	29%

License revenue for the three months ended December 31, 2004 increased by $5.0 million, or 29%, from the three months ended December 31, 2003. The increase primarily reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base. This demand was precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. In addition, license revenue for the three months ended December 31, 2004 includes $1.7 million from license transactions entered into during the six months ended September 30, 2004 but for which all revenue recognition criteria were not satisfied until the current quarter. As of December 31, 2004 $0.6 million of license revenue from license transactions entered into during the nine months ended December 31, 2004 is being deferred to the fourth quarter of fiscal 2005 as all revenue recognition criteria were not satisfied until that subsequent period.

The following table summarizes Successor Company license revenue for the nine months ended December 31, 2004 and pro forma combined license revenue for the nine months ended December 31, 2003 (dollars in thousands):

	Successor Company Nine Months Ended December 31,	Successor Company 166 Days Ended December 31,	Predecessor Company 109 Days Ended July 18,	Pro Forma Combined Nine Months Ended December 31,	Change
	2004	2003	2003	2003	Amount	Percent
Licenses
New	$49,021	$31,281	$7,930	$39,211	$9,810	25%
Pre-fiscal 2003 transactions	—	—	5,595	5,595	(5,595)	(100)%
Total	$49,021	$31,281	$13,525	$44,806	$4,215	9%

License revenue totaled $49.0 million for the nine months ended December 31, 2004, an increase of $4.2 million, or 9%, from the $44.8 million for the pro forma combined nine months ended December 31, 2003. License revenue for the period ended December 31, 2004 resulted mostly from license transactions entered into during the period and, as a result of the adoption of fresh-start reporting, did not include any revenue from license transactions initiated prior to fiscal 2003. License revenue for the nine months ended December 31, 2004 increased by $9.8 million, or 25%, from the pro forma combined nine months ended December 31, 2003, excluding transactions initiated prior to fiscal 2003. The increase primarily reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. License revenue for the pro forma combined nine months ended December 31, 2003 included $39.2 million of license fees attributable mostly to new license transactions entered into during the period and $5.6 million attributable to license transactions initiated prior to fiscal 2003 but for which revenue was first recognizable in the pro forma combined nine months ended December 31, 2003.

Maintenance

Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of providing enhancements and upgrades for our products along with customer support services for our products. Generally, maintenance contracts are entered into for one-year periods, contain economic index fee escalation provisions and are renewable annually at the customer’s option. Maintenance contracts are generally prepaid by the customer and revenue is recognized ratably over the contract period. Maintenance revenue may include fees for services rendered in prior periods in instances in which customers did not renew their maintenance contracts until the current period.

As described earlier, we adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003. Fresh-start reporting requires that the reorganization value be allocated to the entity’s assets in accordance with SFAS No. 141. In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of maintenance contracts existing at July 18, 2003. This $6.3 million adjustment has the effect of reducing maintenance revenue over the maintenance contract period for those contracts that existed when we adopted fresh-start reporting. In the three and nine months ended December 31, 2004 maintenance revenue was reduced by $0.3 million and $1.2 million, respectively. The balance of the adjustment of $0.7 million at December 31, 2004 will be amortized through March 31, 2007.

The following table summarizes Successor Company maintenance revenue for the three months ended December 31, 2004 and 2003 (dollars in thousands):

	Successor Company Three Months Ended December 31,	Successor Company Three Months Ended December 31,	Change
	2004	2003	Amount	Percent
Maintenance	$28,312	$24,061	$4,251	18%

Maintenance revenue totaled $28.3 million for the three months ended December 31, 2004, an increase of $4.3 million, or 18%, from the $24.1 million for the three months ended December 31, 2003. This increase is net of the $0.3 million reduction discussed above and a $1.8 million reduction resulting from the adoption of fresh-start reporting for the three months ended December 31, 2004 and 2003, respectively. Excluding the reductions in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue increased $2.8 million, or 11%, from the three months ended December 31, 2003. The increase occurred mainly as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

The following table summarizes Successor Company maintenance revenue for the nine months ended December 31, 2004 and pro forma combined maintenance revenue for the nine months ended December 31, 2003 (dollars in thousands):

	Successor Company Nine Months Ended December 31,	Successor Company 166 Days Ended December 31,	Predecessor Company 109 Days Ended July 18,	Pro Forma Combined Nine Months Ended December 31,	Change
	2004	2003	2003	2003	Amount	Percent
Maintenance	$81,864	$41,853	$29,176	$71,029	$10,835	15%

Maintenance revenue totaled $81.9 million for the nine months ended December 31, 2004, an increase of $10.8 million, or 15%, from the $71.0 million reported for the pro forma combined nine months ended December 31, 2003. This increase is net of the $1.2 million reduction discussed above and a $3.5 million reduction resulting from the adoption of fresh-start reporting for the nine months ended December 31, 2004 and the pro forma combined nine months ended December 31, 2003, respectively. Excluding the reduction in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue increased $8.6 million, or 11%, from the pro forma combined nine months ended December 31, 2003. The increase occurred mainly as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

Consulting and Training

Consulting and training services include a range of professional and educational services intended to help our customers use our software products more effectively. Beginning in June 2002, as part of expense-cutting initiatives, we reduced our consulting staff and began to refer customers more frequently to third-party service providers for general consulting services. We began to focus on supplementing our customers’ and the third-party service providers’ project teams with consultants possessing specialized knowledge of the more complex aspects of our products and the best practices for integrating our products into the customers’ business operations.

During the latter half of fiscal 2004, the Company began to reinvest in expanding its consulting business due to increasing customer demand after emergence from bankruptcy. The Company hired additional business development personnel, new managers and other staff to address this demand.

The following table summarizes Successor Company consulting and training revenue for the three months ended December 31, 2004 and 2003 (dollars in thousands):

	Successor Company Three Months Ended December 31,	Successor Company Three Months Ended December 31,	Change
	2004	2003	Amount	Percent
Consulting and training	$4,666	$3,423	$1,243	36%

Revenue for consulting and training services totaled $4.7 million for the three months ended December 31, 2004, an increase of $1.2 million, or 36%, from the $3.4 million for the three months ended December 31, 2003. This increase primarily reflects the result of the Company’s reinvestment in its consulting business during the latter half of fiscal 2004.

The following table summarizes Successor Company consulting and training revenue for the nine months ended December 31, 2004 and pro forma combined consulting and training revenue for the nine months ended December 31, 2003 (dollars in thousands):

	Successor Company Nine Months Ended December 31,	Successor Company 166 Days Ended December 31,	Predecessor Company 109 Days Ended July 18,	Pro Forma Combined Nine Months Ended December 31,	Change
	2004	2003	2003	2003	Amount	Percent
Consulting and training	$12,454	$6,799	$5,954	$12,753	$(299)	(2)%

Revenue for consulting and training services totaled $12.5 million for the nine months ended December 31, 2004, a decrease of $0.3 million, or 2%, from the $12.8 million pro forma combined consulting and training revenue for the nine months ended December 31, 2003. This decrease primarily reflects the fact that the pro forma combined nine months ended December 31, 2003 includes revenue from arrangements that were in place prior to June 2002 when we changed our consulting services strategy. This fiscal 2004 revenue related to pre-June 2002 arrangements was greater than the revenue increases related to our reinvestment efforts which began in the latter half of fiscal 2004.

Revenue by Segment

We organize our business operations according to two segments:

•       Americas.   These include the Company’s U.S. operations as well as its operations in Canada, Mexico and South America.

•       EMEA/AP.   These include the Company’s operations in Europe, the Middle East, Africa and the Asia Pacific Region.

The following table summarizes Successor Company revenue by segment for the three months ended December 31, 2004 and 2003 (dollars in thousands):

	Successor Company
	Three Months Ended December 31,	Three Months Ended December 31,	Change
	2004	2003	Amount	Percent
Revenue
Americas	$27,259	$24,097	$3,162	13%
EMEA/AP	27,972	20,616	7,356	36%
Total	$55,231	$44,713	$10,518	24%
% of total revenue
Americas	49%	54%
EMEA/AP	51%	46%
	100%	100%

Revenue for the Americas territory totaled $27.3 million for the three months ended December 31, 2004, an increase of $3.2 million, or 13%, from the three months ended December 31, 2003. License revenue for the Americas territory totaled $8.4 million for the three months ended December 31, 2004, and was substantially the same as the three months ended December 31, 2003. Maintenance revenue for the Americas territory for the three months ended December 31, 2004 increased $2.4 million from the three months ended December 31, 2003 primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Americas consulting and training revenue for the three months ended December 31, 2004 increased $0.9 million from the three months ended December 31, 2003 primarily as a result of the Company’s reinvestment in its consulting business during the latter half of fiscal 2004.

Revenue for the EMEA/AP territory totaled $28.0 million for the three months ended December 31, 2004, an increase of $7.4 million, or 36%, from the three months ended December 31, 2003. License revenue in EMEA/AP for the three months ended December 31, 2004 increased by $5.2 million from the three months ended December 31, 2003, primarily as a result of higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts as well as favorable fluctuations in exchange rates with the U.S. dollar. EMEA/AP maintenance revenue in the three months ended December 31, 2004 increased by $1.8 million from the three months ended December 31, 2003, primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. EMEA/AP consulting and training revenue for the three months ended December 31, 2004 increased $0.4 million from the three months ended December 31, 2003 and primarily reflects the reinvestment efforts which began in the latter half of fiscal 2004.

The following table summarizes Successor Company revenue by segment for the nine months ended December 31, 2004 and pro forma combined revenue by segment for the nine months ended December 31, 2003 (dollars in thousands):

	Successor Company Nine Months Ended December 31,	Successor Company 166 Days Ended December 31,	Predecessor Company 109 Days Ended July 18,	Pro Forma Combined Nine Months Ended December 31,	Change
	2004	2003	2003	2003	Amount	Percent
Revenue
Americas	$78,079	$43,959	$32,043	$76,002	$2,077	3%
EMEA/AP	65,260	35,974	16,612	52,586	12,674	24%
Total	$143,339	$79,933	$48,655	$128,588	$14,751	11%
% of total revenue
Americas	54%	55%	66%	59%
EMEA/AP	46%	45%	34%	41%
	100%	100%	100%	100%

Revenue for the Americas territory totaled $78.1 million for the nine months ended December 31, 2004, an increase of $2.1 million, or 3%, from the pro forma combined revenue for the nine months ended December 31, 2003. License revenue for the Americas territory totaled $23.9 million for the nine months ended December 31, 2004, a decrease of $2.2 million, from the pro forma combined license revenue for the nine months ended December 31, 2003. License revenue for the Americas territory for the nine months ended December 31, 2003 includes $5.2 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined nine months ended December 31, 2003. License revenue for the Americas territory for the nine months ended December 31, 2004 increased by $3.0 million, from the pro forma combined license revenue for the nine months ended December 31, 2003, excluding transactions initiated prior to fiscal 2003. The increase primarily reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. Maintenance revenue for the Americas territory for the nine months ended December 31, 2004 increased $3.4 million from the pro forma combined nine months ended December 31, 2003 primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Americas consulting and training revenue for the nine months ended December 31, 2004 increased $0.9 million from the pro forma combined nine months ended December 31, 2003 and primarily reflects the reinvestment efforts which began in the latter half of fiscal 2004.

Revenue for the EMEA/AP territory totaled $65.3 million for the nine months ended December 31, 2004, an increase of $12.7 million, or 24%, from the pro forma combined revenue for the nine months ended December 31, 2003. License revenue in EMEA/AP for the nine months ended December 31, 2004 increased $6.4 million from the pro forma combined nine months ended December 31, 2003 as a result of higher unit sales of new and additional licenses, largely to our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts as well as favorable fluctuations in exchange rates with the U.S. dollar. In addition, revenues increased as the result of hiring new personnel and improved execution of the sales model. EMEA/AP maintenance revenue in the nine months ended December 31, 2004 increased by $7.4 million from the pro forma combined nine months ended December 31, 2003 primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. EMEA/AP consulting and training revenue for the nine months ended December 31, 2004 decreased $1.2 million from the pro forma combined nine months ended December 31, 2003 and primarily reflects the June 2002 change in our consulting services strategy, offset in part by the impact associated with the reinvestment efforts which began in the latter half of fiscal 2004.

COSTS AND EXPENSES

Cost of Licenses

The cost of licenses primarily consists of third-party software royalties, product packaging, documentation and production, and distribution costs.

The cost of licenses totaled $0.4 million for the three months ended December 31, 2004, a decrease of $0.2 million, or 26%, from the three months ended December 31, 2003. The cost of licenses represented 2% and 3% of license revenue for the three months ended December 31, 2004 and 2003, respectively. This decrease resulted primarily from reductions in software royalties.

The cost of licenses totaled $1.2 million for the nine months ended December 31, 2004, a decrease of $0.4 million, or 28%, from the pro forma combined cost of licenses for the nine months ended December 31, 2003. The cost of licenses represented 2% and 4% of license revenue for the nine months ended December 31, 2004 and the pro forma combined nine months ended December 31, 2003, respectively. This decrease resulted primarily from reductions in software royalties and from ongoing cost reductions implemented in the latter portion of fiscal 2003 through the quarter ended June 30, 2003. We began to outsource most of our product distribution beginning in the three months ended June 30, 2003, and fully implemented the outsourcing prior to the quarter ended June 30, 2004.

Cost of Maintenance

The cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts.

The cost of maintenance totaled $4.8 million for the three months ended December 31, 2004, an increase of $0.6 million, or 15%, from the three months ended December 31, 2003. This increase resulted primarily from increases in personnel costs. The cost of maintenance represented 17% of maintenance revenue for each of the three months ended December 31, 2004 and 2003.

The cost of maintenance totaled $13.8 million for the nine months ended December 31, 2004, an increase of $1.0 million, or 8%, from the pro forma combined nine months ended December 31, 2003. This increase resulted primarily from increases in personnel costs. The cost of maintenance represented 17%

and 18% of maintenance revenue for the nine months ended December 31, 2004 and the pro forma combined nine months ended December 31 2003, respectively.

Cost of Consulting and Training

The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf.

The cost of consulting and training totaled $4.9 million for the three months ended December 31, 2004, an increase of $1.2 million, or 31%, from the three months ended December 31, 2003. This increase resulted from increases in direct personnel costs and is consistent with the increase in associated revenues. The cost of consulting and training represented 105% and 109% of consulting and training revenue for the three months ended December 31, 2004 and 2003, respectively. The decrease as a percentage of consulting and training revenues reflects the static nature of the associated overhead costs relative to the corresponding increase in direct personnel costs.

The cost of consulting and training totaled $13.2 million for the nine months ended December 31, 2004, an increase of $0.8 million, or 6%, from the pro forma combined nine months ended December 31, 2003. The cost of consulting and training represented 106% and 97% of consulting and training revenue for the nine months ended December 31, 2004 and the pro forma combined nine months ended December 31, 2003, respectively. The cost increase is the result of the Company reinvesting in expanding its consulting business during the latter half of fiscal 2004. The increase as a percentage of consulting and training revenues reflects the static nature of the associated overhead costs relative to a corresponding decrease in direct personnel costs.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses.

Sales and marketing expenses totaled $17.7 million for the three months ended December 31, 2004, an increase of $4.2 million, or 31%, from the three months ended December 31, 2003. The increase reflects an increase in strategic marketing consulting fees, commission expense and personnel costs. The increase in commission expense resulted primarily from the increase in license revenue, exclusive of transactions initiated prior to fiscal 2003.

Sales and marketing expenses totaled $49.5 million for the nine months ended December 31, 2004, an increase of $12.1 million, or 32%, from the pro forma combined nine months ended December 31, 2003. The increase reflects an increase in strategic marketing consulting fees, commission expense and personnel costs. The increase in commission expense resulted primarily from the increase in license revenue, exclusive of transactions initiated prior to fiscal 2003.

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

R&D expenses totaled $7.6 million for the three months ended December 31, 2004, an increase of $0.6 million, or 8%, from the three months ended December 31, 2003. This increase is primarily due to increases in personnel costs.

R&D expenses totaled $22.0 million for the nine months ended December 31, 2004, and were substantially the same as the pro forma combined nine months ended December 31, 2003.

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

G&A expenses totaled $13.6 million for the three months ended December 31, 2004, an increase of $2.4 million, or 22%, from the three months ended December 31, 2003. The increase primarily reflects an increase in personnel costs. Additionally, we incurred increased professional fees for tax and financial and accounting related services.

G&A expenses totaled $38.6 million for the nine months ended December 31, 2004, an increase of $5.3 million, or 16%, from the pro forma combined nine months ended December 31, 2003. The increase primarily reflects an increase in personnel costs offset in part by decreases in professional fees.

Amortization of Intangible Assets

Fresh-start reporting requires that the reorganization value be allocated to the entity’s assets in conformity with procedures specified by SFAS 141. Identifiable intangible assets identified in connection with fresh-start reporting which are subject to amortization consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. With the adoption of fresh-start reporting, our Successor Company determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For each of the three months ended December 31, 2004 and 2003 our Successor Company recorded non-cash charges for amortization of intangible assets of $5.8 million. For the nine months ended December 31, 2004 and the 166 days ended December 31, 2003 our Successor Company recorded non-cash charges for amortization of intangible assets of $17.4 million and $10.5 million, respectively.

Restructuring and Other

Restructuring and other for our Predecessor Company totaled $1.2 million for the 109 days ended July 18, 2003 and represents a gain realized upon the sale of certain minority investments in other companies.

Foreign Currency Transaction Gains (Losses), Net

Foreign currency transaction gains (losses), net consist primarily of exchange rate gains or losses resulting from remeasurement of foreign-denominated short-term intercompany and third-party receivable and payable balances and cash balances of our operating entities into their functional currencies at period-end market rates. Foreign currency transactions resulted in gains of $3.7 million and $2.7 million for the three and nine months ended December 31, 2004, respectively, with such gains resulting primarily from the impact of the weakening U.S. dollar on our foreign-denominated short-term intercompany receivable and payable balances. Foreign currency transactions resulted in losses of $0.5 million for the three months ended December 31, 2003 and losses of $1.2 million for the pro forma combined nine months ended December 31, 2003.

Reorganization Items, Net

As discussed above, as a result of our bankruptcy-law filing, as of September 22, 2002, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company’s reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of our wholly-owned subsidiary, Remedy, which is recorded in discontinued operations. Our Successor Company has also incurred charges recorded in reorganization items, net, primarily related to bankruptcy-proceeding professional fees.

Reorganization items, net totaled $0.4 million and $1.9 million for the three months ended December 31, 2004 and 2003, respectively, and consist primarily of professional fees directly related to the bankruptcy filing. Reorganization items, net totaled $1.5 million for the nine months ended December 31, 2004, and consist primarily of professional fees directly related to the bankruptcy filing, net of $0.2 million of gains on settlements with creditors. Reorganization items, net totaled $5.7 million for the 166 days ended September 30, 2003 and also consist primarily of professional fees directly related to the bankruptcy filing.

Reorganization items, net for our Predecessor Company consist of the following (in thousands):

109 Days Ended July 18, 2003
Professional fees	$(8,279)
Employee retention and benefits	(6,302)
Acceleration of deferred compensation charges	(499)
Gains on settlements with creditors	35,393
Increase to fresh-start basis of assets and liabilities	358,508
$378,821

In the 109 days ended July 18, 2003, our Predecessor Company recorded a net reorganization gain of $378.8 million. Of this gain, $358.5 million resulted from the fair value adjustment to our assets and liabilities in connection with the adoption of fresh-start reporting. We also recognized a $35.4 million gain on our settlement with creditors upon exiting bankruptcy. These gains were offset somewhat by professional fees directly related to our bankruptcy proceeding and other costs directly related to the implementation of our Reorganization Plan.

Interest Income

Interest income totaled $0.4 million for the three months ended December 31, 2004, an increase of $0.1 million, or 54%, from the three months ended December 31, 2003. This increase is primarily the result of increased investment of available cash balances in interest bearing accounts.

Interest income totaled $1.0 million for the nine months ended December 31, 2004, a decrease of $0.3 million, or 22%, from the pro forma combined nine months ended December 31, 2003. This decrease is primarily the result of lower available cash balances to invest.

Interest Expense

Interest expense primarily includes interest expense and amortized costs related to our borrowings. Interest expense totaled $1.0 million for the three months ended December 31, 2004, a decrease of $0.3 million, or 25%, from the three months ended December 31, 2003. Interest expense totaled $3.2 million for the nine months ended December 31, 2004, a decrease of $4.3 million, or 57%, from the pro forma combined nine months ended December 31, 2003. Interest expense for both periods decreased primarily as a result of lower debt balances, offset in part by higher interest rates on currently outstanding debt.

Other Income

Other income for the three and nine months ended December 31, 2004 represents the collection of an employee receivable that had previously been written off as uncollectible prior to our bankruptcy filing.

Income Taxes

Tax expense is derived primarily from taxes on foreign operations for which no U.S. federal benefit can be recorded and interest accrued on the Company’s tax contingencies.

Income tax expense totaled $1.5 million and $1.7 million for the three months ended December 31, 2004 and 2003, respectively. This tax expense represented 43.3% of income from continuing operations before income taxes for the three months ended December 31, 2004 and 35.1% of the loss from continuing operations before income taxes for the three months ended December 31, 2003.

Income tax expense totaled $3.8 million for the nine months ended December 31, 2004, and $3.4 million for the pro forma combined nine months ended December 31, 2003. This tax expense represented 29.1% of the loss from continuing operations before income taxes for the nine months ended December 31, 2004 and 0.9% of income from continuing operations before income taxes for the pro forma combined nine months ended December 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

We have supplemented our discussion of liquidity and capital resources for the three-month period ended December 31, 2004 with a more current discussion of our liquidity and capital resources as of March 31, 2005.

We primarily generate cash from software licensing, maintenance renewals and the provision of consulting and training services. Our primary uses of cash are for general working capital purposes, taxes, debt service and bankruptcy claims. We also use cash to purchase capital assets to support our business. In fiscal 2005 and fiscal 2004, our principal liquidity requirements have been for operating expenses, working capital and debt and bankruptcy related payments. We have funded these liquidity requirements from cash on hand that was primarily generated from the disposal of our non-core product lines and our SCE and Remedy businesses in 2002.

The following table summarizes the Successor Company cash and cash equivalents, restricted cash, marketable securities and working capital (deficit) as of December 31, 2004 and March 31, 2004 (dollars in thousands):

	December 31, 2004	March 31, 2004
Cash and cash equivalents	$75,149	$105,946
Cash—restricted	4,782	4,654
Marketable securities	8,000	—
Working capital (deficit)	(10,430)	3,348

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

For the nine months ended December 31, 2004, the 166 days ended December 31, 2003 and the 109 days ended July 18, 2003 our cash flows were as follows (dollars in thousands):

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2004	166 Days Ended December 31, 2003	109 Days Ended July 18, 2003
Cash (used in) provided by:
Operating activities	$(6,558)	$4,175	$(51,657)
Investing activities	(11,519)	7,658	32,578
Financing activities	(14,310)	(6,424)	(110,792)
Effect of exchange rate fluctuations on cash	1,590	1,957	1,057
Net cash flows from discontinued operations	—	—	2,565
Net (decrease) increase in cash and cash equivalents	$(30,797)	$7,366	$(126,249)

Operating Activities

For the nine months ended December 31, 2004 the Successor Company used $6.6 million of cash in operating activities. Our Successor Company reported a net loss of $17.0 million and cash outflows from changes in working capital of $4.4 million. These were partially offset by non-cash charges of $20.8 million for amortization and depreciation. Working capital outflows were primarily impacted by an increase in accounts receivable of $11.6 million and decreases in deferred revenue and accounts payable of $6.2 million and $3.9 million, respectively. These outflows were offset, in part, by a decrease in other assets of $7.3 million and an increase in accrued expenses of $9.9 million. The decrease in other assets included the collection of $4.5 million of extended pay receivables recorded as other assets in connection with fresh-start reporting. Of the amortization charge, $17.4 million was related to the new identifiable intangibles established with the adoption of fresh-start reporting treatment as of July 18, 2003.

For the 166 days ended December 31, 2003, our Successor Company operations provided $4.2 million in net cash. Our Successor Company reported a net loss of $11.8 million, including non-cash charges of $13.6 million for amortization and depreciation. Of the amortization charge, $10.5 million was related to the new identifiable intangibles established with the adoption of fresh-start accounting treatment as of July 18, 2003.

Our Predecessor Company used $51.7 million of net cash in operating activities in the 109 days ended July 18, 2003. Our Predecessor Company reported net income from continuing operations of $373.9 million for this period. However, most of the income was non-cash in nature, because it resulted from the adoption of fresh-start reporting treatment. During the period, our Predecessor Company used $42.9 million of cash for reorganization items related to implementing our Reorganization Plan, which accounts for most of the decrease in the period.

Investing Activities

For the nine months ended December 31, 2004 the Successor Company used $11.5 million of net cash for investing activities, which primarily reflects $8.0 million of net purchases of marketable securities and

$3.8 million of cash used for capital expenditures, mostly for computers and data processing equipment and leasehold improvements.

For the 166 days ended December 31, 2003 the Successor Company provided $7.7 million of net cash from investing activities, which primarily reflects the collection of $10.0 million released from escrow as part of the Remedy sale, net of $1.3 million in capital expenditures and the commitment of an additional $1.0 million to restricted cash, related mostly to new real estate leases.

For the 109 days ended July 18, 2003 the Predecessor Company provided $32.6 million of net cash from investing activities. Cash from investing activities increased $27.2 million because that amount of restricted cash became available for general use in accordance with our Reorganization Plan and also increased $5.4 million from the sale of investments.

Financing Activities

For the nine months ended December 31, 2004 the Successor Company used $14.3 million of net cash in financing activities. This reflects repayment of $10.3 million of principal on long-term debt as well as $4.3 million of principal on factor loans.

For the 166 days ended December 31, 2003 the Successor Company repaid $6.4 million of its factor loan obligations.

For the 109 days ended July 18, 2003, under the terms of the Reorganization Plan, our Predecessor Company paid down $24.3 million on factor loans and paid $86.5 million, in addition to other consideration, to the holders of its convertible subordinated notes.

Status at March 31, 2005

As of March 31, 2005, the end of our fiscal 2005 year, our Successor Company had non-trade obligations, including accrued interest, of approximately $47.2 million and cash and cash equivalents of approximately $89.9 million, of which $4.8 million was restricted. The non-trade obligations consisted of $37.1 million in senior notes (including accrued interest) and $10.1 million in deferred payment obligations related to bankruptcy settlements (net of unearned imputed interest).

In fiscal 2005 we used cash for infrastructure improvements, sales and marketing efforts and, to a lesser extent, product development. These expenditures and efforts were intended to support our current operations and position us for future growth. Our fiscal 2005 business plan differed in material respects from the business plan and financial projections we included in our disclosure statement in support of our fourth amended Reorganization Plan in connection with our bankruptcy proceedings. As a result, the projections included in the disclosure statement do not reflect financial results based on our current business plan.

We believe our cash on hand and anticipated operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade obligations for at least twelve months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions, and financial, business and other factors affecting our operations, including factors beyond our control. We currently have no lines of credit or similar facilities with any financial institutions. There can be no assurance that additional financing will be available in the future, or that if available, we will be able to obtain it on terms favorable to us. Please review the information set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Bankruptcy Claims

Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. Through March 31, 2005, the aggregate face amount of the general unsecured (Class 8) claims asserted against us, plus the amounts we scheduled for payment for Class 8 claims without a claim asserted against us, totaled approximately $384.1 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 Class 8 claims totaling $251.1 million. Claim amounts are amended from time to time by the creditors and potential creditors asserting them and sometimes are filed with a face amount that is the minimum amount asserted by the creditor. The amounts sought by such creditors can be increased. There are also ongoing disputes in the Bankruptcy Court regarding whether certain claims are properly classified as general unsecured claims under Class 8 of the Reorganization Plan, which are payable in cash, or as subordinated claims under Class 9 of the Reorganization Plan. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with Class 8 claims is difficult to determine. In connection with agreeing to the Reorganization Plan, the various constituencies independently analyzed the claims and determined that the total payment on the Class 8 general unsecured claims was likely to be between $49.0 million and $65.0 million.

Since August 2003, we have been spending substantial time and money on the process of analyzing and, as appropriate, objecting to claims that we believe are without merit or asserted for an inflated amount. We have negotiated settlements to various claims. This process may continue for several months. Based on the Reorganization Plan, any claims that we do not dispute or that are determined to be valid by the Bankruptcy Court after we have made an objection may be paid under one of two options, at the creditor’s election: We may be required either to pay 70% of the allowed amount of the claim, with 60% being paid in cash on the date of settlement and the remaining 10% paid out over a four-year period in equal annual installments, or we may be required to pay 100% of the allowed amount of the claim, with 20% being paid in cash on the date of settlement and the remaining 80% being paid out over a four-year period in equal annual installments. We have also agreed with some creditors to pay 65% of the allowed amount of the claim in cash on the date of settlement and nothing more.

We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through March 31, 2005, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $380.6 million (including approximately $133.0 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims we have paid or agreed to pay over time approximately $45.0 million in cash. As of March 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $3.5 million remaining to be resolved. There were also approximately $1.7 million in priority and administrative claims remaining to be resolved. These remaining general unsecured and other claims include claims that are asserted in a minimum amount or an unliquidated amount, and the claims can be amended to higher amounts. Prior claim determinations are also subject to appeal. Because the total liability associated with the claims depends upon the final amounts asserted by claimants, the outcome of claims classification hearings by the Bankruptcy Court, claims objections, settlement negotiations, and potential litigation and appeals, the total amount to be paid by us is uncertain. We believe that we have set aside adequate reserves for payments of the Class 8 claims as well as the priority and administrative claims and that the aggregate payment should fall within and possibly below the range of previously estimated payments of between $49.0 million and $65.0 million, determined by the various constituencies in the bankruptcy proceedings. However, payments in excess of the reserved amounts could have an adverse effect on our liquidity and financial condition. Because claims remain in dispute, we are unable to predict the final payment amount or the period over which payments would be made.

THE REORGANIZATION PLAN

For a discussion of the terms of the Reorganization Plan confirmed by the Bankruptcy Court on July 18, 2003, please refer to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Plan of Reorganization” in our Annual Report on Form 10-K for the period ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be measured and recognized in the financial statements using the fair value of the awards. This statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25’s, “Accounting for Stock Issued to Employees” intrinsic value method of accounting that was provided in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005 the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS 123R to the first interim or annual reporting period of a registrant’s first fiscal year beginning after June 15, 2005. As a result the Company is required to adopt SFAS 123R on April 1, 2006. The Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R may have a material effect on its operating results if current compensation strategies are continued.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our progress in establishing such adequate internal controls is described below under the caption “Changes in Internal Controls Over Financial Reporting.”

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

•       the significant turnover in our management and our finance staff we experienced through the second half of fiscal 2005; and

•       the other factors described below and in our Annual Report on Form 10-K for the year ended March 31, 2004 under the caption “Changes in Internal Control Over Financial Reporting” and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, filed February 15, 2005 and April 5, 2005, respectively, regarding the condition of our internal controls over financial reporting under the caption “Changes in Internal Control over Financial Reporting.”

Readers should carefully review the information set forth under the caption “Changes in Internal Control Over Financial Reporting” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004; the information set forth under the caption “Changes in Internal Control Over Financial Reporting” included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, filed February 15, 2005 and April 5, 2005, respectively, and the information set forth below under “Changes in Internal Control Over Financial Reporting.”

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Certain Internal Control Events During the Third Quarter of Fiscal 2005

During the third quarter of fiscal 2005, our senior management continued efforts to remedy the significant deficiencies, including material weaknesses, in our internal control over financial reporting. We continued our employee training program on the principles of revenue recognition in accordance with generally accepted accounting principles.

Internal Control Assessment as of the Filing Date of This Report

We are including information in this report about material changes to identified internal control weaknesses over financial reporting for the period subsequent to December 20, 2004, which we discussed in our Annual Report on Form 10-K for the 2004 fiscal year ended March 31, 2004, filed on December 20, 2004, in order to provide readers with a current understanding of the identified weaknesses in internal control over financial reporting. These internal control weaknesses are being addressed as part of our Sarbanes-Oxley compliance project, as more fully discussed below. Readers should carefully review the discussion of the deficiencies and material changes in our internal control over financial reporting for the period prior to December 20, 2004 set forth under the caption “Changes in Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004; and set forth under the caption “Changes in Internal Control Over Financial Reporting” in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, filed February 15, 2005 and April 5, 2005, respectively.

Accounting Policies and Procedures

Previously, our accounting policies and procedures had not been adequately documented, nor were our accounting procedures comprehensive in scope. We have now substantially completed the documentation of a comprehensive set of policies and procedures that we believe remedy the deficiencies in the design of our internal controls over financial reporting. We are in the process of remediating these policies and procedures throughout the company.

Period-End Accounting Closing Procedure

We have recently established a number of closing procedures to improve the timeliness of conducting quarterly closings and performing account reconciliations in connection with the preparation of our financial statements and have increased our staff in the accounting organization to support these procedures. Documentation of these closing procedures is substantially complete, and we are in the process of implementing them. We will not be able to prepare financial statements on a timely basis until these closing procedures are fully implemented.

Account Reconciliation

Historically, we had not completed the documentation and implementation of timely processes to reconcile our general ledger accounts to the detailed subsidiary ledgers and address reconciling items on a timely basis. We have now established and documented procedures for reconciling the general ledger accounts to the detailed subsidiary ledgers and are currently in the process of remediating these procedures throughout the Company.

Financial Reporting System

Historically, our automated financial reporting systems have been overly complex, poorly integrated and inconsistently implemented. As a result, preparation of financial statements has required and continues to require multiple steps, including manual reconciliation of most accounts, and extensive management review. Many of our critical systems necessary to generate revenue information remain off-line and are not integrated with our standard accounting system, PeopleSoft. In fiscal 2004, we upgraded our PeopleSoft system, enabling us to operate our major financial operations on a common platform worldwide, and we have updated a number of billing and accounts receivable processes. We intend to implement additional systems improvements in this area, which will be designed to mitigate the risk of inaccurate or incomplete information resulting from using manual processes and complex financial reporting systems.

Sales Order Processing System

Historically, our sales order processing system has not been integrated and has required that transaction information be recorded by several individuals and entered into several databases. Our financial management has had to devote substantial time to checking sales information to ensure that revenue information is correct. We have evaluated improvements to the systems for recording our sales transactions and a new, simplified process and a standardized sales order configuration and pricing tool has been implemented worldwide, including a standard product list. We believe the use of this tool will reduce the duplication of information and improve the flow of information from our sales order processing staff to our revenue recognition staff. We continue to work on our processes and systems to create a standardized order management process for sales of maintenance and professional services.

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

Management Reporting and Analysis

Financial reports have not been widely disseminated within the organization, nor have they been prepared on a timely basis. Our corporate subsidiary structure is unnecessarily complex, and the historical consolidation process has not been properly documented, both of which make management reporting and analysis difficult to prepare on a timely basis. We continue to simplify our corporate structure. We have substantially completed the documentation of our consolidation and budget reporting processes and believe that the simplification of the business structure will improve the timeliness and quality of management reporting.

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

Contract Management

There have been deficiencies in our customer contract management processes. We have established some signature procedures and have centralized certain contract management functions and have established more formal policies and procedures in this area. We have documented a worldwide signature authority and approval policy.

Sarbanes-Oxley Compliance

We have undertaken a project specifically focusing on the Company’s internal controls and procedures, including complying with the requirements of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and adopting processes to facilitate our independent auditors’ future testing of our internal controls with regards to their attestation as to the effectiveness of our internal control over financial reporting. We have categorized the project into the following phases:

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

Internal and External Testing.   We have substantially completed internal testing of our significant policies, processes, procedures and controls to assess their effectiveness and are in the process of compiling and evaluating the test results. Once we have evaluated this internal testing, management will be in a position to determine whether our internal controls over financial reporting are operating effectively. Next, we expect that our independent auditors will perform their own tests of our internal controls over financial reporting as well as assess management’s assertions regarding these controls.

Given the number of control deficiencies that we have identified and the limited amount of time to complete the remediation and testing processes as well as to assess the internal controls for operating effectiveness, we will not be able to conclude that all of our internal controls over financial reporting are effective as of March 31, 2005. Also, we may not have sufficiently completed our remediation and internal testing efforts with sufficient time to allow our independent registered public accounting firm an adequate period to observe the effectiveness of our remediation efforts in order to conclude as to the effectiveness of our internal controls and our assessment of them. Further, even if our independent registered public accounting firm has sufficient time to perform its review for purposes of rendering an opinion as to the effectiveness of our internal controls, some of the internal controls we implemented were not operating effectively as of March 31, 2005.

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

General Unsecured Claims; Microsoft Corporation, MSLI, GP Claims

Approximately 1,200 claims were filed against us based on events that took place prior to our bankruptcy filing. The original aggregate face amount of the general unsecured claims plus the amounts we scheduled for payment without a claim asserted against us totaled approximately $384.1 million. After eliminating duplicate claims, claims filed in error, or claims that were invalid for some other reason, we were left with approximately 500 general unsecured claims totaling approximately $251.1 million. As of March 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $3.5 million, and priority and administrative claims of approximately $1.7 million remaining to be resolved. For more information regarding these unsecured claims, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Bankruptcy Claims,” beginning on page 43 of this report.

One of the more significant unsecured claims was asserted by Microsoft Corporation and its MSLI, GP affiliate (collectively, Microsoft), for alleged unauthorized and unlicensed use of their software. Microsoft filed (i) a proof of claim in December 2002 seeking at least $3.0 million related to our use of Microsoft products in the period prior to the bankruptcy filing, (ii) an adversary complaint in January 2003 seeking monetary damages in an unspecified amount as well as injunctive relief and, (iii) an administrative claim in September 2003 seeking monetary damages in an unspecified amount related to the period after our bankruptcy filing. We agreed with Microsoft that all of its claims and contentions should be decided in the context of the adversary complaint filed in the Bankruptcy Court. In March 2003, we filed an answer to Microsoft’s adversary complaint denying the material allegations and raising affirmative defenses. Between October 2003 and June 2004, we engaged in settlement negotiations with Microsoft. In November 2003, we entered into a settlement agreement with Microsoft that resolved the adversary complaint pursuant to which Microsoft dismissed the adversary complaint with prejudice and we granted Microsoft an allowed administrative claim and Class 8 claim under the Reorganization Plan. All payments required under the settlement agreement had previously been reserved as liabilities subject to compromise in the consolidated balance sheet.

Litigation Regarding the Latham Report

To assist the SEC in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the Latham Report). After our bankruptcy filing in September 2002, the Official Committee of Unsecured Creditors filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, a party in interest, Copley Press, Inc., which owns the San Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We filed a motion to have certain filings unsealed in whole or in part and to have redacted certain portions of some unsealed filings to protect third parties’ privacy rights, to protect confidential information, and for other valid reasons. However, we opposed the unsealing of the Latham Report. Among other things, we argued that the Latham Report was intended as a preliminary report and thus as a starting point for the government investigations, and that it contained confidential commercial information. At the hearing on Copley’s motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court’s decision to the United States District Court for the district of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court’s decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and to engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We have appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit. On April 22, 2005, as required by the District Court’s order, and by agreement between Copley and Peregrine, we filed a partially redacted version of the Latham Report and a proposed court order with the Bankruptcy Court. The filing made the unredacted portions of the report a part of the public record. Under the proposed order, the redacted portions of the report would be deemed sealed and would not be a part of the public record. The sealing of the redacted text was based on a compromise between Copley and Peregrine, without prejudice to our respective positions, and is not based on any judicial predetermination of cause or justification, or lack thereof, for such sealing. Copley or other parties could move to unseal additional portions of the report, subject to a process that is defined in the proposed order. At this point we have not determined whether or not we will withdraw our appeal to the Third Circuit. Copley contends that the appeal is now moot and must be dismissed.

The Latham Report also has been filed in court, under provisional seal, by one of our former directors, John J. Moores, in connection with two lawsuits pending against him and others (not including Peregrine) in San Diego. One action was filed as a class action on behalf of former Peregrine shareholders under the federal securities laws and is currently pending in the U.S. District Court for the Southern District of California (the Federal Securities Action). The other action was filed by the Peregrine Litigation Trustee as successor to certain rights and causes of action of Peregrine under the Reorganization Plan, and is pending in the Superior Court of the State of California for the County of San Diego (the Litigation Trustee Action). Mr. Moores is a defendant in both actions and has filed the Latham Report, under temporary seal, in both actions in connection with motions to dismiss the complaints against him. We have filed motions in both cases to have the Latham Report stricken from the record or, as an alternative, to have the Latham Report, or portions of it, permanently sealed. Our motion in the Litigation Trustee Action is scheduled to be heard in June 3, 2005. In the Federal Securities Action, on February 2, 2005 the court ruled that it will not consider the Latham Report in ruling on Mr. Moores’ pending motion to dismiss the complaint. The Latham Report will not be stricken, but will remain under seal and, on this basis, our motion to intervene, strike or reconsider was denied as moot.

In the criminal actions against former Peregrine employees and others pending in the U.S. District Court for the Southern District of California, a protective order was entered on February 28, 2005 to provide limited protection for the confidential information of non-parties, such as the Latham Report and other Peregrine confidential information.

Luddy v. Peregrine

In May 2004, Frederic Luddy, our former chief technology officer, filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy is a defendant in the Litigation Trustee Action and the Federal Securities Action, which seek to recover monetary damages from Mr. Luddy based on events that transpired before Peregrine filed for bankruptcy law protection. Mr. Luddy’s complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleges that, pursuant to a paragraph of the Bankruptcy Court’s order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy’s complaint from Delaware state court to the Bankruptcy Court. We also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court’s approval of our Reorganization Plan. On August 9, 2004, Mr. Luddy filed a motion in Bankruptcy Court seeking to voluntarily dismiss his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as in his prior complaint. We removed Mr. Luddy’s new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy’s motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part our motion to dismiss, without prejudice to the company’s right to renew the motion later after discovery and formal fact finding. On February 23, 2005, Mr. Luddy filed an amended complaint, which we answered on March 15, 2005. Discovery is scheduled to be completed by May 2005, but no trial date has been set. We believe Mr. Luddy’s claims are without merit and we intend to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2004 we issued to one former executive officer a total of 16,852 shares of our outstanding stock upon exercise of stock options for an aggregate purchase price of $167,509. These shares were issued by us without registration in reliance on the exemption provided by Section 3(a) (7) of the Securities Act, and comparable provisions of state securities laws, for securities issued in connection with the approval and an order of the U.S. Bankruptcy Court pursuant to our bankruptcy proceedings.

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

PEREGRINE SYSTEMS, INC.
Date: April 29, 2005	(Registrant)
	By:	/s/ Kenneth J. Saunders
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)