Form 10-K
period 2005-03-31
PEREGRINE SYSTEMS INC
filed 2005-07-01
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
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
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $259,647,879 on September 30, 2004, based upon the average bid and asked prices of such common stock as reported on the over-the-counter securities market operated by Pink Sheets LLC. Shares of common stock held by officers, directors and holders of more than 10% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the Registrant's common stock outstanding on May 31, 2005 was 15,074,426.

        Documents Incorporated by Reference: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: 1) any annual report to security holders; 2) any proxy or information statement; and 3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

        None.

PEREGRINE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

GENERAL

        Forward-Looking Statements.    This report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate," "intend," "seek," "will," and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Readers should carefully review the forward-looking statements included in this report under the captions "Introduction," "Risk Factors," beginning on page 49 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources," beginning on page 45 of this report, and elsewhere in or incorporated by reference into this report.

        Our Fiscal Year.    Our fiscal year ends on March 31. All references to fiscal years refer to reporting periods ending on March 31. All other references to a particular year refer to the calendar year.

        Bankruptcy Reorganization and Fresh-Start Reporting.    On September 22, 2002, Peregrine and its wholly-owned Peregrine Remedy, Inc. subsidiary (Remedy), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. Our reorganization plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court) on July 18, 2003 and became effective on August 7, 2003. From September 22, 2002 until August 7, 2003, we operated the business as a Debtor-in-
Possession under the jurisdiction of the Bankruptcy Court.

        Late Filings of Periodic Reports.    Since our emergence from bankruptcy proceedings, we have not filed our periodic reports under Section 13(a) of the Securities Exchange Act of 1934 on a timely basis. These reports were not filed on a timely basis because certain of our prior period financial statements required restating as a result of our discovery of financial fraud in 2002, our involvement in bankruptcy law proceedings and restructuring activities following the discovery of fraud and the restatements, significant turnover of experienced management and employees in connection with these matters, and the additional processes we employ to ensure the accuracy of our financial statements in light of continuing deficiencies and material weaknesses in our internal control over financial reporting. Given these continuing deficiencies and material weaknesses, we cannot guarantee that our future periodic reports will be filed on a timely basis. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 49 of this report.

ITEM 1. BUSINESS

OVERVIEW

        We are a global provider of enterprise software. Our core business is providing information technology asset and service management software solutions that are designed to enable organizations in the private and public sectors to reduce costs, improve information technology (IT) productivity and service levels, and mitigate risk by managing portfolios of information technology assets and streamlining service management operations.

        Our asset management and service management solutions are based on our flagship products, AssetCenter[nc_cad,176] and ServiceCenter[nc_cad,176]. Typically, the assets managed with our products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide the infrastructure to a business. The services managed with our products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

        Our asset management solutions are designed to enable customers to manage the physical, financial and contractual aspects of information technology and other infrastructure assets from their acquisition to their eventual disposal. These solutions, based on our AssetCenter product, are designed to help customers minimize costs, increase return, improve service delivery, reduce risk, and ensure optimal employee productivity by identifying, tracking, and allocating the costs of their information technology assets more effectively and intelligently. Our asset management solutions include:

  •
  Asset Tracking, to discover, track, and consolidate hardware, software, and network assets throughout the enterprise;

  •
  Expense Control, to enable organizations to avoid unnecessary regulatory penalties, institute entitlement procedures, manage contracts, and initiate cost-center budgeting; and

  •
  Process Automation, to enable information technology organizations to implement automated operational, financial, and compliance-driven processes across multiple applications.

        Our service management solutions are designed to enable service organizations to deliver services and support more efficiently and cost-effectively and to proactively maintain information technology and other types of infrastructure assets. Based on our ServiceCenter product, these solutions are designed to help customers create service efficiencies, reduce service outages, streamline service desk operations by integrating processes and tools across the organization, and ensure that service levels meet customer requirements. Our service management solutions include:

  •
  Service Establishment, to enable information technology organizations to centralize service management functions in a consolidated service desk that utilizes a common knowledge base and unique Active CMDB™ (configuration management data base);

  •
  Service Control, to enhance control over IT services by eliminating problems at their source, automating routine requests, and using metrics to actively manage operational performance; and

  •
  Service Alignment, to ensure services align with customer needs by managing to specified services levels, increasing responsiveness to routine requests, and identifying infrastructure weaknesses before they become a problem.

        In addition, we also offer a Consolidation solution to provide the tools and processes necessary to consolidate service operations and enable an organization to identify hardware and software redundancies, eliminate unnecessary assets, maximize utilization of assets, and implement a best practices service operation.

        Our asset and service management solutions also draw on our four additional product lines, which complement and enhance our information technology asset and service management solutions:

  •
  Discovery;

  •
  IT Business Analytics;

  •
  Self Service; and

  •
  Integration.

        Our Discovery products automatically find, identify and track information technology and other infrastructure assets. Our IT Business Analytics products provide business intelligence, analytic, and reporting solutions to meet the needs of executive management, including real-time viewing of strategic performance metrics. Our Self Service suite of products, referred to as our Get-It™ applications, allow organizations to extend information technology asset and service management capabilities directly to all employees through a web-based interface. Our Integration products, referred to as our Connect-It applications, enable customers to connect our products to a variety of third-party applications.

        In addition, we plan to offer business solutions that combine our capabilities and expertise in asset and service management to address specific customer business needs in these areas:

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

        In addition, we have embraced a new vision we call Optimal IT™ and announced our intent to develop a new DecisionCenter™. product to deliver on this vision. DecisionCenter and the solutions we develop around it will be designed to provide analytics and decision modeling capabilities that enable our customers to optimize the performance of the technology infrastructure using information generated by existing applications, including ServiceCenter and AssetCenter. The Optimal IT solutions are expected to provide the capability of collecting, understanding, analyzing and modeling the complex information that describes the technology environment, to enable organizations to make optimal tradeoffs given the constraints of time, resources, costs and assets.

        Our customers include Fortune Global 2000 companies, medium-sized companies, numerous federal, state and local government agencies worldwide and outsourcers such as EDS and Unisys. We focus on serving entire organizations, including government agencies and educational institutions and their departments, with large and complex infrastructures, and our customers also include mid-size organizations with varied information technology asset and service management requirements.

        Peregrine Systems, Inc., a corporation, was incorporated in California in 1981, reincorporated in Delaware in 1994 and went public with an initial public offering in April 1997. We filed for protection under Chapter 11 of the Federal Bankruptcy Code on September 22, 2002. Our reorganization plan was approved by the Bankruptcy Court on July 18, 2003, and became effective on August 7, 2003. Our principal executive offices are located at 3611 Valley Centre Drive, San Diego, CA 92130. Our telephone number is (858) 481-5000, and our website is accessible at www.peregrine.com. The information posted on our website is not incorporated into this report. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

Industry Background

        We operate mainly in the network and systems management sector of the enterprise software industry. This sector provides the applications and tools needed to ensure the provision, capacity, performance and availability of an organization's computing, networking and software application resources. Most of our customers are information technology departments of businesses and government and education entities, many of which operate globally. These entities face intense pressure to deliver highly reliable always-available service. Global enterprises today must routinely manage tens of thousands of information technology assets, which include desktop and laptop computers, servers, routers and other computer-networking devices, data storage devices, off-the-shelf and custom software housed on servers and personal computers, cell phones, personal digital assistant (PDA) devices and other technology. During the past decade, these enterprises have faced increasing costs and operational and business risks in acquiring, managing and servicing information technology assets.

Products

        Our comprehensive asset management products enable organizations to manage the financial and physical elements of massive amounts of information technology and other infrastructure assets. Our service management products enable organizations to improve the reliability and availability of their infrastructure by providing support for information technology assets and by efficiently managing the problem resolution process, as well as additions, changes in location, upgrades and other changes to these assets within the enterprise.

        As an enterprise software provider, our products address critical needs in today's economy as the information technology departments of organizations seek ways to simplify and consolidate information technology infrastructure, reduce costs and align information technology priorities to business objectives. Our flagship products in information technology asset and service management are AssetCenter and ServiceCenter, which can be used in tandem to provide broad-based solutions for information technology asset and service management needs. We offer four additional product lines that complement these flagship products: Discovery and Automation, IT Business Analytics, Self Service and Integration. Descriptions of our two flagship products, as well as the four complementary product lines follow.

        AssetCenter.    Asset management software products enable organizations to manage information technology and other types of assets that comprise the complex infrastructure supporting a customer's operations. These assets include desktop, laptop and personal computers, servers, routers and other computer-networking devices, data storage devices, off-the-shelf and custom software housed on servers, cell phones, PDAs, as well as other devices that make it possible to operate a modern company or government agency. AssetCenter allows organizations to inventory these assets and manage the other physical, financial and contractual aspects of these assets through the full lifecycle, beginning with procurement and ending when the items are retired through disposal or divestiture. Our software automates processes and workflows, replacing tedious manual processes and less sophisticated computer-based processes for tracking assets. Using this product, organizations have access to information showing where assets are located, who is using them, and which employees are entitled to their use under corporate policy. This product also assists customers in managing the financial aspects of each asset, including contractual terms of purchase or lease and related warranties. AssetCenter also provides the capability to manage software license compliance and entitlement, control expenses through charge-back programs to business units and reduce costs with streamlined procurement processes. Customers can choose among AssetCenter's modules to meet specific business needs and provide a foundation for enduring management of their infrastructure. These modules consist of "Cable and Circuit," "Chargebacks," "Contract Management," "Financial Management," "Portfolio Management," "Procurement Management," and "Software Asset Management."

        ServiceCenter.    Service management applications enable an organization to automate and optimize the service desk function, improving the availability and productivity of infrastructure assets and reducing costs by allowing this service to be provided more efficiently. ServiceCenter provides tools and workflows designed to strategically manage and extend the value of information technology infrastructure assets based on fully-integrated best-practice processes, in accordance with the Infrastructure Technology Service Management framework set forth by the Information Technology Infrastructure Library. ITIL is a set of documents created by the United Kingdom government that represents the standard for best practice in providing information technology service. ServiceCenter is built upon an application delivery platform that can be extended without complex programming and is used as an information and workflow hub for an information technology organization. Many customers standardize their systems using ServiceCenter, to consolidate and replace multiple or isolated ticketing systems located across disparate departments and geographies. Using ServiceCenter with our Self Service product, employees can easily submit any type of request or notify the service desk of any issues related to computers, software applications or any other information technology asset. These requests are automatically routed, prioritized and tracked until completion of the task requested. ServiceCenter's modules consist of "Asset Contracts," "Change Management," "Incident Management," "Configuration Management," "Request Management," "Problem Management," "Service Management," and "Service Level Management."

        Discovery and Inventory.    Our Enterprise Discovery products find, identify and track information technology assets with modules for "Desktop Inventory" and "Network Discovery." Network Discovery provides visibility into network operations, including real time access into the configuration and performance of hardware assets within the networked infrastructure. Network Discovery identifies all hardware and network devices connected to the network and delivers a port-to-port topographical mapping of the IT infrastructure. Desktop Inventory then delivers a comprehensive configuration inventory of an organization's desktop and server environments by scanning all Windows and Unix computer systems, delivering detailed hardware and software configuration information necessary to support processes such as software license compliance, configuration management, incident management, change management, and other service support and delivery processes. Data from both Network Discovery and Desktop Inventory is seamlessly fed into ServiceCenter and AssetCenter to support the processes described above.

        IT Business Analytics.    Our IT Business Analytics product, BI Portal, is a tool for advanced analysis and mining of data maintained in ServiceCenter. Our product provides a predefined set of metrics and meta data from ServiceCenter, giving customers a consolidated list of their business variables and enabling users to analyze standardized business data from a number of perspectives. Users are able to generate reports and graphs to identify and communicate trends that are not readily identifiable through more traditional reporting methods. Our product also allows users to define their own queries or metrics and publish the results for other users to view.

        Self Service.    Our Self Service product line is composed of web-based applications that provide self-service capabilities designed to make organizations more efficient. With these Get-It applications, employees are able to obtain information, resources and services through any web browser. Get-Services™ extends ServiceCenter, giving employees a single point of entry for initiating and tracking service requests. An employee who needs support for a malfunctioning laptop, for example, can simply access Get-Services to request service. Get-Services Change Management employs a simple Web interface for end users and managers to control change management information over the internet. A third application, Get-Resources™, enables employees to request information technology resources, such as a printer, from their web-browser. The application streamlines the request process by providing information on assets and services approved for use by the business and automating the management approval process. Get-Answers™, a knowledge management application for service desk technicians and employees, provides a centralized company knowledge base accessible by specified users. It provides a simple user interface, an intuitive and powerful search engine and a methodology ensuring that new information can be added easily and existing information can be updated.

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

        As part of our relationship with International Business Machines Corporation (IBM), we have an obligation to maintain compatibility between our products and certain IBM middleware components. In return, we gain access to certain technical services from IBM, including technical and development support, education and training. In addition, we have early access to certain of IBM's emerging technologies.

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

Customer Support and Maintenance Services

        Customer support and maintenance services represent an integral part of our relationships with our customers by facilitating their success with our products and services. Through these services our customers receive product defect corrections, new releases and versions of our products, and access to our help-line personnel, who answer questions about our products and assist customers in resolving problems. Our tiered-support offerings are designed to provide customers with a choice of maintenance plans so that they can select the plan that best fits their organizational support needs. Our offerings include e-mail, phone and web-based support services. Additional offerings are available either as part of a higher service level plan or as a stand-alone offering. Examples include 24-hour customer support, use of a designated support account manager and an annual system check. We maintain customer support centers in the United States, United Kingdom, Canada, France, and Germany. We also have relationships with third parties that provide customer support and maintenance services for specified customers and local markets. In addition, IBM agreed with certain joint customers to provide maintenance services on Peregrine products it sold in the event we become unable to fulfill those obligations.

Professional and Educational Services

        In most cases, third parties are responsible for implementing the products that we sell and are paid directly by the customer. IBM, for example, has trained a significant number of its consultants to deliver a broad range of professional services tied to our products. In addition, our own professional services group offers consulting and project management services to help customers enjoy the full value of our products. In order to manage fluctuating demand for our services, in many cases we subcontract these integration services for which we are responsible to one of our integration partners. We also sometimes act as a subcontractor to a third-party service provider, such as IBM.

        The basic consulting services we offer include:

    •
    Analysis of user requirements and integrating basic functions that will demonstrate the benefits of our products;

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

        Our professional services group has staff in the United States, United Kingdom, Canada, France, Germany, and the Netherlands. In areas where we do not have professional and educational services personnel, partners deliver these services.

Product Development

        We develop our products based on market and competitive trends and through consultation and collaboration with existing and potential customers. We devote significant resources to developing new and enhanced versions of our products. Our research and development expenditures totaled $29.6 million, $29.3 million and $52.4 million in fiscal 2005, 2004 and 2003, respectively, representing 15%, 17% and 23%, respectively, of revenue for those periods. Readers should carefully review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of these expenditures.

        Our research and development teams are based in four locations: our San Diego headquarters; Bourg la Reine, France; Ottawa, Canada; and Richmond, England.

Sales and Marketing

        We sell our software and services in North America and Europe primarily through a direct sales force. Our direct sales model constitutes a set of coordinated activities among field account representatives, inside sales and solutions consultants who consult on the technical aspects of our products. We conduct our sales and marketing efforts from our headquarters in San Diego and field offices in major cities in North America and Europe. Additionally, we have regional offices in Japan, Australia and Singapore, serving the Asia/Pacific Rim markets. We demonstrate our products over the Internet, via live "web-casts," but we frequently travel to customer locations for face-to-face product demonstrations to facilitate a consultative sales process.

        In addition to our direct sales strategy, we sell our software indirectly through our alliance partners, which include global and regional solution providers and systems integration firms. Our typical indirect alliance partner is a global or regional solution provider or a system integration firm that sells or influences sales of our products and provides related integration and other services, with or without our assistance, to an end-user. In the Asia/Pacific Rim markets, as well as emerging markets in Europe and Latin America, our alliance partners manage the sales process with limited assistance from us. In our core markets in North America and Europe, we typically assist our alliance partner in the sales process.

        We derive a substantial portion of our revenue from sales of products through our alliance partners. The largest of our alliance partners in fiscal 2005 was IBM. Sales associated with our IBM relationship accounted for approximately 16% and 18% of our license revenue in fiscal 2005 and the 257 day period ended March 31, 2004, respectively. During our bankruptcy law proceedings, we expanded our relationship with IBM by creating a risk mitigation program through which IBM guaranteed, for a stated period of time that varied by customer, the servicing of our products to certain joint customers in the event we became unable to support the products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Fiscal Year Ended March 31, 2005 with the Pro Forma Combined Fiscal Year Ended March 31, 2004—Revenue," beginning on page 28 of this report.

        We also devote resources to product marketing, marketing communications, alliance marketing, telemarketing and sales training. The primary focus of the marketing functions is to create market awareness and demand for our products and to develop sales tools that support sales activities.

Customers

        Our customers include Fortune Global 2000 companies, medium-sized companies, numerous federal, state and local government agencies worldwide and outsourcers, such as IBM's Strategic Outsourcing Group, EDS and Unisys. We focus on serving large organizations with complex infrastructures, but our customers also include departments of these large organizations and mid-size organizations with varied information technology asset and service management requirements. Outsourcers typically purchase our products to include them in broader information technology solutions they offer to their customers. Our license sales to customers generally fall into two categories: existing customers buying additional licenses and modules, and new customers buying their first license from us. For a discussion of the risks related to our customer base and other risks facing our business, readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 49 of this report.

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

Segment and Geographic Financial Information

        We focus on developing and marketing our information technology asset and service management software products to a single business segment: the network and systems management sector of the software industry. Beginning in the second quarter of fiscal 2005 we changed the basis of segmentation from a single reportable segment to two reportable segments as a result of changes in the manner in which management evaluates the performance of the business. This change was made possible by improvements in internal financial reporting. The two reportable segments align with the internal management of worldwide business operations:

  •
  Americas, which includes our U.S. operations as well as our operations in Canada, Mexico and South America; and

  •
  EMEA/AP, which includes our operations in Europe, the Middle East, Africa and the Asia Pacific Region.

See our consolidated financial statements and Note 15 thereto for financial information related to our reportable geographic segments.

Intellectual Property

        Our success depends on our ability to maintain and protect our proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. To a lesser extent, we rely on patent protection, and some of our technologies, consisting principally of acquired technologies, are covered by issued patents and pending patent applications. We attempt to protect our intellectual property rights by limiting access to our software products and documentation. Our software products are provided only to customers that have signed license agreements, certain partners that have signed partner agreements, and certain customer prospects that sign restrictive software evaluation agreements. We attempt to restrict access to the source code for our software products and other proprietary information to our developers. However, like many software companies, we maintain a copy of our source code on deposit with a third-party escrow agent that is entitled to provide the source code to select customers if a triggering event occurs that prevents us from continuing to support our products. In addition, we enter into confidentiality agreements with our employees and most customers, vendors and strategic partners. For a discussion of the risks related to our reliance on proprietary technology and other risks facing our business, readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 49 of this report.

Employees

        As of March 31, 2005, we employed approximately 699 persons worldwide, including 211 in sales and marketing, 119 in customer support, educational services and maintenance, 52 in professional services, 178 in research and development and 139 in finance and administration. At March 31, 2005 approximately 217 of our employees were located outside North America, principally in Europe. None of our employees is represented by a labor union, other than by statutory unions or workers' committees required by law in some European countries. We have not experienced any work stoppages.

ITEM 2. PROPERTIES

        Our principal administrative, sales, marketing, support, research and development and training functions are located at our headquarters facility in San Diego, California. As of March 31, 2005, we were leasing approximately 104,450 square feet of office space in San Diego for this headquarters facility pursuant to a lease that expires April 30, 2012. We also lease office space for sales, marketing, research and development and professional and educational services staff in various locations worldwide.

ITEM 3. LEGAL PROCEEDINGS

Federal Government Investigations and Proceedings Pertaining to Historical Accounting Irregularities

        Government Investigations.    In early 2002, the Department of Justice and Securities and Exchange Commission (SEC) opened investigations into Peregrine and certain former Peregrine employees pertaining to the accounting improprieties that took place prior to 2002. As a result of the DOJ's investigation, a number of our former employees, including our former chief financial officer, treasurer, assistant treasurer and two sales executives have pleaded guilty to various felony charges and are awaiting sentencing. A former managing director of KPMG Consulting has also pleaded guilty to felony counts in connection with these events. A number of other former employees, including our former chief executive officer and chairman, chief operating officer, two executive vice presidents of worldwide sales, vice president of finance and chief accounting officer, and other sales and finance personnel have been charged with various felonies in connection with these accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was our lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of our apparent financial condition, misleading investors, hindering the government's investigation or conspiracy. In most of these cases, the SEC filed a civil action against the individuals alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder.

        Our Settlement with the Securities and Exchange Commission.    In June 2003, the SEC filed a civil action against Peregrine in the United States District Court for the Southern District of California alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder. In the same month, our settlement with the SEC was approved by the United States District Court for the Southern District of California, resolving all the matters raised in the civil action, except the request for a civil penalty and disgorgement. The SEC separately withdrew the request for monetary damages and disgorgement in July 2003. Under the terms of the settlement, we agreed, among other things, to:

  •
  Be enjoined from violating federal securities laws;

  •
  Comply on an accelerated basis with the rules regarding management's reporting on internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002;

  •
  Retain an internal auditor to assist with the accurate reporting of our financial results;

  •
  Establish a corporate compliance program and retain a compliance officer to perform a continuous review of the effectiveness of our governance systems;

  •
  Commence a training program for our officers and employees to prevent violations of federal securities laws; and

  •
  Make a public statement that fully and accurately disclosed the condition of our internal control structure and our procedures for financial reporting on the effective date of our reorganization plan.

        Continuing Investigations.    The SEC and the DOJ are continuing their investigations and we are fully cooperating with them in these investigations and as they prepare for the trials involving former employees and others. Since we have not filed our SEC periodic reports on a timely basis, we have not been in compliance with the requirement of our settlement with the SEC pertaining to refraining from violating federal securities laws. To our knowledge, the SEC is not considering a further enforcement action against us and neither Peregrine nor any current employee is a target of an ongoing investigation, but we can not be sure that a further enforcement action or criminal proceeding will not be brought against us. Responding to any such actions could be expensive and time-consuming for management and could have an adverse effect on our reputation and ability to generate sales. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 49 of this report.

Stockholder Litigation Pertaining to Historical Accounting Irregularities as to Which Peregrine is No Longer a Party

        During May and June 2002, a number of purported class action complaints were filed against Peregrine on behalf of purchasers of its securities during various periods from 1999 to 2002. The complaints alleged false and misleading statements in SEC filings, financial statements and other public statements and asserted claims for violations of federal securities laws. The complaints were ultimately consolidated into an action before the United States District Court for the Southern District of California (the Federal Securities Action). In January 2003, the District Court entered an order designating a group of individuals identified as the Loran Group as lead plaintiff with respect to claims arising from violations of Sections 10(b) and 20(a) of the Securities Act of 1933 and Heywood Waga as lead plaintiff with respect to claims arising from violations of Section 11 of the Securities Exchange Act of 1934.

        In November 2003, the Bankruptcy Court certified a class consisting of persons who acquired Peregrine securities from July 22, 1999 through May 3, 2002, led by the Loran Group and Heywood Waga (the Securities Class), and a class, consisting of persons holding the Predecessor Company's common stock as of the effective date of the reorganization plan (the Equity Class). The Securities Class and the Equity Class were certified by the Bankruptcy Court solely for purposes of allowing them to enter into a settlement agreement with Peregrine to resolve the allocation of new common stock among the various interests in Class 9 under our reorganization plan, consisting of the Securities Class, the Equity Class and certain of our former directors and officers asserting indemnity claims relating to lawsuits filed against them (the Indemnification Class). The Bankruptcy Court's order approving the settlement agreement resolved the stockholder claims against us and we are not a party to the Federal Securities Action.

Peregrine Litigation Trustee Action to Which Peregrine is Not a Party

        Under our reorganization plan, an independent litigation trust was established and initially funded with $3.2 million in cash and 708,750 shares of new common stock. With limited exceptions, potential claims and causes of action we had against our former officers and directors for negligence, breach of fiduciary duty, insider trading or any other breaches of duty imposed by law, all potential claims we had against our former auditor Arthur Andersen relating to accounting services provided to us, claims brought by third parties against some of our former directors and officers purportedly on our behalf as derivative claims, and certain other claims, were transferred to the litigation trust. The assigned trustee (the Litigation Trustee) has the authority to prosecute, abandon, release, settle or otherwise dispose of these claims at the trustee's sole discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the stockholder litigation, the Loran Group and Heywood Waga, must consent in advance to any release, settlement, compromise or liquidation of claims. We are required under a Bankruptcy Court stipulation and the litigation trust agreement to provide the Litigation Trustee with access to our books and records, to make our employees available as witnesses and to be available for depositions, interviews and other proceedings.

        In February 2004, the Litigation Trustee filed suit in California Superior Court in San Diego County against a number of our former directors and officers under theories of insider trading, breach of fiduciary duty, waste of corporate assets, conspiracy and unjust enrichment (the Litigation Trustee Action). The trustee also is pursuing claims against Arthur Andersen for violations of the federal securities laws in connection with accounting services Arthur Andersen provided to us. The Litigation Trustee Action is ongoing, but we are not a party to it. All of the proceeds resulting from the Litigation

Trustee Action, if any, are for the benefit of the Securities Class and we are not entitled to receive any such proceeds.

Bankruptcy Reorganization; Claims Litigation; Class 7/9 Reserve Shares

        Our Reorganization Plan.    Our reorganization plan was confirmed by the Bankruptcy Court on July 18, 2003 and became effective on August 7, 2003. Our plan provided for the treatment of ten classes of claims. Under the plan, all of our shares of old common stock were cancelled at the close of business on the effective date, and we issued 15 million shares of new common stock, as discussed below. In addition, 2.65 million shares of new common stock were reserved for issuance under our 2003 Equity Incentive Plan. Readers should carefully review the original documents for more detail. Copies of our disclosure statement in support of the fourth amended plan of reorganization, our fourth amended plan of reorganization, the related Bankruptcy Court confirmation orders and other relevant documents are incorporated by reference to reports previously filed with the SEC as indicated in the exhibit list attached to this report. The following summary is qualified in its entirety by the reorganization plan and other source documents.

        Classes with Remaining Rights Under the Reorganization Plan.    The claims of all classes of claimants under our reorganization plan have been resolved, with the exception of approximately $0.5 million in asserted amount of general unsecured claims in Class 8 under the reorganization plan and an administrative claim.

        Class 7.    Class 7 comprises holders (as of the close of business on the effective date of the plan) of the Predecessor Company's 5.5% convertible subordinated notes due 2007. Class 7 has already received an aggregate of $58.8 million in new 6.5% senior notes due 2007, an aggregate of 9,450,000 shares of new common stock (representing 63% of the 15,000,000 shares of new common stock issued on the effective date), and a cash payment of $86.5 million (equal to 30% of the principal and accrued interest on the old subordinated notes). Class 7 will not be entitled to shares from the Class 7/9 Reserve, discussed further below.

        Class 8.    Approximately 1,200 general unsecured claims were filed against our Predecessor Company based on events that took place prior to the bankruptcy filing. Through May 31, 2005, the aggregate face amount of these Class 8 claims asserted against us, plus the amounts we scheduled for payment for Class 8 claims without a claim asserted against us, totaled approximately $383.6 million.

        Claim amounts are amended from time to time by the creditors and potential creditors asserting them and sometimes are filed with a face amount that is the minimum amount asserted by the creditor. The amounts sought by such creditors can be increased. Classification of claims in the proper class sometimes requires judgment and some claims must be allocated to more than one class. There also were disputes in the Bankruptcy Court regarding whether certain claims or portions thereof were properly classified as general unsecured claims under Class 8, which are payable in cash, or as subordinated claims under Class 9. Class 9 creditors share in the pool of common shares already issued and reserved for these claims. For these and other reasons, the total potential liability associated with Class 8 claims was difficult to predict. In connection with agreeing to the reorganization plan, the various constituencies independently analyzed the claims and determined that the total payment on the Class 8 general unsecured claims was likely to be between $49.0 million and $65.0 million. The Class 7/9 Reserve Shares are to be allocated between Class 7 and Class 9 based on whether the amount finally paid to resolve Class 8 claims falls below, within or above the range of $49 million to $65 million.

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

        We began paying claims on the effective date of the reorganization plan and continue to pay as claims are settled, or otherwise resolved. Through May 31, 2005, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $383.1 million. To resolve these claims we have paid or agreed to pay over time approximately $45.0 million in cash. As of May 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.5 million remaining to be resolved.

        As of March 31, 2005, the most material of the claims remaining to be resolved were unliquidated indemnity claims made by John J. Moores, a former director, and by Richard Nelson, a former officer and director. Among other lawsuits, Messrs. Moores and Nelson are defendants in the Litigation Trustee Action and the Federal Securities Action, which seek to recover monetary damages from them based on events that transpired before Peregrine filed for bankruptcy law protection. The Moores and Nelson claims sought reimbursement from us for defense expenses in connection with the litigation relating to their affiliation with Peregrine. The Moores and Nelson claims were unliquidated because the claimants started to incur defense expenses when the lawsuits were originated and they will continue to do so until the lawsuits are resolved. In May 2005, we signed settlement agreements with Mr. Moores and Mr. Nelson to resolve their claims, subject to Bankruptcy Court approval. Because these claims were unliquidated, until the claims were resolved we had been unable to determine our final estimated liability for Class 8 claims in aggregate and, therefore, could not allocate the Class 7/9 Reserve Shares.

        The Moores and Nelson agreements were approved by the Bankruptcy Court on June 14, 2005 and June 21, 2005, respectively. As a result of these settlements, we are now in a position to distribute the Class 7/9 Reserve Shares, because we know that the aggregate payment for Class 8 claims will be below $49.0 million, the low end of the range of previously estimated payments of between $49.0 million and $65.0 million, determined by the various constituencies in the bankruptcy proceedings.

        Class 9.    Class 9 under our reorganization plan comprises the Equity Class (i.e., holders, as of the effective date of the plan, of our Predecessor Company's common stock), the Securities Class (i.e., purchasers of our old common stock involved in the Federal Securities Action, and the Indemnity Class (i.e., certain former employees, officers and directors with indemnity claims). Under the plan, Class 9 became entitled to receive 4,950,000 shares of our new common stock, representing 33% of the 15,000,000 shares of new common stock issued on the effective date. Pursuant to the terms of the settlement among the Equity Class, Securities Class, and Indemnity Class, 4,016,250 shares of our new common stock (representing 26.8% of the total stock issued) were issued to the Equity Class, 708,750 shares of our new common stock (representing 4.7% of the total stock issued) were issued to the Litigation Trustee on behalf of the Securities Class, and 225,000 shares of our new common stock (representing 1.5% of the total stock issued) will be issued to the Indemnity Class to satisfy their claims.

        The Class 7/9 Reserve Shares are an additional 600,000 shares of new common stock representing 4% of the 15,000,000 shares of new common stock issued on the effective date, that were reserved for later allocation between Class 7 and Class 9 claims based on the amount finally paid to resolve Class 8 general unsecured claims. Now that the Moores and Nelson settlements have been completed, we know that the amount finally paid to resolve Class 8 claims will be below $49.0 million, so all of these 600,000 shares will be allocated to Class 9. As a result of the Class 9 settlement, the Equity Class will be entitled to receive 85%, or 510,000, of such shares and the Securities Class will be entitled to receive 15%, or 90,000, of such shares. We intend to distribute the Class 7/9 Reserve Shares as soon as practicable.

        The following table summarizes the allocation of shares of new common stock, including the 600,000 Class 7/9 Reserve Shares, and potential proceeds from the Litigation Trustee Action to various classes under our reorganization plan as a result of the plan, the Class 9 settlement, and the final resolution of Class 8 claims.

	New Common Shares		Percent of Total Shares		Litigation Trust Proceeds
Class 7		9,450,000		63.0%		0%
Class 9
Equity Class	4,526,250		30.2%		0%
Securities Class	798,750		5.3%		100%
Indemnity Class	225,000		1.5%		0%

Total Class 9		5,550,000		37.0%		100%

Total Shares		15,000,000		100.0%		100%

        Administrative Claims and Luddy v. Peregrine.    Administrative claims are claims related to obligations we purportedly incurred after we filed for bankruptcy law protection during the administrative period of the bankruptcy case. In order to be paid, administrative claims must meet certain requirements under the bankruptcy plan and bankruptcy laws. The only material potential remaining administrative claim is a claim asserted by our former chief technology officer, Frederic Luddy. In May 2004, Mr. Luddy filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming our reorganization plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. We also filed a motion in Bankruptcy Court to dismiss the complaint on the basis, among other things, that Mr. Luddy failed to file any proof of claim before the Bankruptcy Court and that his claim is barred by the discharge injunction entered in connection with the Bankruptcy Court's approval of our reorganization plan. On August 9, 2004, Mr. Luddy filed a motion in Bankruptcy Court seeking to voluntarily dismiss his complaint, without prejudice, and on the same day filed a new complaint in the Delaware Court of Chancery, seeking the same relief as in his prior complaint. We removed Mr. Luddy's new complaint to the Bankruptcy Court and filed a new motion to dismiss his complaint. Mr. Luddy, in turn, filed a motion to remand the case to state court. On November 10, 2004, the Bankruptcy Court denied Mr. Luddy's motion for remand and found that it had jurisdiction to consider the complaint. Also on November 10, 2004, the Bankruptcy Court granted in part and denied in part our motion to dismiss, without prejudice to our right to renew the motion later after discovery and formal fact finding. On February 23, 2005, Mr. Luddy filed an amended complaint, which we answered on March 15, 2005. Discovery is scheduled to be completed by July 2005, but no trial date has been set. We believe Mr. Luddy's claims are without merit and we intend to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

Litigation Regarding the Latham Report

        To assist the SEC in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the Latham Report). After our bankruptcy law filing in September 2002, the Official Committee of Unsecured Creditors filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, Copley Press, Inc., which owns the San Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We opposed the unsealing of the Latham Report. At the hearing on Copley's motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the District of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court's decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and to engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We have appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. On April 22, 2005, as required by the District Court's order, and by agreement between Copley and Peregrine, we filed a partially redacted version of the Latham Report and a proposed court order with the Bankruptcy Court. The filing made the unredacted portions of the report a part of the public record. Under the proposed order, the redacted portions of the report would be deemed sealed and would not be a part of the public record. The sealing of the redacted text was based on a compromise between Copley and Peregrine, without prejudice to our respective positions, and is not based on any judicial predetermination of cause or justification, or lack thereof, for such sealing. Copley or other parties could move to unseal additional portions of the report, subject to a process that is defined in the proposed order. Our appeal to the Third Circuit remains pending. Copley contends that the appeal is now moot and must be dismissed.

        The Latham Report also has been filed in court, under provisional seal, by Mr. Moores in connection with the Federal Securities Action and the Litigation Trustee Action. Mr. Moores filed the Latham Report, under temporary seal, in both actions in connection with motions to dismiss the complaints against him. We have filed motions in both cases to have the Latham Report stricken from the record or, as an alternative, to have the Latham Report, or portions of it, permanently sealed. On February 2, 2005, the District Court in the Federal Securities Action ruled, among other things, that the Latham Report would not be stricken from the record, but that it would remain under seal pending any further applications to unseal it. Similarly, in the Litigation Trustee Action, we have entered into an agreed stipulation and order with Mr. Moores providing that the unredacted Latham Report filed by him in that action under temporary seal would remain under seal pending any further motions to unseal to be brought by Mr. Moores and other parties in interest. No such motion has been brought to date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 2005.

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our old common stock was traded on the Nasdaq National Market under the symbol "PRGN" from the time of our initial public offering in April 1997 until August 30, 2002, when it was removed from listing on NASDAQ. From September 1, 2002 through August 7, 2003, our old common stock was traded in the over-the-counter securities market operated by Pink Sheets LLC. Since August 8, 2003, our new common stock has been traded in the over-the-counter securities market operated by Pink Sheets LLC under the symbol "PRGN." The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table sets forth, for the periods indicated, the high and low closing bid prices from April 1, 2003 until August 7, 2003, as reported on the Pink Sheets for our old common stock and the high and low closing bid prices from August 8, 2003 through March 31, 2005, as reported on the Pink Sheets, for our new common stock.

	HIGH	LOW
FISCAL YEAR ENDED MARCH 31, 2005:
Fourth Quarter	$21.05	$18.50
Third Quarter	20.00	17.25
Second Quarter	19.48	16.25
First Quarter	22.15	15.80
FISCAL YEAR ENDED MARCH 31, 2004:
Fourth Quarter	$26.95	$17.50
Third Quarter	21.00	17.00
Second Quarter (new common stock from 8/8/03 through 9/31/03)	19.05	15.20
Second Quarter (old common stock from 7/1/03 through 8/7/03)	0.705	0.385
First Quarter	0.44	0.22

Our Recapitalization

        Information in the table above subsequent to August 8, 2003 reflects the recapitalization of our capital stock pursuant to our reorganization plan.

        As of May 31, 2005, there were 15,074,426 shares of our new common stock, par value $0.0001, issued and outstanding and no shares of preferred stock issued and outstanding. We are authorized to issue 100,000,000 shares of new common stock, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value. We estimate that on May 31, 2005, there were approximately 1,273 holders of record of our new common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information, as of March 31, 2005, with respect to shares of our new common stock that may be issued under our existing equity compensation plans and any existing individual compensation arrangements under which our equity securities were authorized for issuance to employees or non-employees. Information in the following table is provided as of March 31, 2005 and reflects our recapitalization pursuant to our reorganization plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	1,973,525	$17.96	874,259	(2)
Equity compensation plans not approved by security holders(3)	224,500	$17.04	0
Total	2,198,025	$17.86	874,259

(1)
Consists of options to purchase 1,973,525 shares of new common stock under our 2003 Equity Incentive Plan, which includes options to purchase 60,970 shares of new common stock which were originally issued under our 1994 Stock Option Plan and adjusted in connection with our reorganization plan. In connection with our reorganization plan, our 1994 Stock Option Plan was amended and restated to become our 2003 Equity Incentive Plan. Other than the surviving options to purchase 60,970 shares of new common stock, all options issued under the 1994 Stock Option Plan were canceled.

(2)
In addition to options, our 2003 Equity Incentive Plan allows for the award of cash and stock. Of the shares available under the 2003 Equity Incentive Plan, there is no limit on the number of shares that can be allocated to awards other than option awards. The maximum number of shares that are available for issuance under our 2003 Equity Incentive Plan is automatically increased on January 1 of each year, beginning January 1, 2005 and continuing for 10 years, by a number of shares equal to the lesser of: (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (ii) 267,000 shares, and (iii) a number set by the Board of Directors. From April 1, 2004 through March 31, 2005, we granted options to purchase an additional 676,500 shares of our new common stock, of which 452,000 shares were granted under our 2003 Equity Incentive Plan and 224,500 were granted outside our 2003 Equity Incentive Plan. As of March 31, 2005, options to purchase 874,259 shares of new common stock were remaining and available for issuance under our 2003 Equity Incentive Plan, excluding the outstanding options granted through March 31, 2005 under the plan.

(3)
Represents options to purchase 224,500 shares of new common stock that were granted to eight employees. The material features of these options are comparable to the terms and conditions of options granted under our 2003 Equity Incentive Plan. The exercise prices of the options are $16.00 for five employees and $17.40, $20.20 and $21.50 for each of the remaining three employees, generally representing either the closing price at the time of the grant or the average bid and ask prices on the date of grant. The options vest with respect to 25% of the option shares on the first anniversary of the option grant date and at the rate of 2.0833% per month thereafter. In the event of a change in control, vesting will accelerate for as many as 150,000 of the shares underlying the options. In the event of a change of control followed by the termination of employment of the individuals holding the options within one year after the change of control, vesting will accelerate on as many as an additional 65,000 shares underlying the options.

RECENT SALES OF UNREGISTERED SECURITIES

        On January 4, 18 and 25, 2005 we issued to one employee on each such date, a total of 119, 110 and 102 shares, respectively, of our new common stock for aggregate purchase prices of $2,407, $2,283 and $1,194, respectively, upon the exercise of stock options by these three former employees. All of these shares were issued by us without registration pursuant to the exercise of stock options in reliance on the exemption provided by Section 3(A)(7) of the Securities Act, and comparable provisions of state securities laws, for securities issued in connection with the approval and an order of the U.S. Bankruptcy Court pursuant to our prior bankruptcy proceedings.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Our selected consolidated financial data is presented below as of and for each of the years in the five-year period ended March 31, 2005, and is derived from our audited consolidated financial statements. This historical data should be read in conjunction with the consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" included elsewhere in this report.

        We adopted fresh-start reporting as of July 18, 2003 and our emergence from Chapter 11 resulted in a new reporting entity. The fiscal periods prior to and including July 18, 2003 pertain to what is designated as our "Predecessor Company." While the fiscal periods subsequent to July 18, 2003 pertain to what is designated as our "Successor Company." As a result of the implementation of fresh-start reporting, the financial statements of our Successor Company after the effective date are not comparable to our Predecessor Company's financial statements for prior periods and are separated by a black line to highlight this lack of comparability. The Successor Company period from July 19, 2003 to

March 31, 2004 is referred to as the "257 days ended March 31, 2004." The Predecessor Company period from April 1, 2003 to July 18, 2003 is referred to as the "109 days ended July 18, 2003."

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31
				2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$191,050	$125,884	$48,655	$230,040	$282,331	$213,353
Loss from continuing operations before reorganization and income taxes	(18,531)	(7,983)	(3,788)	(218,155)	(762,792)	(369,167)
Reorganization items, net	(1,567)	(7,188)	378,821	(458)	—	—
(Loss) income from continuing operations before income taxes	(20,098)	(15,171)	375,033	(218,613)	(762,792)	(369,167)
(Loss) income from continuing operations	(25,400)	(17,868)	373,937	(226,705)	(767,062)	(374,780)
Income (loss) from discontinued operations, net of income taxes	—	—	252	257,564	(1,264,331)	(1,469,737)
Net (loss) income	$(25,400)	$(17,868)	$374,189	$30,859	$(2,031,393)	$(1,844,517)
Net (loss) income per share, basic:
(Loss) income per share from continuing operations	$(1.69)	$(1.19)	$1.91	$(1.16)	$(4.29)	$(2.71)
Income (loss) per share from discontinued operations	—	—	—	$1.32	$(7.07)	$(10.62)
Net (loss) income per share	$(1.69)	$(1.19)	$1.91	$0.16	$(11.36)	$(13.32)
Basic shares used in computation	15,055	15,000	195,654	195,248	178,875	138,447
Net (loss) income per share, diluted:
(Loss) income per share from continuing operations	$(1.69)	$(1.19)	$1.82	$(1.16)	$(4.29)	$(2.71)
Income (loss) per share from discontinued operations	—	—	—	$1.32	$(7.07)	$(10.62)
Net (loss) income per share	$(1.69)	$(1.19)	$1.82	$0.16	$(11.36)	$(13.32)
Diluted shares used in computation	15,055	15,000	208,302	195,248	178,875	138,447

	Successor Company		Predecessor Company
	March 31		March 31
	2005	2004	2003		2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$89,090	$110,600	$264,256		$104,416	$266,024
Working capital (deficit)	(19,641)	3,348	(266,670	)(1)	(131,615)	15,566
Total assets	420,316	472,788	351,716		532,948	1,041,266
Long-term obligations, net of current portion	29,007	46,467	—		274,856	270,061
Total stockholders' equity (deficit)	222,835	249,611	(263,999)		(359,774)	368,644

(1)
The working capital deficit as of March 31, 2003 includes $427.7 million of liabilities subject to compromise. The term liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings except for those that were not expected to be impaired under our reorganization plan. These amounts represented our estimate of known and potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. These claims were subject to future adjustments during the bankruptcy proceedings. Adjustments resulted from settlements, such actions of the Bankruptcy Court as reclassification of claims, rejection of executory contracts and unexpired leases, the determination of the value of any collateral securing claims, proofs of claim or other events. Payment terms for these amounts were established in connection with the Chapter 11 proceedings. Liabilities subject to compromise at July 18, 2003 were settled or reclassified to appropriate financial statement captions based on the settlement terms specified in our reorganization plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 49 of this report for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied, by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

        From our initial public offering in 1997 through 2001, we significantly expanded our product lines and business through a series of acquisitions.

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

  •
  Selling non-core assets to fund ongoing operations; and

  •
  Managing the business to conserve cash.

We streamlined our operations by divesting a number of businesses and non-core product lines and significantly reduced our personnel and cost structure. We also implemented a restructuring plan to reduce expenses in line with future revenue expectations. The non-core Supply Chain Enablement (Harbinger and Extricity) and Remedy businesses were sold in June 2002 and November 2002, respectively, and are treated as discontinued operations in the consolidated financial statements. During the fiscal year ended March 31, 2003, we sold other non-core product lines, including products used in fleet management, facility management, telecommunications management, and travel management.

        On September 22, 2002, we filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Our reorganization plan was confirmed by the Bankruptcy Court on July 18, 2003. We emerged from bankruptcy law protection on August 7, 2003. On February 28, 2003, we filed a Current Report on Form 8-K with audited annual financial statements for the three fiscal years ended March 31, 2002, which included restatements for fiscal years 2001 and 2000 and for the first three quarters of fiscal year 2002 (i.e., the period from April 1, 1999 through December 31, 2001). The accounting restatement pertained mainly to revenue recognition, accounting for business combinations, balance sheet presentation of factored accounts receivable and accounting for stock options and the related income tax effects. Generally, these adjustments reduced previously reported overstated revenue and increased understated total liabilities and operating expenses that were not accounted for properly under generally accepted accounting principles (GAAP).

        As a result of our bankruptcy law filing under Chapter 11, we were subject to the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, we were required, among other things, to classify on the consolidated balance sheet liabilities arising prior to the September 22, 2002 petition date that were subject to compromise separately from those that were not, as well as liabilities arising post-petition. The liabilities that were potentially affected by the reorganization plan were reported at the estimated amounts that would be allowed under the reorganization plan, even if they were ultimately settled for lesser amounts. Revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items.

        We applied the fresh-start reporting provisions of SOP 90-7 in the quarter ended September 30, 2003. As a result of the implementation of fresh-start reporting, the financial statements of our Successor Company after July 18, 2003 are not comparable to our Predecessor Company's financial statements for prior periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Revenue Recognition;

  •
  Allowance for Doubtful Accounts;

  •
  Accounting for Income Taxes;

  •
  Legal Contingencies;

  •
  Fresh-Start; and

  •
  Valuation of Long-Lived Assets.

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

        Revenue from maintenance services is recognized ratably over the support period, which is generally one year. Consulting revenue is primarily derived from software product integration services, which we typically perform on a time and material basis under separate service agreements. In our judgment, consulting services are not usually considered essential to the functionality of the software. Training revenue derives from instructor-led and online educational services provided relating to our products. As a result, we recognize license revenue upon delivery of the software, which generally is prior to the delivery of the consulting and training services. Revenue from consulting and training services is recognized as the respective services are performed.

        We also derive revenue from the sale of software licenses and maintenance services through distributors. Revenue from sales made through distributors is recognized when the distributors have sold the software licenses or services to their customers and the criteria for revenue recognition under SOP 97-2 are met. Revenue from maintenance services sold through distributors is recognized ratably over the contractual period with the end user.

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

Accounting for Income Taxes

        Significant judgment is required in determining our worldwide income tax provision. In a global business like ours, there are many transactions and calculations in which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and segregation of foreign and domestic income and expense to avoid double taxation. We have accrued reserves for tax contingencies based upon our estimates of the tax ultimately to be paid. These estimates are updated as new information becomes available. While these estimates are based upon the information available when these statements are issued, no assurance can be given that the final outcome of these matters will not differ from the estimates reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and financial position, results of operations or liquidity in the period for which such determination is made.

        We have recorded a valuation allowance on substantially all of our net deferred tax asset balances as of March 31, 2005 and 2004 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Reductions for deferred tax assets generated prior to the adoption of fresh-start reporting will be recorded as reductions to goodwill.

Legal Contingencies

        We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time in accordance with SFAS No. 5, "Accounting for Contingencies." As additional information becomes available, we will reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See "Legal Proceedings" beginning on page 11 of this report and Note 17 of our notes to consolidated financial statements for a description of our material legal proceedings.

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

        Reorganization value is the fair value of the entity before considering liabilities, and it approximates the amount a willing buyer would pay for the assets of the entity immediately after reorganization. With the assistance of third-party financial advisors, we determined the fair value of the new common stock for the Successor Company to be $270 million, which represents the business enterprise value adjusted for debt financing and other liabilities net of cash. For purposes of applying SOP 90-7, we used a business enterprise value of $277 million, representing our best estimate of the Successor Company's reorganized business enterprise value.

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). We engaged an independent appraiser to assist in determining the fair market value of our identifiable intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, customer contracts and customer lists. The fair value of these identifiable intangible assets was estimated to be $125.1 million and was determined using the Successor Company's estimated future cash flow discounted at the Successor Company's weighted cost of capital of 12.0%. The identifiable intangible assets have estimated useful lives ranging from five to six years.

        Any amount remaining after allocation of the reorganization value of the Successor Company to identified tangible and intangible assets is recorded as goodwill. Goodwill is not amortized, but is subject to periodic evaluation for impairment at least annually.

Valuation of Long-Lived Assets

        We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, exclusive of goodwill, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Goodwill is tested for impairment, at least annually, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include:

  •
  Significant underperformance relative to historical or projected future operating results;

  •
  Significant changes in the manner of use of the assets or the strategy for our overall business;

  •
  Significant decrease in the market value of the assets; and

  •
  Significant negative industry or economic trends.

When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. Based on these estimates, we recognized impairment charges on long-lived assets of our continuing operations of $35.6 million for fiscal 2003.

RESULTS OF OPERATIONS

        As stated above, on July 18, 2003, the Bankruptcy Court confirmed our reorganization plan and it became effective on August 7, 2003. Results of operations presented for periods prior to and including July 18, 2003 pertain to our company prior to its reorganization, our Predecessor Company. The results of operations presented for periods after July 18, 2003 pertain to our company after its reorganization, our Successor Company. Where discussion applies to both the Predecessor Company and the Successor Company, we refer to the Company. As a result of the implementation of fresh-start reporting on July 18, 2003, the Successor Company's results of operations are not comparable to results reported in prior periods for the Predecessor Company, because of differences in the basis of reporting and the capital structure for the Predecessor Company and the Successor Company. See Note 1 of our notes to consolidated financial statements included in this report for additional information about the consummation of the reorganization plan and the implementation of fresh-start reporting.

        As required by Item 303(b) of SEC Regulation S-K, the discussion and analysis of results of operations covers all periods for which financial statements are presented, even those that relate to periods shorter than a full fiscal year. However, for clarity of presentation, where the adoption of fresh-start reporting did not have a material effect, we have only compared the results of operations of our Successor Company for the fiscal year ended March 31, 2005 with the historical operations of the Successor and Predecessor Company on a pro forma combined basis for the fiscal year ended March 31, 2004. Similarly, where the adoption of fresh-start reporting did not have a material effect, we have only compared the results of operations of our Successor Company and Predecessor Company on a pro forma combined basis for the fiscal year ended March 31, 2004 with the historical results of operations of the Predecessor Company for the fiscal year ended March 31, 2003.

        The discussion and analysis of results of operations for the shortened periods are not directly comparable to the full current fiscal year. For example, our Successor Company's license revenue, maintenance revenue, amortization, income taxes, discontinued operations and reorganization items, net were all affected by the adoption of fresh-start reporting. In order to provide an informative comparison of results of operations with our Successor Company's results for the fiscal year ended March 31, 2005, and with our Predecessor Company's results for the fiscal year ended March 31, 2003, our Predecessor Company's results of operations are presented for the 109-day period ended July 18,

2003 beside our Successor Company's results of operations for the 257-day period ended March 31, 2004, as well as on a pro forma combined basis for the combined fiscal year ended March 31, 2004. References to fiscal 2005 refer to operating results for our Successor Company for the fiscal year ended March 31, 2005, references to fiscal 2003 refer to operating results for our Predecessor Company for the fiscal year ended March 31, 2003, and references to fiscal 2004 refer to the pro forma combined results for our Predecessor Company and our Successor Company for the twelve-month period ended March 31, 2004. This information is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined financial information does not reflect the results of operations that either our Predecessor Company or our Successor Company would have achieved for the full 2004 fiscal year. The pro forma combined financial information for the fiscal year ended March 31, 2004 is presented on a merely additive basis and does not give pro forma effect to our Predecessor Company's results as if the consummation of the reorganization plan and the related fresh-start and other adjustments had occurred at the beginning of the period presented.

        The following table sets forth for the periods indicated the selected consolidated statement of operations data as a percentage of total revenue.

	Successor Company	Successor Company		Pro forma Combined Company	Predecessor Company
			Predecessor Company
	Fiscal Year Ended March 31, 2005	257 Days Ended March 31, 2004		Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003
			109 Days Ended July 18, 2003
Revenue:
Licenses	33.8%	39.0%	27.8%	35.9%	38.5%
Maintenance	57.1%	52.7%	60.0%	54.7%	43.4%
Consulting and training	9.1%	8.3%	12.2%	9.4%	18.1%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	0.8%	1.1%	1.4%	1.2%	2.7%
Cost of maintenance	9.8%	9.5%	10.6%	9.8%	11.5%
Cost of consulting and training	9.5%	8.7%	10.9%	9.3%	16.7%
Sales and marketing	35.4%	29.1%	30.0%	29.3%	46.9%
Research and development	15.5%	16.2%	18.3%	16.8%	22.8%
General and administrative	27.4%	26.6%	28.7%	27.2%	37.9%
Amortization of intangible assets	12.2%	12.9%	0.0%	9.3%	0.0%
Restructuring, impairments and other	(0.6)%	0.0%	(2.6)%	(0.7)%	40.1%

Total operating costs and expenses	110.0%	104.1%	97.3%	102.2%	178.6%

Operating (loss) income from continuing operations	(10.0)%	(4.1)%	2.7%	(2.2)%	(78.6)%
Foreign currency transaction losses (gains), net	1.1%	0.5%	(2.1)%	(0.2)%	(0.7)%
Reorganization items, net	(0.8)%	(5.7)%	778.6%	212.9%	(0.2)%
Interest income	0.8%	0.9%	1.3%	1.0%	0.3%
Interest expense	(2.1)%	(3.7)%	(9.7)%	(5.3)%	(15.9)%
Other income	0.5%	0.0%	0.0%	0.0%	0.0%

(Loss) income from continuing operations before income taxes	(10.5)%	(12.1)%	770.8%	206.2%	(95.1)%
Income tax expense on continuing operations	(2.8)%	(2.1)%	(2.2)%	(2.2)%	(3.5)%

(Loss) income from continuing operations	(13.3)%	(14.2)%	768.6%	204.0%	(98.6)%
Income (loss) from discontinued operations, net of income taxes	0.0%	0.0%	0.5%	0.1%	112.0%

Net (loss) income	(13.3)%	(14.2)%	769.1%	204.1%	13.4%

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2005 WITH THE PRO FORMA COMBINED FISCAL YEAR ENDED MARCH 31, 2004

REVENUE

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services.

        The following table summarizes Successor Company revenue for the fiscal year ended March 31, 2005 and pro forma combined revenue for the fiscal year ended March 31, 2004 (dollars in thousands):

			Predecessor Company	Pro Forma Combined
	Successor Company	Successor Company
			109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Change
	Year Ended March 31, 2005	257 Days Ended March 31, 2004
					Amount	Percent
Total Revenue
New	$191,050	$125,884	$43,060	$168,944	$22,106	13%
Pre-fiscal 2003 transactions	—	—	5,595	5,595	(5,595)	(100)%

Total	$191,050	$125,884	$48,655	$174,539	$16,511	9%

        Revenue totaled $191.1 million for the fiscal year ended March 31, 2005, an increase of $16.5 million, or 9%, from the $174.5 million for the pro forma combined fiscal year ended March 31, 2004. License revenue for the fiscal year ended March 31, 2004 includes $5.6 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined fiscal year ended March 31, 2004. Revenue for the fiscal year ended March 31, 2005 increased by $22.1 million, or 13%, from the pro forma combined revenue for the fiscal year ended March 31, 2004, excluding license transactions initiated prior to fiscal 2003. The reasons for the revenue increases or decreases are discussed below.

Licenses

        We generally license our products to end-users under perpetual license agreements for an up-front fee. License revenue for the pro forma combined fiscal year ended March 31, 2004 includes $5.6 million from license transactions originally entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the later period. The delay in recognizing revenue from license transactions originally entered into prior to fiscal 2003 arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. Upon the application of fresh-start reporting as of July 18, 2003, amounts that would have been recognized as revenue in future fiscal quarters by the Successor Company for such arrangements were eliminated because we had no significant future performance obligations under these agreements. Anticipated collections of Predecessor Company extended pay receivables were recorded as other assets in connection with the adoption of fresh-start reporting. At March 31, 2004, other assets included $5.0 million of such receivables, which were collected during the fiscal year ended March 31, 2005.

        The following table summarizes Successor Company license revenue for the fiscal year ended March 31, 2005 and pro forma combined license revenue for the fiscal year ended March 31, 2004 (dollars in thousands):

	Successor Company	Successor Company	Predecessor Company	Pro Forma Combined
					Change
	Fiscal Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004
					Amount	Percent
Licenses
New	$64,647	$49,146	$7,930	$57,076	$7,571	13%
Pre-fiscal 2003 transactions	—	—	5,595	5,595	(5,595)	(100)%

Total	$64,647	$49,146	$13,525	$62,671	$1,976	3%

        License revenue totaled $64.6 million for the fiscal year ended March 31, 2005, an increase of $2.0 million, or 3%, from the $62.7 million for the pro forma combined fiscal year ended March 31, 2004. License revenue for the fiscal year ended March 31, 2005 resulted mostly from license transactions entered into during the period and, as a result of the adoption of fresh-start reporting, did not include any revenue from license transactions initiated prior to fiscal 2003. License revenue for the fiscal year ended March 31, 2005 increased by $7.6 million, or 13%, from the pro forma combined fiscal year ended March 31, 2004, excluding transactions initiated prior to fiscal 2003. The increase primarily reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. License revenue for the pro forma combined fiscal year ended March 31, 2004 included $57.1 million of license fees attributable mostly to new license transactions entered into during the period and $5.6 million attributable to license transactions initiated prior to fiscal 2003 but for which revenue was first recognizable in the pro forma combined fiscal year ended March 31, 2004.

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

        As described earlier, we adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003. Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in accordance with SFAS No. 141. In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of maintenance contracts existing at July 18, 2003. This $6.3 million adjustment has the effect of reducing maintenance revenue over the maintenance contract period for those contracts that existed when we adopted fresh-start reporting. In the fiscal year ended March 31, 2005 maintenance revenue was reduced by $1.4 million. The balance of the adjustment of $0.4 million at March 31, 2005 will be amortized through March 31, 2007.

        The following table summarizes Successor Company maintenance revenue for the fiscal year ended March 31, 2005 and pro forma combined maintenance revenue for the fiscal year ended March 31, 2004 (dollars in thousands):

	Successor Company	Successor Company	Predecessor Company	Pro Forma Combined
Change
	Fiscal Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004
					Amount	Percent
Maintenance	$109,031	$66,340	$29,176	$95,516	$13,515	14%

        Maintenance revenue totaled $109.0 million for the fiscal year ended March 31, 2005, an increase of $13.5 million, or 14%, from the $95.5 million reported for the pro forma combined fiscal year ended March 31, 2004. This increase is net of the $1.4 million reduction discussed above and a $4.4 million reduction resulting from the adoption of fresh-start reporting for the fiscal year ended March 31, 2005 and the pro forma combined fiscal year ended March 31, 2004, respectively. Excluding the reduction in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue increased $10.5 million, or 11%, from the pro forma combined fiscal year ended March 31, 2004. The increase occurred mainly as a result of our efforts to increase the percentage of customers renewing their maintenance contracts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

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

        During the latter half of fiscal 2004, we began to reinvest in expanding our consulting business due to increasing customer demand after our emergence from bankruptcy proceedings. We hired additional business development personnel, new managers and other staff to address this demand.

        The following table summarizes Successor Company consulting and training revenue for the fiscal year ended March 31, 2005 and pro forma combined consulting and training revenue for the fiscal year ended March 31, 2004 (dollars in thousands):

	Successor Company	Successor Company	Predecessor Company	Pro Forma Combined
Change
	Fiscal Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004
					Amount	Percent
Consulting and training	$17,372	$10,398	$5,954	$16,352	$1,020	6%

        Revenue for consulting and training services totaled $17.4 million for the fiscal year ended March 31, 2005, an increase of $1.0 million, or 6%, from the $16.4 million pro forma combined consulting and training revenue for the fiscal year ended March 31, 2004. This increase primarily reflects the reinvestment efforts that began in the latter half of fiscal 2004.

Revenue by Segment

        We organize our business operations according to two reportable operating segments:

  •
  Americas, which includes our U.S. operations as well as our operations in Canada, Mexico and South America; and

  •
  EMEA/AP, which includes our operations in Europe, the Middle East, Africa and the Asia Pacific Region.

        The following table summarizes Successor Company revenue by reportable operating segment for the fiscal year ended March 31, 2005 and pro forma combined revenue by reportable operating segment for the fiscal year ended March 31, 2004 (dollars in thousands):

	Successor Company	Successor Company	Predecessor Company	Pro Forma Combined
					Change
	Fiscal Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004
					Amount	Percent
Revenue
Americas	$103,740	$68,318	$32,043	$100,361	$3,379	3%
EMEA/AP	87,310	57,566	16,612	74,178	13,132	18%

Total	$191,050	$125,884	$48,655	$174,539	$16,511	9%

% of total revenue
Americas	54%	54%	66%	58%
EMEA/AP	46%	46%	34%	42%

	100%	100%	100%	100%

        Revenue for the Americas territory totaled $103.7 million for the fiscal year ended March 31, 2005, an increase of $3.4 million, or 3%, from the pro forma combined revenue for the fiscal year ended March 31, 2004. License revenue for the Americas territory totaled $31.8 million for the fiscal year ended March 31, 2005, a decrease of $1.9 million, from the pro forma combined license revenue for the fiscal year ended March 31, 2004. License revenue for the Americas territory for the fiscal year ended March 31, 2004 includes $5.2 million for license transactions entered into prior to fiscal 2003 but for which all revenue recognition criteria were not satisfied until the pro forma combined fiscal year ended March 31, 2004. License revenue for the Americas territory for the fiscal year ended March 31, 2005 increased by $3.2 million from the pro forma combined license revenue for the fiscal year ended March 31, 2004, excluding transactions initiated prior to fiscal 2003. The increase primarily reflected higher unit sales as a result of demand for new and additional licenses, largely from our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. Maintenance revenue for the Americas territory for the fiscal year ended March 31, 2005 increased $3.7 million from the pro forma combined fiscal year ended March 31, 2004, primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Americas consulting and training revenue for the fiscal year ended March 31, 2005 increased $1.6 million from the pro forma combined fiscal year ended March 31, 2004 and primarily reflects the reinvestment efforts which began in the latter half of fiscal 2004.

        Revenue for the EMEA/AP territory totaled $87.3 million for the fiscal year ended March 31, 2005, an increase of $13.1 million, or 18%, from the pro forma combined revenue for the fiscal year ended March 31, 2004. License revenue in EMEA/AP for the fiscal year ended March 31, 2005 increased $3.9 million from the pro forma combined fiscal year ended March 31, 2004 as a result of higher unit sales of new and additional licenses, largely to our existing customer base, precipitated, in part, by our emergence from bankruptcy proceedings in August 2003 and our subsequent increased sales and marketing efforts. This increase was also caused in part by favorable fluctuations in exchange rates with the U.S. dollar. Revenue also increased as the result of hiring new personnel and improved execution of the sales model. EMEA/AP maintenance revenue in the fiscal year ended March 31, 2005 increased by $9.8 million from the pro forma combined fiscal year ended March 31, 2004 primarily as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. EMEA/AP consulting and training revenue for the fiscal year ended March 31, 2005 decreased $0.6 million from the pro forma combined fiscal year ended March 31, 2004 and primarily reflects the June 2002 change in our consulting services strategy, offset in part by the impact associated with the reinvestment efforts which began in the latter half of fiscal 2004.

COSTS AND EXPENSES

Cost of Licenses

        The cost of licenses primarily consists of third-party software royalties, product packaging, documentation and production, and distribution costs.

        The cost of licenses totaled $1.5 million for the fiscal year ended March 31, 2005, a decrease of $0.6 million, or 30%, from the pro forma combined cost of licenses for the fiscal year ended March 31, 2004. The cost of licenses represented 2% and 3% of license revenue for the fiscal year ended March 31, 2005 and the pro forma combined fiscal year ended March 31, 2004, respectively. This decrease resulted primarily from reductions in software royalties and from ongoing cost reductions implemented in the latter portion of fiscal 2003 through the quarter ended June 30, 2003. We began to outsource most of our product distribution beginning in the three months ended June 30, 2003, and fully implemented the outsourcing prior to the quarter ended June 30, 2004.

Cost of Maintenance

        The cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts.

        The cost of maintenance totaled $18.7 million for the fiscal year ended March 31, 2005, an increase of $1.7 million, or 10%, from the pro forma combined fiscal year ended March 31, 2004. This increase resulted primarily from increases in personnel costs. The cost of maintenance represented 17% and 18% of maintenance revenue for the fiscal year ended March 31, 2005 and the pro forma combined fiscal year ended March 31 2004, respectively.

Cost of Consulting and Training

        The cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. The cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf.

        The cost of consulting and training totaled $18.1 million for the fiscal year ended March 31, 2005, an increase of $1.9 million, or 12%, from the pro forma combined fiscal year ended March 31, 2004. The cost of consulting and training represented 105% and 100% of consulting and training revenue for the fiscal year ended March 31, 2005 and the pro forma combined fiscal year ended March 31, 2004, respectively. The cost increase is the result of our reinvesting in expanding our consulting business during the latter half of fiscal 2004 primarily through the addition of personnel.

Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses.

        Sales and marketing expenses totaled $67.6 million for the fiscal year ended March 31, 2005, an increase of $16.4 million, or 32%, from the pro forma combined fiscal year ended March 31, 2004. The increase reflects higher strategic marketing consulting fees, personnel costs, commission expense and advertising costs. The increase in commission expense resulted primarily from the increase in license revenue, exclusive of transactions initiated prior to fiscal 2003.

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

        R&D expenses totaled $29.6 million for the fiscal year ended March 31, 2005, and were substantially the same as those for the pro forma combined fiscal year ended March 31, 2004.

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

        G&A expenses totaled $52.4 million for the fiscal year ended March 31, 2005, an increase of $4.9 million, or 10%, from like expenses for the pro forma combined fiscal year ended March 31, 2004. The increase primarily reflects an increase in personnel costs offset in part by a decrease in professional fees.

Amortization of Intangible Assets

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by SFAS 141. Identifiable intangible assets identified in connection with fresh-start reporting which are subject to amortization consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. With the adoption of fresh-start reporting, our Successor Company determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004 our Successor Company recorded non-cash charges for amortization of intangible assets of $23.2 million and $16.2 million, respectively.

Restructuring and Other

        Restructuring and other for our Successor Company totaled $1.1 million for the fiscal year ended March 31, 2005 and represents a gain realized upon the sale of a minority investment in another company.

        Restructuring and other for our Predecessor Company totaled $1.2 million for the 109 days ended July 18, 2003 and represents a gain realized upon the sale of certain minority investments in other companies.

Foreign Currency Transaction Gains (Losses), Net

        Foreign currency transaction gains (losses), net consist primarily of exchange rate gains or losses resulting from remeasurement of foreign-denominated short-term intercompany and third-party receivable and payable balances and cash balances of our operating entities into their functional currencies at period-end market rates. Foreign currency transactions resulted in gains of $2.2 million for the fiscal year ended March 31, 2005, with such gains resulting primarily from the impact of the weakening U.S. dollar on our foreign-denominated short-term intercompany receivable and payable balances. Foreign currency transactions resulted in losses of $0.4 million for the pro forma combined fiscal year ended March 31, 2004.

Reorganization Items, Net

        As discussed above, as a result of our bankruptcy-law filing we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company's reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of our wholly-owned Remedy subsidiary, which is recorded among discontinued operations. Our Successor Company has also incurred charges recorded in reorganization items, net, primarily related to bankruptcy-proceeding professional fees.

        Reorganization items, net totaled $1.6 million for the fiscal year ended March 31, 2005, and consist primarily of professional fees directly related to the bankruptcy filing, net of $0.7 million of gains on settlements with creditors. Reorganization items, net totaled $7.2 million for the 257 days ended March 31, 2004 and also consisted primarily of professional fees directly related to the bankruptcy filing.

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

Interest Income

        Interest income totaled $1.5 million for the fiscal year ended March 31, 2005, a decrease of $0.3 million, or 19%, from the pro forma combined fiscal year ended March 31, 2004. This decrease is primarily the result of lower available cash balances invested.

Interest Expense

        Interest expense primarily includes interest expense and amortized costs related to our borrowings. Interest expense totaled $4.0 million for the fiscal year ended March 31, 2005, a decrease of $5.3 million, or 57%, from the pro forma combined fiscal year ended March 31, 2004. Interest expense decreased primarily as a result of lower debt balances, offset in part by higher interest rates on currently outstanding debt.

Other Income

        Other income for the fiscal year ended March 31, 2005 represents a $0.9 million gain resulting from the collection of employee receivables that had previously been written off as uncollectible prior to our bankruptcy filing.

Income Taxes

        Tax expense is derived primarily from taxes on foreign operations for which no U.S. federal benefit can be recorded and interest accrued on our tax contingencies.

        Income tax expense totaled $5.3 million for the fiscal year ended March 31, 2005, and $3.8 million for the pro forma combined fiscal year ended March 31, 2004. This tax expense represented 26.5% of the loss from continuing operations before income taxes for the fiscal year ended March 31, 2005 and 1.1% of income from continuing operations before income taxes for the pro forma combined fiscal year ended March 31, 2004.

Discontinued Operations

        Income from discontinued operations related to Remedy for the 109 days ended July 18, 2003 of $0.3 million pertained to the collection of a trade receivable that had extended payment terms.

COMPARISON OF RESULTS OF OPERATIONS OF THE PRO FORMA COMBINED FISCAL YEAR ENDED MARCH 31, 2004 WITH THE FISCAL YEAR ENDED MARCH 31, 2003

REVENUE

        Revenue comprises license fees, maintenance service fees and fees for consulting and training services. The year ended March 31, 2003 includes revenue for non-core product lines that were sold during such fiscal year. As a result of the disposition of the non-core product lines, the results for the 109-day period ended July 18, 2003 and the 257-day period ended March 31, 2004 do not include any non-core product line revenue.

Predecessor Company

        Revenue totaled $48.7 million for the 109-day period ended July 18, 2003, all of which was related to core products (i.e., our current product line, which excludes product lines divested during fiscal 2003). Revenue for the 109-day period ended July 18, 2003 includes $5.6 million of revenue for license transactions entered into prior to fiscal 2003, but for which all revenue recognition criteria were not satisfied until the period ended July 18, 2003.

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

Licenses

        We generally license our products to end-users under perpetual license agreements. License revenue for our Predecessor Company includes revenue from license transactions entered into prior to fiscal 2003. For these transactions, revenue was recognized in fiscal 2003 or the 109 days ended July 18, 2003, when all the revenue recognition criteria were satisfied. The delay in recognizing this revenue arises from long-term installment payments, which are recognized as installments come due, and amounts related to products for which the expiration of certain product exchange or upgrade rights occurred in the later period. Commencing in fiscal 2003, we changed certain business practices by limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights. The application of fresh-start reporting as of July 18, 2003 eliminated any additional amounts to be recognized as revenue in future fiscal quarters by our Successor Company, because we have no significant future performance obligations under these agreements. In addition, anticipated future collections of Predecessor Company receivables with extended payment terms have been recorded as other assets in connection with the adoption of fresh-start reporting and, as a result, will not be recognized as revenue upon receipt by the Successor Company.

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

        License revenue for the Pro Forma Combined Fiscal Year ended March 31, 2004 and Predecessor Company license revenue for the Fiscal Year ended March 31, 2003 (dollars in thousands):

	Successor Company
		Predecessor Company	Pro Forma Combined	Predecessor Company
	257 Days Ended March 31, 2004				Change
		109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003
					Amount	Percent
Licenses
Core, new	$49,146	$7,930	$57,076	$59,385	$(2,309)	(4)%
Core, pre-fiscal 2003 transactions	—	5,595	5,595	25,837	(20,242)	(78)%

Total core	49,146	13,525	62,671	85,222	(22,551)	(26)%
Non-core	—	—	—	3,345	(3,345)	(100)%

Total	$49,146	$13,525	$62,671	$88,567	$(25,896)	(29)%

        Pro forma license revenue for the combined fiscal year ended March 31, 2004 totaled $62.7 million. For combined fiscal 2004, $57.1 million of the pro forma license revenue was attributable to license transactions entered into during the period and $5.6 million was attributable to license transactions initiated prior to fiscal 2003, but for which all revenue recognition criteria were met in the period. License revenue for our Predecessor Company for fiscal 2003 totaled $88.6 million, including $3.3 million of license fees for non-core product lines that were subsequently divested in fiscal 2003. For fiscal 2003, $59.4 million of the core license revenue was attributable to license transactions entered into during the fiscal year and $25.8 million was attributable to core license transactions initiated prior to fiscal 2003, but for which revenue was first recognizable in fiscal 2003. Pro forma license revenue for core products for combined fiscal 2004, excluding transactions initiated prior to fiscal 2003, decreased by $2.3 million, or 4%, from such license revenue for fiscal 2003. Pro forma license revenue for transactions initiated prior to the reported period, but for which all revenue recognition criteria were met in the combined fiscal 2004, decreased by $20.2 million, or 78%, from the license revenue for transactions initiated prior to the fiscal year, but for which all revenue recognition criteria were met in fiscal 2003. As discussed above, this decrease resulted from the adoption of fresh-start reporting and changes in our business practices limiting the number of long-term installment contracts and contracts containing product exchange or upgrade rights.

Maintenance

        Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of providing enhancements, upgrades and customer support services for our products. Generally, maintenance contracts are entered into for one-year periods and are renewable annually unless cancelled by the customer. The customer generally prepays maintenance contracts and revenue is recognized ratably over the contract period.

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

        Maintenance revenue for the Pro Forma Combined Fiscal Year ended March 31, 2004 and Predecessor Company maintenance revenue for the fiscal year ended March 31, 2003 (dollars in thousands):

	Successor Company
		Predecessor Company	Pro Forma Combined	Predecessor Company
	257 Days Ended March 31, 2004				Change
		109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003
					Amount	Percent
Maintenance
Core	$66,340	$29,176	$95,516	$94,454	$1,062	1%
Non-core	—	—	—	5,347	(5,347)	(100)%

Total	$66,340	$29,176	$95,516	$99,801	$(4,285)	(4)%

        Pro forma maintenance revenue for the combined fiscal year ended March 31, 2004 totaled $95.5 million. Maintenance revenue for our Predecessor Company for fiscal 2003 totaled $99.8 million, including $5.3 million for non-core product lines. Pro forma maintenance revenue for the combined fiscal year ended March 31, 2004 increased by $1.1 million, or 1%, from maintenance revenue for core products for our Predecessor Company for fiscal 2003. Pro forma core maintenance revenue for the combined fiscal year ended March 31, 2004 reflects a $4.4 million reduction resulting from the adoption of fresh-start reporting. The negative impact of fresh-start mostly offset the overall maintenance growth in our core products of $5.5 million, or 6%. The increase occurred partially because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. Maintenance fees are amortized evenly over the contract period, so the pro forma results for the combined fiscal year ended March 31, 2004 also reflects the full impact of our expanded customer base and related increases in new or additional licenses from the beginning of fiscal 2004 to March 31, 2004. In addition, the pro forma combined fiscal year ended March 31, 2004 included maintenance revenue related to prior maintenance periods for which customers did not renew their maintenance contracts until such later period.

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

        The following table summarizes pro forma consulting and training revenue for the combined fiscal year period ended March 31, 2004 and consulting and training revenue for our Predecessor Company for the fiscal year ended March 31, 2003 (dollars in thousands):

	Successor Company
		Predecessor Company	Pro Forma Combined	Predecessor Company
	257 Days Ended March 31, 2004				Change
		109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003
					Amount	Percent
Consulting and training
Core	$10,398	$5,954	$16,352	$36,401	$(20,049)	(55)%
Non-core	—	—	—	5,271	(5,271)	(100)%

Total	$10,398	$5,954	$16,352	$41,672	$(25,320)	(61)%

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

Revenue by Segment

        We organize our business operations according to two reportable operating segments:

  •
  Americas, which includes our U.S. operations as well as our operations in Canada, Mexico and South America; and

  •
  EMEA/AP, which includes our operations in Europe, the Middle East, Africa and the Asia Pacific Region.

        The following table summarizes pro forma combined revenue by reportable operating segment for the fiscal year ended March 31, 2004 and revenue by segment for our Predecessor Company for the fiscal year period ended March 31, 2003 (dollars in thousands):

	Successor Company	Predecessor Company	Pro Forma Combined	Predecessor Company
					Change
	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003
					Amount	Percent
Americas	$68,318	$32,043	$100,361	$146,461	$(46,100)	(31)%
EMEA/AP	57,566	16,612	74,178	83,579	(9,401)	(11)%

Total	$125,884	$48,655	$174,539	$230,040	$(55,501)	(24)%

% of total revenue
Americas	54%	66%	58%	64%
EMEA/AP	46%	34%	42%	36%

	100%	100%	100%	100%

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

        Pro forma revenue for the EMEA/AP territory totaled $74.2 million for the combined fiscal year ended March 31, 2004, a decrease of $9.4 million, or 11%, from the revenue for the EMEA/AP territory for our Predecessor Company for fiscal 2003. The effect of currency exchange rate changes increased EMEA/AP fiscal 2004 revenue by $9.9 million. Pro forma license revenue in EMEA/AP for the combined fiscal year ended March 31, 2004 related to pre-fiscal 2003 transactions decreased $9.2 million. This decrease in recognized revenue related to transactions initiated prior to fiscal 2003 is the result of a change in business practice and the adoption of fresh-start reporting. Of the total revenue decline, $7.7 million reflected the lower consulting and training revenue caused by our change in strategy. Pro forma maintenance revenue increased in the EMEA/AP region for the combined period, offsetting a portion of these revenue decreases. The increase in maintenance revenue occurred because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process. In addition, the pro forma combined fiscal year ended March 31, 2004 included maintenance revenue related to prior maintenance periods but for which customers did not renew their maintenance contracts until the combined fiscal 2004 period.

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

Research and Development

        Research and development (R&D) expenses primarily consist of personnel, facilities and systems costs associated with our R&D and product management efforts. R&D expenses also include the cost of services for consultants or other third parties whom we hire to augment our own R&D personnel. No software development costs were capitalized during the periods presented, as costs incurred between technological feasibility and product releases were minimal. R&D expenses were $29.3 million for the pro forma combined fiscal year ended March 31, 2004, a drop of $23.1 million from fiscal 2003.

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

        G&A expenses for the pro forma combined fiscal year ended March 31, 2004 totaled $47.8 million, down $41.0 million from fiscal 2003. The decrease reflects the benefit of restructuring efforts implemented in fiscal 2003. Of the decrease, $10.5 million was related to stock option compensation charges in fiscal 2003. G&A savings were also realized by reducing professional fees, personnel, closing underutilized facilities, reducing telecommunication costs and the cost of supporting our internal systems. G&A costs for fiscal 2004 includes approximately $16.1 million in professional fees for service providers who assisted with our restructuring, investigation and other activities related to the previously mentioned accounting irregularities, the strategic positioning of our core products, and audit and tax services. G&A costs for fiscal 2003 include approximately $38.7 million in professional fees for service providers who assisted with our restructuring, investigation and other activities related to the previously mentioned accounting irregularities, the strategic positioning of our core products, and audit and tax services. Fees directly related to our bankruptcy-law filing under Chapter 11 are included in Reorganization Items, Net discussed below.

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

Foreign Currency Transaction Gains (Losses), Net

        Foreign currency transaction gains (losses), net consist primarily of exchange rate gains or losses resulting from remeasurement of foreign-denominated short-term intercompany and third-party receivable and payable balances and cash balances of our operating entities into their functional currencies at period-end market rates. Foreign currency transactions resulted in losses of $0.4 million for the pro forma combined fiscal year ended March 31, 2004.

Reorganization Items, Net

        As discussed above, as a result of our bankruptcy-law filing, as of September 22, 2002, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company's reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items, except for the sale of the assets of our Remedy subsidiary, which is recorded among discontinued operations. Our Successor Company may also incur future charges, primarily related to bankruptcy-proceeding professional fees in future periods, which will be recorded as reorganization items.

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

        For the 109 days ended July 18, 2003, the Predecessor Company recorded a net reorganization gain of $378.8 million. Of this gain, $358.5 million resulted from the fair value adjustments to our assets and liabilities with the adoption of fresh-start reporting. We also recognized a $35.4 million gain on our settlement with creditors upon exiting bankruptcy law protection. These gains were partially offset by our costs directly related to the implementation of our reorganization plan.

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

Income Taxes

        Income tax expense totaled $3.8 million for the pro forma combined fiscal year ended March 31, 2004, down from the $8.1 million recorded for the fiscal year ended March 31, 2003. Our tax expense represented 1.1% of income from continuing operations before income taxes for the pro forma combined fiscal year ended March 31, 2004. For fiscal 2003 tax expense represented 3.7% of loss from continuing operations before income taxes. Income tax expense for fiscal 2004 and 2003 mainly reflected taxes on operations in certain foreign jurisdictions. Tax expense was higher in fiscal 2003 due to accruing for tax contingencies in that fiscal year resulting from certain tax exposures.

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

LIQUIDITY AND CAPITAL RESOURCES

        We primarily generate cash from software licensing, maintenance renewals and the provision of consulting and training services. Our primary uses of cash are for general working capital purposes and debt service. We also use cash to purchase capital assets to support our business. In fiscal 2005 and fiscal 2004, our principal liquidity requirements were for operating expenses, working capital and debt and bankruptcy related payments. We have funded these liquidity requirements from cash on hand that was primarily generated from the disposal of our non-core product lines and our SCE and Remedy businesses in 2002.

        The following table summarizes the Successor Company cash and cash equivalents, restricted cash and working capital (deficit) as of March 31, 2005 and 2004 (dollars in thousands):

	March 31, 2005	March 31, 2004
Cash and cash equivalents	$84,765	$105,946
Cash—restricted	4,325	4,654
Working capital (deficit)	(19,641)	3,348

        Cash equivalents primarily consist of overnight money market accounts, time deposits, commercial paper and government agency notes. The restricted cash relates primarily to security for certain real property leases and certain other obligations. Working capital (deficit) consists primarily of cash and cash equivalents, accounts receivable, deferred taxes, and other current assets net of accounts payable, accrued expenses, and current portions of deferred revenue and notes payable.

        For the fiscal year ended March 31, 2005, the 257 days ended March 31, 2004 and the 109 days ended July 18, 2003 our cash flows were as follows (dollars in thousands):

	Successor Company		Predecessor Company 109 Days Ended July 18, 2003
	Fiscal Year Ended March 31, 2005	257 Days Ended March 31, 2004
Cash (used in) provided by:
Operating activities	$(1,938)	$4,935	$(51,657)
Investing activities	1,247	6,571	32,578
Financing activities	(22,030)	(14,451)	(110,792)
Effect of exchange rate fluctuations on cash	1,540	826	1,057
Net cash flows from discontinued operations	—	—	2,565

Net decrease in cash and cash equivalents	$(21,181)	$(2,119)	$(126,249)

        We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade payment obligations for at least

12 months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting our operations, including factors beyond our control. Please review the information set forth under the caption "Risk Factors," beginning on page 49 of this report. We currently have no lines of credit or similar facilities with any financial institutions. There can be no assurance that additional financing will be available in the future or that, if available, we will be able to obtain it on terms favorable to us.

Operating Activities

        For the fiscal year ended March 31, 2005 the Successor Company used $1.9 million of cash in operating activities. Our Successor Company reported a net loss of $25.4 million, which was offset by cash inflows from changes in working capital of $4.3 million and non-cash charges of $27.6 million for amortization and depreciation. Working capital inflows were primarily impacted by decreases in accounts receivable and other assets of $4.9 million and $4.3 million, respectively, and increases in accrued expenses of $2.3 million. These inflows were offset, in part, by decreases in accounts payable and deferred revenue of $2.5 million and $4.7 million, respectively. Of the amortization charge, $23.2 million was related to the new identifiable intangibles established with the adoption of fresh-start reporting treatment as of July 18, 2003.

        For the 257-day period ended March 31, 2004, the Successor Company generated $4.9 million in cash from operating activities. Our Successor Company reported a net loss of $17.9 million, including non-cash charges of $20.8 million for amortization and depreciation. Of the amortization charge, $16.2 million was related to identifiable intangibles established with the adoption of fresh-start reporting as of July 18, 2003. Changes in working capital also contributed to the increase in cash from operating activities including the collection of $7.5 million of long-term installment sales of the Predecessor Company subsequently paid to several financial institutions under accounts receivable financing facilities.

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

Investing Activities

        For the fiscal year ended March 31, 2005 the Successor Company generated $1.2 million of net cash from investing activities, which primarily reflects $4.2 million of cash from the sale of investments and $0.9 million from the collection of employee receivables that had previously been written off as uncollectible prior to our bankruptcy filing, net of $4.6 million used for capital expenditures, mostly for computers and data processing equipment and leasehold improvements.

        For the 257 days ended March 31, 2004 the Successor Company generated $6.6 million of net cash from investing activities, which primarily reflects the collection of $10.0 million released from escrow as part of the Remedy sale, net of $2.6 million in capital expenditures and the commitment of an additional $1.9 million to restricted cash, related mostly to new real estate leases.

        For the 109 days ended July 18, 2003 the Predecessor Company provided $32.6 million of net cash from investing activities. Cash from investing activities increased $27.2 million because that amount of restricted cash became available for general use in accordance with our reorganization plan and also increased $5.4 million from the sale of investments.

Financing Activities

        For the fiscal year ended March 31, 2005 the Successor Company used $22.0 million of net cash in financing activities. This primarily reflects repayment of $17.6 million of principal on long-term debt as well as $4.7 million of principal on factor loans.

        For the 257 days ended March 31, 2004 the Successor Company repaid $7.1 million of its factor loan obligations and $7.4 million in other long-term debt.

        For the 109 days ended July 18, 2003, under the terms of the reorganization plan, our Predecessor Company paid down $24.3 million on factor loans and paid $86.5 million, in addition to other consideration, to the holders of its convertible subordinated notes.

Contractual Commitments

Operating Lease Obligations

        We lease certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require us to pay all executory costs, such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. At March 31, 2005, future minimum lease payments under non-cancelable operating leases, excluding leases subsequently rejected under our plan of reorganization, were as follows (in thousands):

Year Ended March 31
2006	$6,483
2007	6,110
2008	5,997
2009	6,028
2010	5,268
Thereafter	18,479

Total minimum lease payments	$48,365

Non-trade Obligations and Commitments

        As of March 31, 2005 our principal future non-trade obligations and commitments include the following (in thousands):

			Fiscal Year Projections
	Balance at March 31, 2005
			2006	2007	2008
Senior notes(1)	$36,750		$14,700	$14,700	$7,350
Bankruptcy claims(2)	7,346		2,449	2,449	2,448
Motive payments(3)	3,750		1,250	1,250	1,250

Total	$47,846		$18,399	$18,399	$11,048
Less: Amounts representing imputed interest	(1,028)	(4)

Total present value at March 31, 2005	$46,818

(1)
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

(2)
Bankruptcy claims consist of amounts agreed to as part of the reorganization plan in order to settle certain claims. The claims are unsecured obligations and bear interest ranging from zero to the federal judgment rate. The payments are due annually every August through 2007.

(3)
The Motive payments consist of payment obligations to Motive Communications, Inc. in connection with the settlement of a lawsuit. In September 2002, Motive filed an action against Peregrine, Remedy and certain of our former officers claiming, among other things, that it was fraudulently induced into licensing software to us. In January 2003, we entered into a settlement agreement that provided for a mutual release of claims in exchange for, among other things, the payments set forth above.

(4)
This amount relates to the bankruptcy claims and Motive payments. See Note 7 of notes to consolidated financial statements.

Bankruptcy Claims

        We began paying claims on the effective date of the reorganization plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through May 31, 2005, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $383.1 million (including approximately $133.0 million of duplicate, erroneous and otherwise invalid claims). To resolve these claims we have paid or agreed to pay over time approximately $45.0 million in cash. As of May 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.5 million remaining to be resolved. For more information on the status of claims litigation, see "Legal Proceedings—Bankruptcy Reorganization; Claims Litigation; Class 7/9 Reserve Shares," beginning on page 13 of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), requiring that the compensation cost relating to share-based payment transactions be measured and recognized in the financial statements using the fair value of the awards. This statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25's, "Accounting for Stock Issued to Employees" intrinsic value method of accounting that was provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005 the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS 123R to the first interim or annual reporting period of a registrant's first fiscal year beginning after June 15, 2005. As a result, we are required to adopt SFAS 123R on April 1, 2006. We are currently assessing the impact of SFAS 123R on our compensation strategies and financial statements and determining which transition alternative we will elect. We believe the adoption of SFAS 123R may have a material effect on our operating results if current compensation strategies are continued.

RISK FACTORS

        The following factors currently affect or may affect our business, financial condition or future operating results. Readers should carefully consider these factors before making an investment decision with respect to our common stock

Risks Related to Investing in Our Common Stock

We have preliminarily identified material weaknesses in our internal control over financial reporting.

        Management is in the process of completing its assessment of the effectiveness of our internal control over financial reporting for the fiscal year ended March 31, 2005 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although management has not completed its assessment, management has identified the following control deficiencies that represent material weaknesses at March 31, 2005:

  •
  Ineffective controls over period-end financial reporting processes;

  •
  Ineffective controls over purchasing and liability recognition;

  •
  Ineffective controls over access to financial applications and data;

  •
  Ineffective controls over recording our income tax provisions;

  •
  Ineffective control over spreadsheets.

        As we complete our assessment of our internal control over financial reporting we may identify additional control deficiencies and we may determine that those deficiencies, either alone or in combination with others (including other control deficiencies that we have identified as of the date of filing of this Annual Report on Form 10-K, but which do not by themselves or when aggregated with other identified control deficiencies currently constitute a material weakness), constitute one or more additional material weaknesses. When we complete our assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm completes its audit of our assessment, we expect it to issue an adverse opinion on the effectiveness of our internal control over financial reporting. The control deficiencies increase the risk that transactions will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and they increase the risk of error. For more information about deficiencies in our internal control over financial reporting, and about the status of these control deficiencies as of the date of filing of this report, readers should carefully review the information set forth under the caption "Controls and Procedures" beginning on page 66 of this report.

        We have taken steps to ensure that the consolidated financial statements contained in this report are accurate in all material respects, and we have taken specified remedial actions to ensure that future consolidated financial statements will be accurate in all material respects. However, our internal control over financial reporting remains ineffective. See "Controls and Procedures." Our management cannot guarantee that controls and procedures put into place have prevented or will prevent all error and fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For more information regarding the process put into place to determine the accuracy of the consolidated financial statements included in this report, readers should carefully review the information set forth under the caption "Controls and Procedures—Changes in Internal Control Over Financial Reporting," in Item 9A beginning on page 69 of this report.

Management has not completed its assessment of our internal control over financial reporting and we have not filed the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act, which, when filed, could have an adverse effect on the trading price of our common stock and our business.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include "Management's Report on Internal Control over Financial Reporting" in this Annual Report on Form 10-K which must include, among other things, an assessment of the effectiveness, as of the end of the fiscal year, of the Company's internal control over financial reporting. We have not completed our assessment of the effectiveness of our internal control over financial reporting for the fiscal year ended March 31, 2005 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Failure to comply fully with Section 404 might subject the Company to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect the Company's financial results and the market price of the Company's common stock.

        Once we have completed our assessment of our internal control over financial reporting and our independent registered public accounting firm has completed its review of our assessment, we intend to file an amendment to this Annual Report on Form 10-K that will include the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although management has not completed its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, management has identified certain control deficiencies which represent material weaknesses at March 31, 2005. Therefore, upon completion of our assessment, we will have to conclude in the "Management Report on Internal Control over Financial Reporting" in our amended Annual Report on Form 10-K that our internal control over financial reporting is not effective. In view of the fact that the financial information presented in this Annual Report on Form 10-K was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements. As a result of this, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows. Our inability to remedy our material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our SEC quarterly and annual reporting requirements in a timely manner. This could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains the risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position and results of operation and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements.

Our continuing internal control material weaknesses may have a continuing adverse effect on our operations.

        Customers that purchase software products are making a significant long-term investment in technology. Because of the long-term nature of such an investment, customers are often concerned about the stability of their suppliers. Our previous financial and accounting problems, any future problems regarding our ability to file our SEC reports on a timely basis, and the material weaknesses in our internal control over financial reporting as described in this Annual Report on Form 10-K could adversely affect our results of operations and financial condition. Any loss in sales could also have a material adverse effect on our operating results. Additionally, concerns such as these may impair our ability to negotiate favorable terms from suppliers, landlords and others. The failure to obtain such favorable terms could adversely affect our financial performance.

Our fiscal 2004 financial statements and our financial statements for earlier periods are not comparable to our financial statements for fiscal 2005 and later periods.

        In connection with our emergence from bankruptcy proceedings, we adopted fresh-start reporting for our consolidated financial statements during fiscal 2004, for periods beginning July 18, 2003, in accordance with generally accepted accounting principles. Under fresh-start reporting, a new reporting entity is deemed to be created, and the recorded amounts of tangible and intangible assets and liabilities are adjusted to reflect their fair value. This reporting method also calls for a re-establishment of total assets at the reorganization value and the recording of any portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets as goodwill. As a result, our reported historical consolidated financial statements for periods prior to July 18, 2003, which are contained in this report, generally are not comparable to those reported under fresh-start reporting.

We may not be able to file our future SEC reports on a timely basis.

        The significant deficiencies and material weaknesses in our internal control over financial reporting cause us to expend extra time, money and effort to ensure our financial reports are accurate. In particular, until we remediate the material weaknesses in our internal control over financial reporting, we expect we will have to review all significant account balances and transactions reflected in the financial statements for each quarterly and annual period, and otherwise analyze the transactions underlying our financial statements to verify the accuracy of our financial statements. The significant deficiencies and material weaknesses in our internal control over financial reporting may result in our inability to consistently maintain timely filings of our SEC reports, which could have a material adverse impact on our business, our customers, results of operations and financial condition.

Failure or circumvention of our controls and procedures could seriously harm our business.

        We have made significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. In addition, the effectiveness of our remediation efforts and of our internal control over financial reporting is subject to limitations, including the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, our remediation efforts to improve our internal control over financial reporting may not prevent all improper acts or ensure that all material information will be made known to management in a timely fashion. Also, because substantial additional costs may be necessary to implement these remedial measures, our limited resources may cause a further delay in remediating all of our material weaknesses. The failure or circumvention of our controls, policies and procedures or of our remediation efforts could have a material adverse effect on our business, results of operations and financial condition.

Certain historic Peregrine periodic reports filed with the Securities and Exchange Commission prior to our bankruptcy reorganization are inaccurate and cannot be relied upon.

        Although we restated our financial results in February 2003 for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 (that is, the period from April 1999 through December 2001), we have not amended the prior periodic reports we have on file with the SEC for those periods. As a result, the financial and other information included in these reports is inaccurate and unreliable. In addition, the information contained in periodic reports for fiscal 1999 and periods prior to that may also be inaccurate and unreliable.

The Securities and Exchange Commission investigation into accounting irregularities that occurred prior to our bankruptcy reorganization remains open. We entered into a settlement with the SEC to resolve a civil action they filed against us, but we are not in full compliance with the settlement agreement because we have failed to meet our periodic reporting obligations on a timely basis.

        In June 2003, the SEC filed a civil action against Peregrine alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder related to the accounting irregularities that occurred prior to our bankruptcy reorganization. In the same month, we entered into a settlement with the SEC, which was approved by the United States District Court for the Southern District of California and which resolved all the matters raised in the civil action, except the request for a civil penalty and disgorgement. The SEC separately withdrew the request for monetary damages and disgorgement in July 2003. As part of our settlement with the SEC, we were enjoined from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 as well as Exchange Act Rules 10b-5, 12b-20, 13a-1 and 13a-13. We have not filed our periodic reports on time with the SEC since the date of the consent decree. Thus we have been in violation of these provisions of the securities laws and have not complied with our settlement agreement with the SEC. We can give no assurances that our future periodic reports will be filed on a timely basis.

        The SEC investigation remains open and we continue to receive document and other information requests from the SEC, the DOJ and the Federal Bureau of Investigation. We are cooperating fully with these agencies and continue to provide them with relevant information they request. While we remain in discussions with the SEC and to our knowledge the SEC is not considering a further enforcement action against us, we can offer no assurance that a further enforcement action will not be brought. We may be required to devote a substantial amount of time to the continuing investigation and responding to any enforcement action would be expensive and time-consuming for management. If an enforcement action is brought, we could face financial penalties, personnel retention problems and customer defections as a result. It also could damage our reputation and our ability to generate sales.

        Other civil litigation matters pertaining to us, but to which we are not a party, are pending in the California Superior Court in San Diego and the Federal District Court in San Diego. See "Legal Proceedings," beginning on page 11. We are responding to subpoena requests in connection with these matters and some of our current employees may be called upon to give depositions or other testimony in these proceedings. These obligations may require a substantial amount of time and attention by certain of our management and other employees.

The Department of Justice investigation into accounting irregularities that occurred prior to our bankruptcy reorganization remains open. We may be required to devote a substantial amount of time to the ongoing investigation and criminal charges could be brought against us.

        In early 2002, the DOJ opened an investigation into the accounting irregularities that occurred prior to our bankruptcy reorganization. As a result of the DOJ investigation, a number of our former employees, including our former chief financial officer, treasurer, assistant treasurer and two sales executives have pleaded guilty to various felony charges and are awaiting sentencing. A number of other former employees, including our former chief executive officer and chairman, chief operating officer, two executive vice presidents of worldwide sales, vice president of finance and chief accounting officer, and other sales and finance personnel, have been charged with various felonies in connection with these accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was our lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of our apparent financial condition, misleading investors, hindering the government's investigation or conspiracy. In most of these cases, the SEC filed a civil action against these same individuals alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder.

        The DOJ investigation remains open and we continue to receive document and other information requests from the DOJ, the SEC and the Federal Bureau of Investigation. We are cooperating fully with these agencies and continue to provide them with relevant information they request. To our knowledge neither Peregrine nor any current employee is a target of the DOJ criminal investigation, but there can be no assurance that criminal charges will not be brought in the future. We may be required to devote a substantial amount of time to the continuing investigations. If criminal charges were brought against us, we could face personnel retention problems and customer defections as a result. It also could damage our reputation and our ability to generate sales.

Our new common stock is not listed on any exchange or quoted on the Nasdaq National Market System.

        Under the provisions of our reorganization plan, shares of our old common stock were cancelled at the close of business on August 7, 2003. Our new common stock is not listed for trading on any exchange or quoted on the Nasdaq National Market System, although trading in the new common stock is reported on the Pink Sheets under the symbol PRGN. Our new common stock is thinly traded compared to larger, more widely known companies in our industry. Our new common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our new common stock without regard to our operating performance. We cannot assure you that investors will be able to liquidate their investment in our Company without considerable delay, if at all. Also, we cannot assure you that our new common stock will be listed on a national securities exchange or quoted on the Nasdaq National Market System at any time in the future. Even if a robust market for such stock were to develop, we could not assure you that it would continue to exist. Furthermore, even if a robust trading market were to develop and persist, the prices at which such securities might trade would depend upon a number of factors, including industry conditions, the performance of, and investor expectations for, our Successor Company and market factors, such as the number of holders who might wish to dispose of their securities to raise funds or recognize losses for tax or other purposes.

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

  •
  Delays in filing our periodic reports with the SEC on a timely basis.

  •
  The inability to remedy all of our material weaknesses in a timely manner or material delays in the remediation of these material weaknesses;

  •
  Announcements of technological innovations by us or our competitors;

  •
  New products or services offered by us or our competitors;

  •
  Conditions or trends in the software industry generally, or specifically in the market for information technology asset and service management software;

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

        We emerged from bankruptcy proceedings in August 2003 with a new business plan, new management, a reduced staff and fewer software products in our portfolio. As a result of our constrained liquidity since late 2001 and our bankruptcy proceedings, prior to fiscal 2005 we did not invest in our products and infrastructure to the same degree that we otherwise would have. During fiscal 2005 we incurred substantial expenditures in connection with our efforts to become current in our periodic filings with the SEC, to remedy the deficiencies in our internal control over financial reporting, to recruit additional personnel for our finance group, and to further market, develop and expand our product offerings. During fiscal 2006, we anticipate that we will continue to incur substantial expenditures in these areas. Continuing government investigations into individuals formerly or currently associated with Peregrine and the ongoing Department of Justice investigation of Peregrine could damage our reputation with customers and prospects and harm our ability to generate new business. Our ability to implement our business plan and to operate profitably under these conditions is unproven.

Executing our post-bankruptcy business strategy involves substantial risks, and we may not be able to achieve our goals.

        We face substantial risks in implementing our business strategy, including:

  •
  Our ability to maintain license and maintenance revenue;

  •
  Our ability to improve cross-selling opportunities;

  •
  Our ability to offset the negative effect that our previous accounting issues and any problems regarding our ability to file our prior and future SEC reports on a timely basis have exerted and may continue to exert on our business, including the impact on our customer base;

  •
  Difficulties arising from an economic climate that has dampened demand for our products and services; and

  •
  Potential difficulties in retaining quality management to execute our business strategy.

        One or more of these factors, individually or combined, could damage our ability to operate our business. There can be no assurance that the anticipated results of our plan of reorganization will be realized or that our plan of reorganization will have the expected effects on our business or operations.

Our outstanding indebtedness could adversely affect our operating results and financial condition, and we might incur substantially more debt in the future.

        As of March 31, 2005 we had approximately $46.8 million of non-trade indebtedness outstanding. Our annual debt service costs relating to our 6.5% Senior Notes due 2007, which require semi-annual payments in February and August of each year until paid in August 2007, total $16.8 million, $15.9 million and $7.6 million in fiscal 2006, fiscal 2007 and fiscal 2008, respectively. Our total debt service costs for all our notes payable, other than the 6.5% Senior Notes, are $3.7 million per year. Our non-trade indebtedness could adversely affect our operating results and financial condition by:

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

A delay in our ability to make investments in our business will adversely affect our business.

        We made significant expenditures during fiscal 2005 to maintain and improve our business operations and to retain our competitive position and plan additional significant expenditures in fiscal 2006. If we are delayed in making some or all of the planned expenditures because of cash or other constraints, our business will be adversely affected.

We may not generate sufficient cash flow or secure sufficient financing to fund debt obligations, ongoing operations or capital expenditures.

        We will be required to generate cash sufficient to pay all amounts due on our outstanding indebtedness, conduct our business operations and fund capital expenditures. Prior to entering bankruptcy proceedings, we funded our operations through the sale of our products and services, the sale of equity securities, the issuance of debt securities, the factoring of accounts receivable and asset dispositions. Since emerging from bankruptcy proceedings, we have funded our operations with operating cash flow and cash on hand from previous asset dispositions. We have limited access to the debt and equity markets at this time because of our deficiencies in internal control over financial reporting and the pending governmental investigations. For the fiscal year ended March 31, 2005 we had a net loss of $25.4 million and a working capital deficiency of $21.0 million. Substantial increases in our net losses and our expenses in fiscal 2006 could have a material adverse impact on our available cash and on our business, operations and financial condition. If we are unable to generate sufficient cash flow from operations during fiscal 2006 and in the future or secure sufficient financing, we may not be able to pay our debt, maintain our business, rebuild our infrastructure, respond to competitive challenges or fund our other liquidity and capital needs. If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing.

Our business depends on alliance partners and could suffer materially if our partners, particularly IBM, fail to generate sufficient sales of our products.

        A significant portion of our license revenue is sourced, developed and closed with our alliance partners, including global and regional solution providers, systems integration firms and third party distributors. If the number or size of these transactions were to decrease for any reason, our operating results would be adversely affected. Any degradation in our alliance partner relationships could hurt our operating results. Our IBM relationship accounted for approximately 16% and 18% of our license revenue in fiscal 2005 and the 257 day period ended March 31, 2004, respectively, which consists of payments received from IBM as a Peregrine reseller. A decline in revenues attributable to our IBM relationship would have a material adverse impact on our business, operations and financial condition.

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

Our management endured substantial and recurring turnover.

        We experienced significant turnover in senior management and other strategic personnel. We have had four chief executive officers and four chief financial officers since January 2002. Many members of our financial management team joined Peregrine in the 2005 fiscal year. Our future performance depends, in part, on the ability of our new management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

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

We may be required to defer recognition of license revenue for a significant period of time after entering into certain licensing agreements, which could negatively impact our results from operations.

        We may have to delay recognizing revenue for a significant period of time for different types of transactions, including:

  •
  Transactions that include both currently deliverable software products and other currently undeliverable elements;

  •
  Transactions in which the customer requires services that include significant modifications, customizations, testing or complex interfaces that could delay product delivery or acceptance;

  •
  Transactions that involve non-standard acceptance criteria or identified product related performance issues; and

  •
  Transactions that include contingency based payment terms or fees.

        These factors and other specific accounting requirements for software recognition require that we have terms in our license agreements and follow revenue recognition procedures we have developed to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide services with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. During fiscal 2003, 2004 and 2005 we had to defer recognition of revenue for a material number of sales transactions because of revenue recognition issues.

If accounting interpretations relating to revenue recognition change, our reported revenue could decline or we could be forced to make changes in our business practices.

        Revenue recognition for the software industry is governed by several accounting standards and interpretations. These pronouncements include, SOP 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition," and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. While we have had revenue recognition issues in the past, and revenue recognition constitutes one of the issues in our June, 2003 settlement with the SEC, our consolidated financial statements during the fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 have been properly restated in accordance with the SEC's June 2003 civil action. We believe since that time our revenue has been recognized in compliance with these standards and with our June, 2003 settlement with the SEC.

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

        The majority of our software license revenue in fiscal 2005 and in fiscal 2004 came from the sale of our two flagship products, our Asset Center and Service Center products. In addition to these two flagship products, we currently offer four additional software product lines to complement them, which are Discovery and Automation, Business Intelligence, Employee Self-Service and Integration. While we

intend to enhance our existing products and software business solutions by offering new modules that may be separately chargeable and we may diversify our product offerings, there can be no assurance we will be successful in this regard. We expect that our Asset Center and Service Center applications, along with the maintenance and training services provided in connection with these two products, will continue to account for a majority of our future revenue. Factors adversely affecting the cost and pricing of, or demand for, our Asset and Service Center products, such as competition or technological change, could have a material adverse effect on our business, financial conditions or results of operations.

When we account for employee stock option plans using the fair value method in fiscal 2007, it could lower our earnings and we could be forced to change our employee compensation practices.

        Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are required to begin expensing our stock based compensation plans using a fair value method on April 1, 2006, which could result in material accounting charges. For example, in fiscal 2005, if we accounted for stock based compensation plans using a fair value method prescribed under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," the method would have an adverse impact on our earnings. The Financial Accounting Standards Board has issued regulations that require us to deduct the value of options from earnings beginning April 1, 2006, which would require us at that time to measure all employee stock base compensation awards using a fair value method and record such expense in our consolidated financial statements, unless the effective date is postponed or the regulation is changed. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

Our quarterly and annual revenue could be affected by new products that we announce or that our competitors announce.

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

        Despite testing before the release of products, software products frequently contain errors, security flaws and defects, especially when first introduced or when new versions are released, and they could be infected by viruses. Software errors in our products could affect the ability of our products to work with other hardware or software products. Security flaws in our products could expose us to claims as well as harm our reputation, which could adversely impact our future sales. The detection and correction of any security flaw can be time consuming and costly. Errors can be detected at any point in a product's life cycle. Past errors have delayed our product shipments until the software problems have been corrected and have increased our costs. Some of our products are intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers may have a greater sensitivity to product defects than the market for software products generally. If we were required to expend significant amounts to correct software bugs or errors, our revenue could be adversely affected as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenue.

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

        Our software relies on technologies licensed from third parties. These technologies may not continue to be available to us on terms that are acceptable and that allow our products to remain competitively priced. If we lose any of these licenses, there is no guarantee that we will be able to obtain comparable licenses from alternative third parties. The loss of any of these licenses or the ability to maintain any of them on commercially acceptable terms could delay development and distribution of our products. Any such delay could harm our business.

Our prior cost reduction initiatives may adversely affect our future operations and our ability to hire new personnel.

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

We may face exposure to significant additional tax liabilities.

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

        We face exposure to additional non-income tax liabilities. These include payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the United States and in various foreign jurisdictions.

If we do not successfully address the risks inherent in the conduct of our international operations, our revenues and other financial results could decline.

        We derived 46%, 42% and 36% of our revenues from international sales in our EMEA/AP territory in fiscal 2005, 2004 and 2003, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. Conducting business outside the United States poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates. We may also expand our international operations and enter additional international markets in the future. This expansion could adversely affect our operating margins and earnings. We may not be able to maintain or increase international business demand for our products and services. Moreover, exchange rate risks could have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, which would make our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to change our prices to reflect fluctuations in the exchange rate.

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

        We have historically sold our products on a perpetual license basis in exchange for an up-front license fee. Customers are increasingly attempting to reduce their up-front capital expenditures by purchasing software under other licensing models. One such model is the subscription model, in which the up-front license fee is replaced by smaller monthly fees. If we are not successful in adapting to customer demands or industry trends pertaining to licensing models, or if customers otherwise do not believe the models we offer are attractive, our business could be impaired.

Our operating results may be adversely affected if existing customers do not continue to purchase from us.

        A significant portion of our revenue reflects incremental sales to existing customers. Because of the continuing decline in corporate technology spending over the past several years, our customers may decline to purchase additional licenses or additional modules for software products they previously licensed from us. If our existing customers do not continue to purchase from us or if their purchases decline significantly, or we lose a significant number of our existing customers, our revenue and financial condition may be materially and adversely affected.

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

        Like many software companies, demand for our products tends to be strongest in the quarters ending December 31 and March 31 and weakest in the quarter ending June 30. We believe that we benefit in our third fiscal quarter, ending December 31, relative to our quarters ending June 30 and September 30, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Seasonal patterns may change over time. We already experience variability in demand associated with seasonal buying patterns in foreign markets. As an example, we believe the weakness in our quarter ending September 30 in part reflects the European summer holiday season.

Any failure to compete effectively against other companies will have a material adverse effect on our business and operating results.

        The market for our products is highly competitive. Our competitors vary in size and in the scope and breadth of the products and services offered. These competitors include large, mid-tier and small vendors. Our closest competitors are Fortune 500 technology vendors that have greater financial resources than we do and offer a wide range of products and services, including offerings that compete with our asset and service management software, as well as a number of smaller niche vendors. Our competitors include: Altiris; Computer Associates; Hewlett-Packard; MRO Software; Remedy, a BMC Software Company and former Peregrine subsidiary; PS'SOFT; and USU Software AG. If we cannot compete effectively by offering products that are comparable in functionality, ease of use and price to those of our competitors and their breadth of offerings, our revenue will decrease, as will our operating results. A segment of our customer base is not using current versions of our products and, therefore, may be more likely to consider switching to competitors' products. In addition, potential customers may have concerns about purchasing from us because of our size relative to larger competitors and our accounting irregularities and bankruptcy proceedings.

        Many current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. They may be able to devote greater resources than we can to the development, promotion and sale of their products, and they may be able to respond more quickly to new or emerging technologies and changes in customer needs. These large competitors may have better access to potential customers and may be able to price their products more competitively because of their size and the breadth of their product offerings. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. In particular, it is possible that large software companies will acquire or establish alliances with our smaller competitors, thereby increasing the resources available to those competitors. Additionally, acquisitions in our industry could result in a consolidation in the enterprise software business. Such a consolidation would likely result in fewer but even larger companies operating in the enterprise software business able to offer more products at more competitive pricing with an increased level of superior services, which could have a material adverse impact on our ability to compete in our market space. For us, this could mean lost customers, decreased revenue and increased downward pricing pressure. These new competitors could rapidly gain market share at our expense.

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

        At March 31, 2005, the non-current portion of our notes payable totaled $29.0 million with fixed notional or imputed interest rates ranging from 6.5% to 8.0%. We do not believe we have significant market risk with respect to these notes resulting from changes in interest rates. See Note 7 of Notes to consolidated financial statements included in this report for further discussion of these notes payable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required public disclosure.

        As of March 31, 2005, management carried out an assessment under the supervision of and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective. Although management has not yet completed its assessment of our internal control over financial reporting, management has identified certain control deficiencies which represented material weaknesses and, as a result, cause management to conclude the Company's internal control is not effective.

        In view of the fact that the financial information presented in this report was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed all significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements contained in this report. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

        A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in internal control over financial reporting can occur because of simple errors or mistakes that are not detected on a timely basis.

        Since we have not completed our assessment of the Company's internal control over financial reporting, this Annual Report on Form 10-K includes a report of our independent registered public accounting firm that disclaims an opinion on management's assessment and the effectiveness of the Company's internal control over financial reporting as of March 31, 2005. We intend to file an amendment to this Annual Report on Form 10-K to include the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act once we have completed our assessment of internal control over financial reporting and our independent registered public accounting firm has completed its review of our assessment and our internal control over financial reporting.

Status of Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management is in the process of evaluating the effectiveness of our internal control over financial reporting as of March 31, 2005. In performing our assessment of internal control over financial reporting, management is using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). However, management has not completed its assessment of the design of the Company's internal control over financial reporting and the related testing of our internal control over financial reporting.

        Although management has not completed its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, management has identified certain control deficiencies that represent material weaknesses (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2) at March 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weaknesses are discussed in greater detail below. We may identify additional material weaknesses as we complete our assessment. The existence of one or more material weaknesses at March 31, 2005 precludes management from concluding that the Company's internal control over financial reporting was effective as of March 31, 2005, based on the criteria in the Internal Control—Integrated Framework. Therefore, upon completion of our assessment, we will have to conclude in the "Management Report on Internal Control over Financial Reporting" in our amended Annual Report on Form 10-K that our internal control over financial reporting is not effective and we expect that our independent registered public accounting firm will issue an adverse opinion on the effectiveness of our internal control over financial reporting when we complete our assessment.

        Management has identified the following material weaknesses in our internal control over financial reporting:

  •
  Ineffective control over period-end financial reporting processes—At March 31, 2005, we did not maintain effective control over our period-end financial reporting process. We determined that the period-end financial reporting processes were ineffective as they relate to the preparation, review and approval of journal entries (including post-closing adjustments) and of the conclusions regarding accounting and financial reporting matters. Specifically, there was a lack of in-depth review by personnel with the requisite knowledge sufficient for the conclusions. This control deficiency resulted in adjustments to cash, accounts receivable, prepaid expenses, accounts payable and deferred revenue in the interim and annual financial statements during 2005, and could result in misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  •
  Ineffective controls over purchasing and liability recognition—At March 31, 2005, we did not maintain effective control over authorization of purchases and recording of liabilities. Specifically, we identified deficiencies in the following areas; procedures surrounding the receipt of goods and services, matching of vendor invoices to properly approved purchase orders, and ensuring that liabilities are recorded in the proper period. As a result, purchases could be recorded in inappropriate periods. These control deficiencies resulted in adjustments to the interim and annual financial statements during 2005 to properly reflect period-end accounts payable and accrued liability balances and related expenses. Additionally, these control deficiencies could result in misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies, in the aggregate, constitute a material weakness.

  •
  Ineffective control over access to financial applications and data—At March 31, 2005, we did not maintain effective control over access to our financial applications and data. Specifically, certain information technology staff had access to financial application programs and data and we did not adequately restrict access for users with financial, accounting and reporting responsibilities. In addition, the Company lacks monitoring controls over access to financial applications and data and appropriate compensating controls in the period-end financial reporting process as noted above. This control deficiency did not result in adjustments to interim or annual financial statements during 2005. However, this control deficiency could result in misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over recording the Company's income tax provision—At March 31, 2005, we did not maintain adequate control over the preparation, review, and approval of our income tax provision. Specifically, the Company's control over the income tax provision (including determination of the effective tax rate, monitoring of foreign activity and tracking of deferred tax balances), journal entries to record the provision and reconciliation of the income tax provision workpapers to the general ledger was not adequate to ensure the accuracy of the income tax provision. In addition, the Company lacks personnel with the necessary experience and expertise to accurately prepare, review and approve income tax provisions which contributed to the ineffective control over our income tax provision. This control deficiency resulted in adjustments to the Company's income tax provisions in the second and third quarter financial statements and revisions to its disclosures in the annual financial statements during 2005. Additionally, this control deficiency could result in a misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over spreadsheets—At March 31, 2005, we did not maintain adequate control over spreadsheets used in our financial reporting process. Among other areas, spreadsheets are utilized in determining the Company's consolidated income tax provision, preparing the Company's period-end consolidation and calculating the quarterly change in the Company's cumulative translation adjustment. We have determined that there were insufficient change management or access controls in place, or such processes lacked formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and no review or approval to detect unauthorized changes or errors. This control deficiency resulted in an adjustment to the Company's income tax provision in the second quarter 2005 financial statements. Additionally, this control deficiency could result in a misstatement of the Company's financial statements that would not have been prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

        As we complete our assessment of our internal control over financial reporting, which includes our continued assessment of identified control deficiencies, we may identify additional control deficiencies and we may determine that those deficiencies, either alone or in combination with others (including other control deficiencies that we have identified as of the filing date of this Annual Report on Form 10-K but which do not by themselves or when aggregated with other identified control deficiencies currently constitute a material weaknesses) constitute one or more additional material weaknesses. Deficiencies we are presently assessing include, among others, review of account reconciliations, prevention of unauthorized purchases and payments of goods and services, and the completeness of deferred revenue and revenue.

Changes in Internal Control Over Financial Reporting

        As discussed above, management has not completed its assessment of our internal control over financial reporting at March 31, 2005. However, remediation efforts have resulted in changes to our internal control over financial reporting during the quarter ended March 31, 2005 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of the fiscal year ended March 31, 2005, we continued efforts to remedy the significant deficiencies, including material weaknesses, in our internal control over financial reporting as part of our Sarbanes-Oxley Act compliance project.

        In previously filed periodic reports with the SEC we disclosed certain deficiencies in our internal control over financial reporting. Such deficiencies related to our ability to provide proper and accurate financial reporting or other procedural inefficiencies which contributed to delays in our financial reporting. In connection with our Sarbanes-Oxley Act of 2002 (SOX) compliance project, we have now defined an internal control framework based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), for assessing our internal control over financial reporting and determining whether identified control deficiencies rise to material weaknesses.

        Our management has discussed the material weaknesses described above with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have taken the following actions regarding our internal control over financial reporting:

  •
  Engaged an internal control project manager for each of the Americas and EMEA/AP regions and established a closed loop corrective action process to rectify identified control deficiencies. As most of our internal control over financial reporting was designed and implemented during the latter part of fiscal 2005, our related monitoring controls were not fully implemented as of March 31, 2005;

  •
  Added staff in certain areas to enhance our ability to implement our recently designed internal control procedures;

  •
  Trained our staff on our newly documented policies and procedures and how to comply with them and document such compliance, so that this compliance may be tested later by management and our independent registered public accounting firm; and

  •
  Engaged outside consultants to augment our staff as well as add internal control expertise.

ITEM 9B. OTHER INFORMATION

        None.

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information regarding our directors as of March 31, 2005:

Name	Age	Principal Position(s)
James P. Jenkins(2)(4)	57	Chairman of the Board of Directors
John Mutch(4)	48	President, Chief Executive Officer & Director
Andrew J. Brown(1)(5)	45	Director
Victor A. Cohn(1)(3)(5)	55	Director
James W. Harris(1)(4)	57	Director
Alan J. Hirschfield(2)(3)(4)(5)	69	Director
Mark Israel(2)(3)	50	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Corporate Governance and Nominating Committee.

(4)
Member of the Executive Committee.

(5)
Member of the Special Committee.

        Each of our directors stands for election every year. We do not have a classified or staggered board. See the discussion below regarding the rights of the post-emergence equity committee to designate one director at the next annual meeting of our stockholders.

        James P. Jenkins joined our Board of Directors in August 2003. He is the chairman of our Board of Directors and a member of the Compensation Committee and the Executive Committee. Since July 2002, Mr. Jenkins has been employed by Mellon HBV Alternative Strategies, LLC., an investment management company where he is a managing director and portfolio manager. Before joining Mellon, he was a senior managing director and head of investment banking at Advest, Inc., a financial services company. From 1999 to 2000, Mr. Jenkins led Solid ISG Capital Markets, LLC, an investment company, as its president and chief executive officer. He managed J.P. Jenkins Company LLC, an investment company from its inception in 1996 through 1999. From 1997 to 1998, Mr. Jenkins was an executive vice president, head of investment banking, of Laidlaw Global Securities, Inc. and was a member of its Executive Committee and Board of Directors. Mr. Jenkins began his career at Kuhn, Loeb & Co. in 1972, which merged with Lehman Brothers in 1978. He moved to The First Boston Corporation in 1984, where he stayed until 1996, rising to the position of managing director. From 2002 to 2003, Mr. Jenkins was a director of Telespectrum Worldwide Inc. Mr. Jenkins holds a B.A. and an M.B.A. from Stanford University.

        John Mutch joined our Board of Directors in March 2003 and is a member of the Executive Committee. Mr. Mutch was chairman of the Compensation Committee of our Board of Directors from March 2003 through August 2003. Mr. Mutch has served as our president and chief executive officer since August 2003. From December 1999 through August 2002, he was the chief executive officer of HNC Software, Inc., an enterprise analytics software provider. He also served as president of HNC Software from May 2001 through August 2002. Mr. Mutch joined HNC Software in 1997, and from 1997 to 1999 served in various other senior executive positions, including vice president, marketing and president of HNC Insurance Solutions. In 1994, Mr. Mutch founded MVenture Holdings, Inc., a private equity fund that invests in public and private technology companies, which became MVenture Holdings LLC in 2002. From December 1986 to June 1994, Mr. Mutch held a variety of executive sales and marketing positions with Microsoft Corporation, including director of organization marketing. Mr. Mutch holds a B.S. from Cornell University and an M.B.A. from the University of Chicago.

        Andrew J. Brown joined our Board of Directors in October 2003 and serves as the chairman of our Audit Committee and as a member of our Special Committee. Since December 2004, Mr. Brown has served as chief financial officer of PalmOne Inc., a provider of handheld computing and communications solutions. From February 2004 until July 2004, Mr. Brown was the chief financial officer of Pillar Data Systems, a networking storage company. From October 2000 until its acquisition by EMC Corp. in October 2003, he served as chief financial officer of Legato Systems, Inc., a company that provides software solutions for information management. From 1988 to 2000, Mr. Brown held several financial leadership positions at Adaptec Inc., a storage infrastructure solutions company, including vice president of finance and chief financial officer. Mr. Brown holds a B.S. in Accounting from Eastern Illinois University.

        Victor A. Cohn joined our Board of Directors in October 2003 and serves as chairman of our Corporate Governance and Nominating Committee and is a member of the Audit Committee and Special Committee. Mr. Cohn is the chief executive officer and founder of Focal Point Partners, a business management firm. Prior to founding Focal Point in 2001, he was founder and chairman of Alley Capital Partners, a joint venture with Wit Capital, providing financing for early-stage companies. Mr. Cohn's prior experience includes managing the worldwide equity capital markets business for Salomon Brothers, UBS Securities and Bear, Stearns & Co. He is a director of Verity Inc., where he is chairman of the audit committee and a director of Dwango, where he is the non-executive chairman. Mr. Cohn holds a B.S. from Pennsylvania State University.

        James W. Harris joined our Board of Directors in August 2003 and is a member of the Executive Committee and the Audit Committee. Mr. Harris is president and founder of Seneca Financial Group, Inc., a merchant bank located in Greenwich, Connecticut. Prior to establishing Seneca in 1993, he was managing director at Lehman Brothers and headed its Financial Restructuring Group. Before joining Lehman in 1982, Mr. Harris spent 10 years with Citibank N.A.'s Banking Group, rising to the position of senior credit officer. Mr. Harris is a director of El Paso Electric Company, where he serves as a member of the executive committee and as chairman of the nominating and governance committee. He was an adjunct professor at Columbia University's Graduate School of Business in New York, N.Y. from 2001 through 2003. Mr. Harris holds a B.A. from Vanderbilt University and an M.B.A. from Harvard Business School.

        Alan J. Hirschfield joined our Board of Directors in October 2003 and serves as chairman of our Compensation Committee and Special Committee and is a member of the Corporate Governance and Nominating Committee and Executive Committee. From 1992 to 2000, Mr. Hirschfield was co-chief executive officer of Data Broadcasting Corp., a financial information company. Data Broadcasting merged with the Financial Times and Pearsons Inc. to become Interactive Data Corp., and he remains a director of that company. From 1982 through 1986, he was chairman and chief executive officer of Twentieth Century Fox Film Corp. and, from 1973 through 1978, president and chief executive officer of Columbia Pictures, Inc. Mr. Hirschfield is also a director of Cantel Medical Corp., where he chairs the compensation committee; Carmike Cinemas, Inc., where he is chairman of the audit committee and Leucadia National Corporation, where he is a member of the audit committee. Mr. Hirschfield holds a B.A. from the University of Oklahoma and an M.B.A. from Harvard Business School.

        Mark Israel joined our Board of Directors in August 2003 and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Israel is director of distribution and channel sales for Magellan Products, a division of Thales Navigation, a provider of navigation, positioning and guidance solutions. Previously, he was the senior vice president of marketing at Cognet Corp., a software company based in Valhalla, NY, responsible for product marketing, corporate communications and strategic alliances. Prior to joining Cognet in 1998, Mr. Israel was vice president of marketing and channels at Dictaphone Corp. From 1984 to 1997, he held sales management positions at Apple Computer. He also held sales management positions at TDK

Electronics and Fuji Photo. Mr. Israel studied business management and marketing at Nassau Community College.

        Under our reorganization plan, four members of our Board of Directors (Carl Goldsmith, Robert Horwitz, James P. Jenkins and Ben Taylor) were designated by the official committee of unsecured creditors and three members of our Board of Directors (James W. Harris, Mark Israel and John Mutch) were selected by the equity committee. Under the plan, the directors selected by each committee were entitled to select replacements in the event any director originally selected by the committee resigned or otherwise became unwilling or unable to serve as a director within 90 days after the effective date of the plan. Following this process, in October 2003, Andrew J. Brown, Victor A. Cohn and Alan Hirschfield were selected to replace Messrs. Goldsmith, Horwitz and Taylor. In addition, under our reorganization plan, the post-emergence equity committee has the right to designate one of the seven nominee directors on our voting slate at the next annual meeting of our stockholders.

        Audit Committee Financial Expert.    The Audit Committee consists of Messrs. Brown, Harris and Cohn. Our Board of Directors has determined that Messrs. Brown, Harris and Cohn are "audit committee financial experts" as defined by the rules and regulations of the Securities and Exchange Commission. Our board of directors has further determined that Messrs. Brown and Cohn are independent of management pursuant to applicable NASD Marketplace Rules regarding the independence of board and audit committee members. Mr. Harris is the founder and president of Seneca Financial Group, Inc. Seneca Financial was the financial advisor for the Official Committee of Equity Security Holders (the Equity Committee) consisting of the holders of our old common stock in connection with the bankruptcy proceedings, and received fees for its financial advisory services in 2003. Although Seneca Financial was an advisor to the Equity Committee, and not Peregrine, Peregrine paid the financial advisory fees to Seneca Financial. As a result of the payment of fees by Peregrine, Mr. Harris is not independent under that term's definition in the NASD Marketplace Rules. The Board has determined it is in the best interests of Peregrine and its stockholders that Mr. Harris serve on the Audit Committee due to Mr. Harris' financial expertise and the Board's conclusion that the payments made to Seneca Financial for its services as financial advisor to the Equity Committee would not interfere with Mr. Harris' exercise of independent judgment in carrying out his responsibilities as an Audit Committee member.

        The following table sets forth certain information regarding our executive officers as of March 31, 2005:

Name	Age	Principal Position(s)
John Mutch	48	President, Chief Executive Officer, Director
Kenneth Saunders	43	Executive Vice President, Chief Financial Officer
Jeff Boyce	48	Senior Vice President, Worldwide Professional Services
Kevin Courtois	45	Senior Vice President, General Counsel and Secretary
Alan Kerr	49	Senior Vice President, EMEA & APAC Field Operations
Beth Martinko	51	Senior Vice President, Worldwide Customer Support
Mary Louise O'Keefe	58	Senior Vice President, Human Resources
Craig Ryall	47	Senior Vice President, Americas Field Operations
Deborah Traub	33	Senior Vice President, Product Development and Delivery
James Zierick	48	Senior Vice President, Strategy, Marketing and Corporate Development
Russell Mann	36	Senior Vice President, Strategic Initiatives
Russell Clark	37	Vice President, Finance, Corporate Controller and Chief Accounting Officer

        John Mutch. For information regarding Mr. Mutch, please refer to the information regarding our directors, above.

        Kenneth Saunders has served as our executive vice president with responsibilities for managing our financial operations and infrastructure since August 2004. He was appointed our chief financial officer on November 1, 2004 and continues to serve as an executive vice president. Mr. Saunders served, until recently, as chief financial officer of Fair Isaac Corporation, an analytic software solutions provider he joined in August 2002 when Fair Isaac acquired HNC Software, Inc. Mr. Saunders was with HNC Software, an analytics software provider, from August 1996 when it acquired Risk Data Corporation, a decision software company, through August 2002. Mr. Saunders held a variety of senior management titles while with HNC from August 1996 to December 1999, when he became chief financial officer. Mr. Saunders served as vice president of finance and chief financial officer of Risk Data Corporation from January 1992 to August 1996. Mr. Saunders holds a B.S. in Accounting from Widener University.

        Jeff Boyce has served as our senior vice president of worldwide professional services since April 2005. From July 2003 to April 2005 he was our vice president of professional services. From January 2001 to September 2002, he was senior vice president of sales at Managed Objects, a business service management software company in McLean, Virginia, where he oversaw sales and services. Mr. Boyce's sales and services career included management positions at several leading technology companies, including vice president of Americas sales and services at Candle Corp, an enterprise systems management software company, from April 1998 to January 2001, and vice president of North American field operations for Legent Corp., an application and systems management software company, from August 1994 to December 1995. From April 1991 to August 1994, he also held executive positions with Syncordia, a global telecommunications outsourcing subsidiary of British Telecom. From June 1978 to April 1991, Mr. Boyce held various positions at IBM.

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

        Beth Martinko has served as our senior vice president, worldwide customer support since September 2002. From 1993 to 2002, Ms. Martinko served in various leadership positions at Q+E Software, a data connectivity company; Intersolv, which acquired Q+E Software in April 1994; and Merant, PLC which was formed by the merger of Intersolv and Microfocus in September 1998. Her positions included vice president of human resources, vice president of customer support and vice president of customer education. Ms. Martinko holds a B.S. in Mathematics from Wilmington College.

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

        Craig Ryall has served as our senior vice president, Americas field operations since April 2003 and has primary responsibility for sales and alliances activities in North America and Latin America. From January 2002 to April 2003, Mr. Ryall served as our senior vice president worldwide alliances and services. Mr. Ryall served as our Vice President, IBM Alliance from April 2001 to January 2002 and as area vice president, merger integration from April 2000 to April 2001. Prior to that, Mr. Ryall served as the area vice president, western area from January 1998 to March 2000 and as one of our regional managers from September 1997 to January 1998. Mr. Ryall holds a B.S. and an M.B.A. in Information Systems from San Diego State University.

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

        James Zierick has served as our senior vice president of strategy, marketing and corporate development since January 2004. From 1989 to 2003, Mr. Zierick was an engagement manager and principal at McKinsey & Company, specializing in marketing, new business development and strategy development at the multinational strategic management consulting firm. From 1982 to 1989, Mr. Zierick served as vice president of Zierick Manufacturing. Mr. Zierick holds an A.B. in

Engineering from Dartmouth College and an M.B.A. in Business from Dartmouth's Amos Tuck School of Business Administration.

        Russell Mann has served as our senior vice president, strategic initiatives since August 2004. From May 2003 to August 2004, Mr. Mann was the vice president of my FICO Consumer Services for Fair Isaac Corp, an analytic software solutions provider. He previously worked for HNC Software as vice president, growth initiatives from January 2002 to September 2002, until its acquisition by Fair Isaac, and was a consultant to several companies until he rejoined Fair Isaac. Prior to HNC Software, Mr. Mann served from December 1998 until January 2002 in a variety of management roles for Homestore Inc., most recently as the vice president and general manager, software group. From May 1997 until December 1998, he was the director of solutions marketing for ONYX Software. Mr. Mann previously was affiliated with Deloitte Consulting/Braxton Associates from May 1990 until September 1995, in senior engagement manager and independent contractor roles. Mr. Mann holds a B.A. in Asian Studies from Cornell University and an M.B.A. from Harvard Business School.

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

        The following table sets forth certain information regarding our other key personnel as of March 31, 2005:

Name	Age	Principal Position
John Skousen	47	Corporate Compliance Officer
Julie Bahadori	36	Director of Internal Audit*

*
Ms. Bahadori has announced that she will resign effective June 30, 2005. Mr. Skousen will act as Director of Internal Audit on an interim basis until a permanent replacement is found.

        John Skousen has served as our corporate compliance officer since September 2003. Mr. Skousen reports directly to the Corporate Governance and Nominating Committee of our Board of Directors. From 2002 to 2003, Mr. Skousen was our acting vice president of finance and controller. From 2000 to 2002, Mr. Skousen served as our director of mergers and acquisitions. Mr. Skousen served as an independent consultant from 1997 through 2000, focusing on international and emerging businesses. From 1987 to 1997, Mr. Skousen held several executive-level finance and operation positions at Price Costco, a membership warehouse club. Prior to his positions at Price Costco, Mr. Skousen was a financial analysis manager at Fujitsu Systems and a certified public accountant at PricewaterhouseCoopers LLP. Mr. Skousen holds a B.S. in Accounting from Brigham Young University and an M.B.A. from San Diego State University.

        Julie Bahadori has served as director of internal audit since August 2004, reporting directly to the Audit Committee of our Board of Directors. From June 2003 to July 2004, Ms. Bahadori was the director of internal audit at Fair Isaac Corp. From August 2000 to June 2003, Ms. Bahadori served in the internal audit function of Applied Materials, Inc. From August 1998 through early 2000, she served in the internal audit function at Hitachi Data Systems. Prior to her position at Hitachi, Ms. Bahadori served as a consultant and senior consultant for Arthur Andersen in the Financial Audit and Internal Audit capacities. Ms. Bahadori holds a B.A. in Accounting from the University of Houston and is a certified internal auditor.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and any persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of reports and amendments thereto furnished to us pursuant to Rule 16a-3(e) during or with respect to fiscal 2005, we believe, except as described below, that all executive officers, directors and holders of greater than 10% of Peregrine stock complied with all applicable Section 16(a) filing requirements: one late Form 4 was filed by Mr. Mann one day after the due date with respect to the grant of stock options.

CODE OF ETHICS

        Our Board of Directors has adopted a code of conduct that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of this code of conduct is available on our website at www.peregrine.com under the caption "Investors" and we intend to disclose on our website any amendment to, or waiver from, any provision of our code of conduct within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table provides, for the three fiscal years ended March 31, 2005, certain summary information concerning compensation paid or accrued by us to, or on behalf of, our chief executive officer, our four other most highly compensated executive officers as of March 31, 2005 and our former chief financial officer who served until October 31, 2004 and who would have been one of the four other most highly compensated executive officers if he had been serving as an executive officer as of March 31, 2005 (the "named executive officers"):

		Annual Compensation						Long-Term Compensation Awards
Name And Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation(1)			Restricted Stock Awards(2)(3)		Securities Underlying Options (#)		All Other Compensation
Current Named Executive Officers
John Mutch(4) President and Chief Executive Officer	2005 2004 2003	$433,333 251,538 —	$525,000 548,739 —	(5) (5)		— — —		$663,596 — —	(7)	— 350,000 —		$77,058 714 —	(6)
Craig Ryall Senior Vice President, Americas Field Operations	2005 2004 2003	$234,000 225,000 225,625	$316,151 322,809 210,697	(8) (8) (8)		— — —		— — —		— 55,000 2,113		$16,035 1,830 1,543	(9)
Alan Kerr(10) Senior Vice President, EMEA & APAC Field Operations	2005 2004 2003	$369,727 353,372 303,996	$302,665 453,355 333,478	(11) (11) (11)		— — —		— — —		— 70,000 4,225		$33,894 33,043 —	(12)
Ken Saunders Chief Financial Officer	2005	$218,750	$493,438	(13)		—		—		150,000		$578	(14)
Martinko, Beth Senior Vice President, Worldwide Customer Support	2005 2004 2003	$239,200 230,000 134,167	$152,125 199,916 63,001	(15) (15) (15)	$ $	66,331 42,215 37,979	(16) (16) (16)	— — —		— 60,000 —		$16,241 1,949 530	(17)
Former Named Executive Officers
Ken Sexton(18) Former Chief Financial Officer	2005 2004 2003	$208,010 275,000 229,167	$216,563 1,634,266 62,500	(19) (19) (19)		$121,443 187,976 73,794	(20) (20) (20)	$28,000	(22)	25,352	(23)	$550,929 1,116 738	(21)

(1)
Any perquisites or other personal benefits earned in a given year by a named executive officer that in the aggregate did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus of that named executive officer may not be disclosed in this table.

(2)
Information on restricted old common stock awards is provided as of March 31, 2005 and reflects the recapitalization of our capital stock on August 7, 2003 pursuant to our plan of reorganization.

(3)
Represents the value of the restricted stock on the date of grant based on the number of shares granted multiplied by the closing price of the common stock on the effective date of grant. Restricted shares carry the same dividend and voting rights as unrestricted shares. Mr. Sexton's 100,000 shares of restricted old common stock converted into 2,051 shares of restricted new common stock in connection with our bankruptcy reorganization proceedings, and the restrictions lapsed when Mr. Sexton's employment as our chief financial officer ended in October 2004.

(4)
Mr. Mutch became a member of the Board of Directors in March 2003 and was appointed president and chief executive officer in August 2003.

(5)
Bonus compensation for fiscal 2005 consisted of (i) $315,000 earned and paid in fiscal 2005 and (ii) $210,000 earned in fiscal 2005 but paid in fiscal 2006. Bonus compensation for fiscal 2004 consisted of (i) $34,966 earned and paid in fiscal 2004, (ii) $213,773 under our Management Incentive Compensation Plan earned in fiscal 2004 but payable in fiscal 2005 and (iii) a $300,000 one-time bonus earned in fiscal 2004 but paid in fiscal 2005.

(6)
Other compensation for fiscal 2004 consisted of $990 excess life insurance, $234 short-term disability insurance, $75,834 taxable fringe benefits associated with our Winners' Circle meeting and reimbursement of personal legal fees in conjunction with employment contract review.

(7)
On May 25, 2004, Mr. Mutch was awarded 40,000 shares of restricted new common stock under the terms of the 2003 Equity Incentive Plan. All of these shares were vested on the date of grant. Also, in August 2004, Mr. Mutch was granted performance stock units which will be issued in the event of specified changes in control of Peregrine. The target number of performance stock units that Mr. Mutch will be entitled to receive will be based upon the value attributed to the Successor Company in connection with any such change in corporate control. The actual number of performance stock units that will be issued to Mr. Mutch will be based upon the achievement by Mr. Mutch of specified performance goals. Based on the fully diluted number of shares of common stock outstanding as of March 31, 2005, the value of the target number of performance stock units ranges from approximately $1,310,750 to $3,458,500. To the extent the fully diluted number of shares of common stock outstanding increases, the value of the performance stock units will increase.

(8)
Bonus compensation for fiscal 2005 consisted of (i) $204,338 earned and paid in fiscal 2005, and (ii) bonus compensation of $111,813 earned in fiscal 2005 but payable in fiscal 2006. Bonus compensation for fiscal 2004 consisted of (i) a $90,000 key employee retention bonus earned and paid in fiscal 2004, (ii) $67,500 in bonus compensation earned and paid in fiscal 2004, and (iii) $175,309 in bonus compensation earned in fiscal 2004 but paid in fiscal 2005. Bonus compensation for fiscal 2003 consisted of (i) $101,368 of commission income earned and paid in fiscal 2003, (ii) $35,329 of commission income earned in fiscal 2003 but paid in fiscal 2004, and (iii) $74,000 of bonus compensation earned in fiscal 2003 and paid in fiscal 2004.

(9)
Other compensation for fiscal 2004 includes $5,156 in matching contributions under our 401(k) plan, $981 in excess life insurance and short-term disability insurance, and $9,898 in taxable fringe benefits associated with our Winners' Circle meeting.

(10)
Mr. Kerr lives in England and is paid in British pounds. The amounts shown in this table for Mr. Kerr for fiscal year 2005 are based on the conversion rate from pounds Sterling to U.S. dollars as of April 30, 2005, which was US$1.883 per £1. For fiscal year 2004, the conversion rate is $1.8357 per £1. For fiscal year 2003, the conversion rate is $1.5792 per £1.

(11)
Bonus compensation for fiscal 2005 consisted of (i) $138,448 earned and paid in fiscal 2005, and (ii) $164,218 earned in fiscal 2005 but payable in fiscal 2006. Bonus compensation for fiscal 2004 consisted of (i) $141,349 key employee retention bonus earned and paid in fiscal 2004, (ii) $86,737 bonus compensation earned and paid in fiscal 2004, and (iii) $225,269 bonus compensation earned in fiscal 2004 but paid in fiscal 2005. Bonus compensation for fiscal 2003 consisted of (i) $256,472 of commission income earned and paid in fiscal 2003 and (ii) $77,006 of commission income earned in fiscal 2003 but paid in fiscal 2004.

(12)
Other compensation for fiscal 2005 includes a $33,894 car allowance.

(13)
Bonus compensation for fiscal 2005 consisted of (i) a $50,000 sign-on bonus, (ii) $250,000 in recruiting bonuses, (iii) $98,438 under our Management Incentive Compensation Plan which, while it was earned in fiscal 2005, was not paid until fiscal 2006; and (iv) a $95,000 process improvement bonus. In July 2004, Mr. Saunders was granted performance stock units which will be issued in the event of specified changes in control of Peregrine. The target number of performance stock units that Mr. Saunders will be entitled to receive will be based upon the value attributed to the Successor Company in connection with the change in control. The actual number of performance stock units that will be issued to Mr. Saunders will be based on the achievement by Mr. Saunders of specified performance goals. Based on the fully diluted number of shares of common stock outstanding as of March 31, 2005, the value of the target number of performance stock units ranges from $499,000 to $917,500. To the extent the fully diluted number of shares of common stock outstanding increases, the value of the performance stock units will increase.

(14)
Other compensation for fiscal 2005 includes $578 excess life insurance and short-term disability insurance.

(15)
Bonus compensation for fiscal 2005 consisted of (i) $90,375 earned and paid in fiscal 2005 and (ii) $61,750 earned in fiscal 2005 but payable in fiscal 2006. Bonus compensation for fiscal 2004 consisted of (i) $92,000 payment under our key employee retention program earned and paid in fiscal year 2004, (ii) $30,000 bonus compensation earned and paid in fiscal year 2004, and (iii) $77,916 bonus compensation earned in fiscal year 2004 but paid in fiscal year 2005.

(16)
Other annual compensation for fiscal 2005 consisted of reimbursement for travel and related commuting expenses in the amount of $66,331, which includes a total of $25,581 of reimbursements paid as a tax gross-up for such expenses. For fiscal 2004 other annual compensation consisted of reimbursement for travel and related commuting expenses in the amount of $42,215, which includes a total of $4,989 of reimbursements paid as a tax gross-up for such expenses. For fiscal 2003 other annual compensation consisted of reimbursement for travel and related commuting expenses in the amount of $37,979.

(17)
Other compensation for fiscal 2005 includes (i) $4,158 in matching contributions under our 401(k) plan, (ii) $1,410 excess life insurance and short-term disability insurance and (iii) $10,673 taxable fringe benefits associated with our Winners' Circle meeting.

(18)
Mr. Sexton served as our chief financial officer from June 2002 until October 31, 2004.

(19)
Bonus compensation for fiscal 2005 consisted of $216,563 earned and paid in fiscal 2005. Bonus compensation for fiscal 2004 consisted of (i) a $1,187,500 performance bonus, (ii) a $150,000 bankruptcy-reorganization emergence bonus earned and paid in fiscal 2004, (iii) $296,766 earned in fiscal 2004 but paid in fiscal 2005. Bonus compensation for fiscal 2003 consisted of a $62,500 performance bonus earned and paid in fiscal 2003.

(20)
Other annual compensation for fiscal 2005 consisted of reimbursement for travel and related commuting expenses in the amount of $121,443, which includes a total of $51,626 of reimbursements paid as a tax gross-up for such expenses for calendar year 2004. Other annual compensation for fiscal 2004 consisted of reimbursement for travel and related commuting expenses in the amount of $187,976, which includes a total of $64,962 of reimbursements paid as a tax gross-up for such expenses. For fiscal 2003 other annual compensation consisted of reimbursement for travel and related commuting expenses in the amount of $73,794.

(21)
Other compensation for fiscal 2005 consisted of (i) a $550,000 severance payment, and (ii) $929 in excess life insurance and short-term disability insurance.

(22)
Mr. Sexton was awarded 100,000 restricted shares of old common stock in July 2002. Because of our recapitalization, these restricted shares of old common stock were converted into 2,051 restricted shares of new common stock effective August 7, 2003.

(23)
Mr. Sexton was granted an option to purchase 900,000 shares of old common stock in fiscal year 2003, which converted into an option to purchase 25,352 shares of new common stock pursuant to the plan of reorganization.

OPTION GRANTS IN FISCAL 2005

        The following table sets forth certain information regarding options to purchase shares of our new common stock granted in fiscal 2005 to our named executive officers. SEC rules require us to show hypothetical gains that the named executive officers would have for these options at the end of their 10-year terms. We calculated the gains assuming annual compound price appreciation of 5% and 10% from the date the option was originally granted pursuant to the recapitalization to the end of the 10-year term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. These rates do not represent estimates or projections of future stock prices. Under the 2003 Equity Incentive Plan, we are authorized to issue a total of 2,917,000 shares of new common stock, including shares of new common stock issuable pursuant to options that survived the reorganization. Each January 1, beginning on January 1, 2005, and continuing for 10 years, the number of shares we are authorized to issue is increased pursuant to the formula described in "Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

		Percent of Total Options Granted to Employees in Fiscal Year 2005(1)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Number of Shares Underlying Options Granted
Name			Exercise Price ($/share)	Expiration Date
					5% ($)	10% ($)
Current Named Executive Officers:
John Mutch	—	—	—	—	—	—
Craig Ryall	—	—	—	—	—	—
Alan Kerr	—	—	—	—	—	—
Ken Saunders(3)	150,000	23.5%	$17.40	08/16/2014	$1,641,415	$4,159,668
Beth Martinko
Former Named Executive Officers:
Ken Sexton	—	—	—	—	—	—

(1)
Based on options to purchase a total of 636,500 shares of our new common stock that were granted in fiscal 2005.

(2)
Mr. Saunders' options vest and become exercisable with respect to 25% of the underlying shares on the first anniversary of the grant date and then with respect to 2.083% of the underlying shares every month thereafter during his employment with Peregrine and have a ten year term. All of the options will vest in full if a change in corporate control occurs.

(3)
The grant of the option to purchase 150,000 shares of our new common stock was granted outside of the 2003 Equity Incentive Plan.

AGGREGATE OPTION EXERCISES IN FISCAL 2005 AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information regarding the exercise of options for new common stock during the 2005 fiscal year and the value of options for new common stock held by our named executive officers as of March 31, 2005.

			Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-money Options at Fiscal Year End(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Current Named Executive Officers:
John Mutch	—	—	138,541	211,459	$554,164	$845,836
Craig Ryall	—	—	20,799	36,314	$72,843	$124,150
Alan Kerr	—	—	27,431	46,794	$46,794	$97,873
Ken Saunders	—	—	—	—	$—	$—
Beth Martinko	—	—	21,250	38,750	$71,719	$130,781
Former Named Executive Officers:
Ken Sexton	—	—	25,352	—	$280,393	$—

(1)
Valuation based on the closing price of $22.10 on March 31, 2005 (the last trading day of the fiscal year) less the respective exercise prices of the options.

DIRECTOR COMPENSATION

        Our director compensation plan was adopted on September 30, 2003, and was retroactive to August 8, 2003. Under our plan, each non-employee director received a retainer of $35,000 for fiscal 2005 for service on our Board of Directors. This annual retainer and the retainers for the chairman of the Board of Directors and the chairmen of the committees discussed below are paid in equal quarterly installments over the fiscal year. In addition, each non-employee director receives $2,000 for each in-person board meeting attended in person, $750 for each in-person board meeting participated in telephonically and $500 for each telephonic board meeting participated in, except for the first telephonic meeting attended during a fiscal quarter, for which no fee is paid.

        In addition to the regular board retainer and meeting fees, the chairman of the Board of Directors and members of certain board committees receive additional compensation. The non-employee chairman of our Board of Directors receives an additional retainer of $15,000, plus an additional $1,000 for each board meeting attended in person, and an additional $250 for each meeting attended telephonically, except for the first telephonic meeting attended during a fiscal quarter, for which no fee is paid.

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

        Each non-employee member of our Corporate Governance and Nominating Committee and Compensation Committee receives $1,500 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and $500 for each meeting participated in telephonically. The non-employee chairman of our Corporate Governance and Nominating Committee and the non-employee chairman of our Compensation Committee each receive an additional retainer of $8,000, plus an additional $500 for each meeting of the committee not held contiguously with a Board of Directors meeting attended in person and no additional compensation for each meeting participated in telephonically.

        The non-employee members of our Special Committee receive a retainer of $10,000. Each non-employee member of the committee also receives $1,000 for each meeting of the committee attended in person and $500 for each meeting participated in telephonically. The non-employee chairman of our Special Committee receives an additional retainer of $5,000, plus an additional $500 for each meeting of the committee attended in person and $250 for each meeting participated in telephonically. There is an annual cap on fees of $75,000 for the chairman and $50,000 for each other member of the Special Committee.

        In addition to the cash compensation described above, each non-employee director is reimbursed for their reasonable expenses associated with attending meetings and was granted during fiscal 2004 a stock option to purchase 25,000 shares of new common stock pursuant to our 2003 Equity Incentive Plan. No options were granted to the directors in fiscal 2005. All options were granted at the fair market value of our new common stock on the date of the grant and become exercisable in equal installments over four years, with the first installment vesting after one year. The options expire ten years after the grant date and remain exercisable for a period of one year after cessation of service as a director. Upon a change of control, as defined in the plan, the shares of new common stock underlying the option grants become fully exercisable.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS FOR OUR CURRENT NAMED EXECUTIVE OFFICERS

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

        Effective February 22, 2005 the Compensation Committee of our Board of Directors approved an amendment to Mr. Ryall's employment agreement. The amendment provides that, if involuntarily terminated for reasons other than for cause or voluntarily terminated for good reason, the annual Management Incentive Compensation Plan (MICP) (or successor plan) bonus target will be included in the calculation of his severance benefit. Also effective February 22, 2005, the Compensation Committee defined when termination for good reason would result in a severance benefit.

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

        On May 25, 2004, the Compensation Committee approved granting to Mr. Mutch 40,000 restricted shares of our new common stock. The restricted shares vested immediately upon issuance. The restricted shares may not be sold prior to May 25, 2005 other than in connection with a sale of the Successor Company or upon Mr. Mutch's termination under certain circumstances. The Compensation Committee also approved a grant to Mr. Mutch of performance stock units, which will be issued in the event of a change in corporate control. The target number of performance stock units that Mr. Mutch will be entitled to receive will be based upon the value attributed to the Successor Company in connection with the change in corporate control. The actual number of performance stock units that will be issued to Mr. Mutch will be based upon the achievement by Mr. Mutch of specified performance goals. Based on the fully diluted number of shares of common stock outstanding as of March 31, 2005, the value of the target number of performance stock units ranges from approximately $1,310,750 to $3,458,500. To the extent the fully diluted number of shares of common stock outstanding increases, the value of the performance stock units will increase.

        On August 20, 2004, we entered into an amended and restated employment agreement with Mr. Mutch. The amended employment agreement provides for Mr. Mutch's continued employment as president and chief executive officer. Pursuant to his amended employment agreement, from and after August 1, 2004, Mr. Mutch is entitled to an annual base salary of $450,000. On May 25, 2004, the Board of Directors authorized a bonus of $300,000; of that total $270,000 was paid on June 15, 2004 and the remaining $30,000 was paid on November 30, 2004 in recognition of his achievements during fiscal 2004. Pursuant to our management incentive compensation plan, Mr. Mutch was paid $178,500 on June 15, 2004 and $35,273 on November 30, 2004 for fiscal year 2004 performance. In fiscal 2005, Mr. Mutch is eligible for a target bonus of $400,000 based on the attainment of bonus objectives, including certain earnings and revenue targets.

        Upon termination of his employment for any reason, Mr. Mutch is entitled to payment of all salary and unpaid vacation accrued to the date of termination plus any payment that he is entitled to receive with respect to the performance stock units. Upon Mr. Mutch's voluntary termination or termination by us for cause, he is not entitled to any severance benefits or additional vesting of shares or stock options. In the event that Mr. Mutch's employment is terminated without cause, because of his death or disability or by him for good reason, he will receive the severance benefits set forth below. If

Mr. Mutch is terminated at any time, he will be entitled to a severance payment equal to two times his base salary plus an amount equal to two times his target bonus. Either severance payment will be payable within five days after the effective date of Mr. Mutch's termination. In addition, all options that would have vested during the twelve months following the date of termination become immediately exercisable. In the event of a change in corporate control while Mr. Mutch is employed by us, or within three months of his termination without cause, by him for good reason or for death or disability, Mr. Mutch will be entitled to a severance payment equal to three times his base salary plus an amount equal to three times his target bonus, payable on the effective date of the change in control. In the event that Mr. Mutch is terminated following a change in corporate control, he will only be entitled to receive the benefits specified in the preceding sentence. Further, if Mr. Mutch receives such payments on account of a change in corporate control that occurs within three months of his termination without cause, by him for good reason or for death or disability, these payments will be offset against any payments previously paid pursuant to his termination. If any payments made to Mr. Mutch under this agreement are subject to an excise tax under the Internal Revenue Code, we will provide him with a cash payment sufficient to pay the excise tax and an additional payment sufficient to pay the federal and state income and employment taxes arising from the payments made by us for the excise tax.

        The amended employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Mutch's employment with us ceases.

Employment Agreement with Beth Martinko

        We entered into an employment agreement with Ms. Martinko effective January 20, 2004. Pursuant to the agreement, Ms. Martinko is treated as an at-will employee. The agreement provides, among other things, for Ms. Martinko's employment with us as senior vice president, customer support at an initial annual base salary of $230,000. Ms. Martinko is also eligible to receive incentive compensation, the terms and amount of which will be determined by us at our sole discretion. Ms. Martinko is eligible to receive all customary fringe benefits available to our executives including a gross-up to reimburse her for estimated taxes for reimbursement for commuting expenses.

        If we terminate Ms. Martinko's employment without cause, she will be entitled to receive a severance payment equal to one year base salary, provided she agrees to provide us with transition assistance without additional compensation for three months following her termination. All of our other obligations to Ms. Martinko pursuant to her employment agreement will be automatically terminated. If we terminate Ms. Martinko's employment without cause prior to March 1, 2006, and Ms. Martinko is unable to terminate the temporary housing lease that she entered into on January 20, 2004, we will reimburse Ms. Martinko for her monthly rent of $1,600 and up to $200 in utilities through February 28, 2006. Ms. Martinko may voluntarily terminate her employment upon sixty days' prior written notice. If Ms. Martinko voluntarily terminates her employment, she will be entitled to receive her base salary and employee benefits for the sixty-day notice period. At the conclusion of the sixty-day notice period, all of our other obligations pursuant to her employment agreement will be automatically terminated.

        Effective February 22, 2005 the Compensation Committee of our Board of Directors approved an amendment to Ms. Martinko's employment agreement. The amendment provides that, if Ms. Martinko is involuntarily terminated for reasons other than for cause or voluntarily terminated for good reason, the annual MICP (or successor plan) bonus target will be included in the calculation of her severance benefit. Also effective February 22, 2005, the Compensation Committee defined when termination for good reason would result in a severance benefit.

        The employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Ms. Martinko's employment with us ceases.

Employment Agreement with Kenneth Saunders

        We entered into an employment agreement with Mr. Saunders on July 20, 2004 which was effective August 16, 2004. We amended the employment agreement by a letter agreement effective October 1, 2004. The employment agreement provides, among other things, for Mr. Saunders' employment as executive vice president at an initial base salary of $14,583.34 per semi-monthly period. Pursuant to the employment agreement, as amended by the letter agreement, Mr. Saunders assumed the role of our chief financial officer on November 1, 2004.

        Mr. Saunders is eligible to receive a performance bonus with an annual target for fiscal year 2005 of $150,000, under our MICP bonus target prorated from his hire date. Mr. Saunders received a one-time signing bonus of $50,000, which must be repaid to us if Mr. Saunders voluntarily terminates his employment prior to August 6, 2005. We have paid to Mr. Saunders the following one-time recruiting bonuses that he was eligible to receive upon hiring the following full time employees prior to October 31, 2004: (i) $150,000 upon the hiring of a vice president, controller and chief accounting officer, (ii) $50,000 upon the hiring of a director of internal audit and (iii) $50,000 upon the hiring of a director of tax (items (i) through (iii) are collectively referred to as the Recruiting Bonuses). Under his original employment agreement, Mr. Saunders was entitled to a one-time bonus in the amount of $150,000 (Process Bonus) in the event our finance department was successful in concluding a "soft" close for the month ending November 2004 and a "hard" close for the quarter ending December 31, 2004, and we filed our Quarterly Report on Form 10-Q for the quarter ending December 31, 2004 on a timely basis, or, if the filing is not timely, the financial statements and management's discussion and analysis of financial condition and results of operations for that quarterly period were completed in time to permit a timely filing. The Process Bonus criteria has been amended as described below. Mr. Saunders is eligible to receive all customary fringe benefits available to our executives.

        On July 21, 2004, the Compensation Committee of our Board of Directors approved an option grant to Mr. Saunders of 150,000 shares of our new common stock. The options will vest at the rate of 25% after the first twelve months and in thirty-six equal monthly installments thereafter. All options will vest in full if a change in corporate control occurs. The Compensation Committee also approved a grant to Mr. Saunders of performance stock units, which will be issued in the event of a change in corporate control. The target number of performance stock units that Mr. Saunders will be entitled to receive will be based upon the value attributed to the Successor Company in connection with the change in corporate control. The actual number of performance stock units that will be issued to Mr. Saunders will be based upon the achievement by Mr. Saunders of specified performance goals. Based on the fully diluted number of shares of common stock outstanding as of March 31, 2005, the value of the target number of performance stock units ranges from approximately $499,000 to $917,500. To the extent the fully diluted number of shares of common stock outstanding increases, the value of the performance stock units will increase.

        On February 2, 2005, the Compensation Committee of our Board of Directors approved an amendment to the criteria for earning the Process Bonus in his employment agreement. The criteria for earning the $150,000 Process Bonus include: (i) $75,000 when the fiscal year 2004 Annual Report in Form 10-K was filed with the SEC; (ii) $25,000 if Peregrine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 was filed with the SEC by February 15, 2005; (iii) $25,000 if Peregrine's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 was filed with the SEC by March 31, 2005; and (iv) $25,000 if Peregrine's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 was filed with the SEC by May 15, 2005. Mr. Saunders was paid $100,000 of the Process Bonus in fiscal 2005, and was paid an additional $25,000 of the Process Bonus in fiscal 2006 for services provided in fiscal 2006.

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

        The employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Saunders' employment with us ceases.

Retention Bonus Plan and Plan Agreements

        On February 22, 2005 the Board of Directors approved the adoption of a Retention Bonus Plan (the "Plan"). Certain executives of the Company selected by the Compensation Committee of the Board of Directors, including all of the named executive officers, with the exception of Alan Kerr, are participants in the Plan. The Plan provides that the participants will be entitled to cash retention bonuses ("Retention Bonuses") in amounts determined by the Compensation Committee. The Retention Bonuses will only become payable upon a change in control of the Company. The Plan also provides for a retention bonus pool for key employees to be designated in the event of a change in control. The maximum amount of all Retention Bonuses may not exceed 1.5% of the total consideration received by the Company's common stockholders in connection with a change in control.

        Effective February 23, 2005, we entered into a Retention Bonus Plan Agreement with each of the named executive officers employed at that date that would provide a retention bonus of $250,000 pursuant to the Retention Bonus Plan upon a change in control under certain circumstances. The retention bonus is payable 50% upon a change in corporate control and the remaining 50% on a date that is six months after the change in control, subject to certain conditions including that the named executive officer remains employed with us through the six month anniversary of the change in control. If, however, the named executive officer's employment is terminated without cause or by the named executive officer for good reason as defined, in connection with, in anticipation of, or following a change in control, the second payment is payable on the date of the termination. If employment with us terminates for any reason prior to the completion of the change in control, the named executive officer forfeits any payments under the Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS FOR OUR FORMER NAMED EXECUTIVE OFFICERS

Employment Agreement with Ken Sexton

        We entered into a three-year employment agreement with Mr. Sexton dated June 24, 2002. On February 27, 2003, the Bankruptcy Court issued an order approving an amended employment agreement with Mr. Sexton. The amended agreement provided for Mr. Sexton's employment as executive vice president and chief financial officer at an annual base salary of $275,000. Mr. Sexton was also eligible to receive a performance bonus for achieving certain results in our bankruptcy proceeding. Mr. Sexton received $62,500 of his performance bonus in March 2003. The total performance bonus that Mr. Sexton was eligible to receive was based upon amounts paid to the unsecured creditors under our plan of reorganization and the number of months that we remained in bankruptcy proceedings. Based on these factors, Mr. Sexton received an additional performance bonus of $1,187,500 on August 7, 2003. Mr. Sexton was also eligible for an emergence bonus, the amount of which depended upon the timing of our emergence from bankruptcy proceedings. Mr. Sexton received an emergence bonus of $150,000 on August 7, 2003.

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

        On August 30, 2004, we entered into a second amendment to the amended employment agreement. Under the second amendment, Mr. Sexton was eligible to receive a management incentive compensation plan bonus for fiscal 2004 in the amount of $255,750, and received the remaining amount of his bonus of $41,016 on November 30, 2004. Mr. Sexton was eligible to receive a performance bonus for only the first half of fiscal 2005, or for up to 60% of the annual target bonus of $275,000. The actual amount of the performance bonus awarded to Mr. Sexton was $216,562.50 based on our results and was paid on February 15, 2005. Mr. Sexton was also eligible to receive incentive compensation, the terms, amount, and payment of which were determined by us in our sole and absolute discretion. The second amendment provided that, from October 1, 2004 through October 31, 2004, Mr. Sexton would serve only as an executive vice president and not as our chief financial officer. However, on October 28, 2004 and effective as of October 1, 2004, we entered into a letter agreement amending the amended employment agreement, pursuant to which Mr. Sexton continued as our chief financial officer until October 31, 2004. Mr. Sexton resigned from his position as chief financial officer and executive vice president on October 31, 2004 and received the $550,000 severance payment.

        The amended employment agreement contains confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Sexton's employment with us ceased.

Employment Agreement with David Sugishita

        We entered into an employment agreement with Mr. Sugishita on December 9, 2003. Pursuant to the agreement, Mr. Sugishita was treated as an at-will employee. Mr. Sugishita was hired as our executive vice president, special projects at an initial annual base salary of $300,000. In that capacity, Mr. Sugishita's responsibilities included providing financial guidance and direction limited to our prospective financial activities. Mr. Sugishita was not responsible for any of our prior financial statements. Mr. Sugishita was also eligible to participate in our MICP with an annual target bonus of $175,000. Pursuant to the agreement, for the first eighteen months of his employment, Mr. Sugishita was entitled to receive a monthly housing payment of $5,000. Effective November 2003, the Compensation Committee of our Board of Directors also approved an option grant to Mr. Sugishita for 150,000 shares of our new common stock pursuant to the 2003 Equity Incentive Plan. The right to exercise the options vested at a rate of 25% after the first twelve months and in twenty-four equal monthly installments thereafter. Upon termination of Mr. Sugishita's employment, all vested options are exercisable for 180 days following the date of his termination. In the event of a change in corporate control, all options would have vested upon the closing of such change in control.

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

        On June 25, 2004, Mr. Sugishita submitted a letter of resignation that was to take effect on August 27, 2004. We terminated Mr. Sugishita's employment on July 15, 2004. We entered into a Settlement Agreement and General Release with Mr. Sugishita on February 9, 2005 pursuant to which we paid Mr. Sugishita $175,000 and his attorneys $50,000 for legal fees and he released us from any claims he may have against us.

        The employment agreement contained confidentiality, non-solicitation and non-competition obligations that survive for one year after Mr. Sugishita's employment with us ceased.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of our Board of Directors is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees. The Compensation Committee also administers various incentive compensation and benefit plans. The members of the Compensation Committee are Messrs. Jenkins, Hirschfield and Israel. Messrs. Jenkins

and Israel have been members of the Compensation Committee since August 2003, and Mr. Hirschfield has been a member of the Compensation Committee since October 2003. None of the members of our Compensation Committee were officers or employees of ours or any of our subsidiaries during or prior to fiscal 2005, except for Mr. Mutch. Mr. Mutch became our Chief Executive Officer, a position he currently occupies, after he left his position as a member of the Compensation Committee in August 2003.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of May 31, 2005, with respect to the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of our new common stock by:

  •
  Each of our directors and named executive officers;

  •
  All of our current executive officers and directors as a group; and

  •
  Each person or "group" of persons (as defined under Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially more than 5% of the outstanding shares or voting power of our new common stock.

        In each instance, unless otherwise indicated, information about the number of shares owned and the nature of ownership has been provided by the individuals identified or described or is based on documents publicly filed by such persons and is not derived from our direct knowledge. Unless otherwise indicated, and subject to community property laws where applicable, to our knowledge each person has sole voting and investment power with respect to the shares shown beneficially owned by that shareholder. Unless otherwise indicated in the footnotes, the address of each beneficial owner is c/o Peregrine Systems, Inc., 3611 Valley Centre Drive, San Diego, California 92130.

	Beneficial Ownership of New Common Stock(1)
Name and Address of Beneficial Owner	Shares (#)(2)(3)		Percent of Class(4)
PRINCIPAL STOCKHOLDERS
LC Capital Master Fund Ltd	1,220,224	(5)	8.1%
RH Capital Associates LLC	922,650	(6)	6.1%
Mellon HBV Alternative Strategies, LLC	1,170,750	(7)	7.8%
MW Post Advisory Group, LLC	1,243,455	(8)	8.2%
CURRENT DIRECTORS AND NAMED EXECUTIVE OFFICERS
Andrew J. Brown	6,250	(9)	*
Victor A. Cohn	6,250	(10)	*
James W. Harris	6,250	(11)	*
Alan J. Hirschfield	6,250	(12)	*
Mark Israel	17,499	(13)	*
James P. Jenkins	1,177,000	(14)	7.8%
Alan Kerr	36,709	(15)	*
John Mutch	222,291	(16)	1.5%
Craig Ryall	27,940	(17)	*
Ken Saunders	40,625	(18)	*
Beth Martinko	28,750	(19)	*
FORMER DIRECTORS AND NAMED EXECUTIVE OFFICERS
Ken Sexton(20)	25,352		*
All current executive officers and directors as a group (17 persons)	1,721,376	(21)	11.4%

*
Less than 1% of the outstanding new common stock.

(1)
Includes shares of our new common stock subject to currently exercisable options or options exercisable within 60 days of May 31, 2005.

(2)
As of May 31, 2005, there were 15,074,426 shares of new common stock issued and outstanding.

(3)
As specified in footnote (1), the number of shares incorporates shares covered by options currently exercisable or exercisable within 60 days of May 31, 2005. Information in the table is provided as of May 31, 2005 and reflects our recapitalization pursuant to the plan of reorganization.

(4)
Percentage ownership is based on 15,074,426 shares of new common stock outstanding and 1,973,525 shares of new common stock underlying options outstanding as of May 31, 2005.

(5)
Based upon information provided in a Schedule 13D filed with the Securities and Exchange Commission on September 14, 2004 on behalf of LC Capital Master Fund, Ltd., Lampe, Conway & Co., LLC, Steven G. Lampe, and Richard F. Conway pursuant to a joint filing agreement. Lampe, Conway & Co., LLC is the investment manager of LC Capital Master Fund, Ltd. and Institutional Benchmarks Fund, Ltd. Lampe, Conway & Co. LLC, Steven G. Lampe and Richard Conway share voting and dispositive power over 1,220,224 shares of our new common stock. LC Master Capital Fund, Ltd. shares voting and dispositive power over 1,157,124 shares of our new common stock. Each of the reporting persons disclaims beneficial ownership of the shares except to the extent of their pecuniary interest therein. The address of the principal business of LC Capital Master Fund, Ltd. is c/o Trident Fund Services (B.B.I.) Limited, PO Box

  146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands. The principal place of business of the remaining reporting persons is 680 Fifth Avenue, Suite 1202, New York, New York 10019.

(6)
Based upon information provided in an amended Schedule 13D filed with the Securities and Exchange Commission on November 9, 2004 on behalf of RH Capital Associates LLC, Robert Horwitz, RH Capital Associates Number One, L.P., and Cragswood Ltd. pursuant to a joint filing agreement. RH Capital Associates LLC is the sole general partner of RH Capital Associates Number One, L.P., which beneficially owns 693,528 shares of our new common stock. Mr. Horwitz, one of our former directors, is the managing member of RH Capital Associates LLC. RH Capital Associates LLC is also an investment manager of Cragswood Ltd., which beneficially owns 229,122 shares of our new common stock. RH Capital Associates LLC shares voting and dispositive power of all shares beneficially owned with RH Capital Associates Number One, L.P. and Cragswood Ltd to the extent of their share ownership. The address of the principal business of each of the reporting persons is 139 West Saddle River Road, Saddle River, NJ 07458.

(7)
Based upon information provided in an amended Schedule 13D filed with the Securities and Exchange Commission on August 19, 2003 on behalf of Mellon HBV Master Rediscovered Opportunities Fund and Mellon HBV Alternative Strategies, LLC pursuant to a joint filing agreement. Mellon HBV Alternative Strategies, LLC is the general partner of Mellon HBV Rediscovered Opportunities Fund LP. James P. Jenkins is a portfolio manager of Mellon HBV Alternative Strategies, LLC and Mellon HBV Rediscovered Opportunities Fund LP and is also the current Chairman of our Board. Mr. Jenkins disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mellon HBV Master Rediscovered Opportunities Fund and Mellon HBV Alternative Strategies, LLC share voting and dispositive power over all 1,170,750 shares beneficially owned. The address of the principal business of each of the reporting persons is 200 Park Avenue, Suite 3300, New York, NY 10166.

(8)
Based upon information provided in an amended Schedule 13D filed with the Securities and Exchange Commission on February 9, 2005 on behalf of MW Post Advisory Group, LLC and various other funds for which MW Post Advisory Group, LLC serves as the investment advisor pursuant to a joint filing agreement. MW Post Advisory Group shares voting and dispositive power of all 1,243,455 shares beneficially owned with the other funds for which it serves as an investment advisor to the extent of their beneficial ownership in the shares. The address of the principal business of each of the reporting persons is 11766 Wilshire Blvd., Suite 1660, Los Angeles, CA 90025.

(9)
Represents shares of our new common stock that Mr. Brown has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(10)
Represents shares of our new common stock that Mr. Cohn has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(11)
Represents shares of our new common stock that Mr. Harris has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(12)
Represents shares of our new common stock that Mr. Hirschfield has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(13)
Includes 6,250 shares of our new common stock that Mr. Israel had the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(14)
Includes 6,250 shares of our new common stock that Mr. Jenkins has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005. The remaining 1,170,750 shares of our new common stock that comprise the shares listed as beneficially owned by Mr. Jenkins are the same 1,170,750 shares of new common stock listed as beneficially owned by Mellon HBV Alternative Strategies, LLC. Mr. Jenkins is both the chairman of our current Board of Directors and a portfolio manager of Mellon HBV Alternative Strategies, LLC and Mellon HBV Rediscovered Opportunities Fund LP as described in footnote (7). Mr. Jenkins disclaims beneficial ownership of the 1,170,750 shares of our new common stock held by Mellon HBV Alternative Strategies, LLC, except to the extent of his pecuniary interest therein.

(15)
Represents shares of our new common stock that Mr. Kerr has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(16)
Includes 182,291 shares of our new common stock that Mr. Mutch has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005 and 40,000 shares of restricted stock that Mr. Mutch owns.

(17)
Includes 27,938 shares of our new common stock that Mr. Ryall has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005. Includes two shares of our new common stock owned by the Ryall Family Trust, of which Mr. Ryall is both a beneficiary and a trustee.

(18)
Represents shares of our new common stock that Mr. Saunders has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(19)
Represents shares of our new common stock that Ms. Martinko has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(20)
Represents 25,352 shares of our new common stock that Mr. Sexton has the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

(21)
Includes 353,813 shares of our new common stock that the directors and executive officers as a group have the right to acquire through currently exercisable options or options exercisable within 60 days of May 31, 2005.

For information regarding our equity compensation plan see "Item 5, Market Price for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions or series of transactions during fiscal 2005 or any current proposed transactions or series of transactions to which we have been a party in which the amount involved in the transaction or series of transactions exceeds $60,000 and in which any person who served as a director or executive officer during fiscal 2005 or currently, or was or is a holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing individuals, had or will have a direct or indirect material interest, other than compensation arrangements described in Item 11 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

        Audit and Related Fees The following is a summary of fees and services approved by the Audit Committee and performed by our external auditors for the fiscal years ended March 31, 2005 and 2004.

        Audit Fees.    The aggregate fees billed to us for each of fiscal 2005 and fiscal 2004 for professional services rendered by PricewaterhouseCoopers LLP for (i) the audit of our annual financial statements included in our Form 10-K; (ii) review of our interim financial statements included in the quarterly reports on Form 10-Q; and (iii) audits of our various statutory requirements were:

Fiscal Year ended March 31, 2005	$3,605,000
Fiscal Year ended March 31, 2004	$2,945,000

        Amounts are accumulated based on the fiscal year for which the service is provided and not the year in which the services are rendered. Certain amounts have been estimated pending completion of statutory audits or accumulation of actual billing information.

        Tax Fees.    The aggregate fees billed to us in each of fiscal 2005 and fiscal 2004 for professional services rendered by KPMG and PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were:

Fiscal Year ended March 31, 2005:
KPMG:	$1,853,000
PricewaterhouseCoopers LLP	387,000

Total:	$2,240,000

Fiscal Year ended March 31, 2004:
KPMG:	$853,000
PricewaterhouseCoopers LLP	1,454,000

Total:	$2,307,000

        All Other Fees.    The aggregate fees billed to us in each of fiscal 2005 and fiscal 2004 for products and services provided by KPMG and PricewaterhouseCoopers LLP, except those included above under the captions "Audit Fees" and "Tax Fees" were:

Fiscal Year ended March 31, 2005:
KPMG:	$85,000
PricewaterhouseCoopers LLP	—

Total:	$85,000

Fiscal Year ended March 31, 2004:
KPMG:	$71,000
PricewaterhouseCoopers LLP:	25,000

Total:	$96,000

        Our Audit Committee has not adopted any pre-approval policies or procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.     CONSOLIDATED FINANCIAL STATEMENTS:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2005 and 2004 (Successor Company)	F-5
Consolidated Statements of Operations for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-6
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-7
Consolidated Statements of Cash Flows for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-8
Notes to Consolidated Financial Statements	F-9

2.     FINANCIAL STATEMENT SCHEDULES:

Schedule II—Valuation and Qualifying Accounts	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.     EXHIBITS

Exhibit	Description
2.1(h)	Acquisition Agreement, dated September 20, 2002, by and among BMC Software Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.2(h)	First Amendment to Acquisition Agreement, dated September 24, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.3(h)	Second Amendment to Acquisition Agreement, dated October 25, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.4(h)	Third Amendment to Acquisition Agreement, dated November 18, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.5(i)	Disclosure Statement in Support of Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., dated May 29, 2003.
2.6(j)	Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., as modified, dated July 14, 2003.
2.7(j)	Order Pursuant to Section 1129 of the Federal Bankruptcy Code Confirming Debtors' Fourth Amended Plan of Reorganization, as modified, dated July 14, 2003 (Docket Nos. 1902, 2163 and 2229).
2.8(g)	Acquisition Agreement, dated June 12, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc. and PCI International Limited.

2.9(g)	Amendment No. 1 to Acquisition Agreement, dated June 21, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc., PCI International Limited and PCI International, Inc.
2.10(a)	Asset Purchase Agreement, dated July 19, 2002, by and among Peregrine Systems, Inc. and MAXIMUS, Inc.
2.11(a)	Letter amending the Asset Purchase Agreement, dated July 30, 2002, by and among Peregrine Systems, Inc. and Maximus, Inc.
2.12(a)	Asset Purchase Agreement, dated July 31, 2002, by and among Peregrine Systems, Inc. and Tririga Real Estate & Facilities LLC.
2.13(a)	Letter amending the Asset Purchase Agreement, dated August 2, 2002, by and among Peregrine Systems, Inc. and Tririga Real Estate & Facilities LLC.
2.14(a)	Purchase and Sale Agreement, dated September 9, 2002, by and among eXchangeBridge, Inc., Peregrine Systems, Inc. and GLE Acquisitions, LLC.
2.15(a)	Asset Purchase Agreement, dated November 15, 2002, by and among Peregrine Systems, Inc., October Acquisition Corporation and American Express Travel Related Services Company, Inc.
2.16(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Peregrine Systems Ltd. and TSB Solutions, Inc.
2.17(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Telco Research Corporation and Symphony Service Corp.
3.1(l)	Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on August 7, 2003.
3.2(l)	Amended and Restated Bylaws, adopted August 7, 2003.
4.1(l)	Specimen Common Stock Certificate for our par value $0.0001 per share common stock issued in connection with our reorganization under our Fourth Amended Plan of Reorganization.
4.2(k)	Indenture dated August 7, 2003 between Peregrine Systems, Inc. and U.S. Bank National Association, as Trustee.
4.3(k)	Form of 6 1/2% Senior Notes due 2007.
4.4(a)	Final Order, signed on November 12, 2003, (a) Certifying Classes for Settlement Purposes Only, (b) Appointing Settlement Class Representatives, (c) Approving and Authorizing Class Representatives to Enter Into and Implement Settlement Agreement, (d) Estimating Value of Class 9 Indemnity Claims of Directors and Officers for Purposes of Implementing Settlement Agreement and Making Plan Distributions, and (e) Approving Adequacy of Notice Procedures for Class Action Settlement.
9.1(a)	Voting and Distribution Agreement, dated August 5, 2003, by and among Peregrine Systems, Inc. and the Post-Emergence Equity Committee.
10.1(a)	Form of Standard Indemnification Agreement for directors and officers.
10.2(a)	1997 Employee Stock Purchase Plan, as amended and restated effective as of November 1, 2000 and form of agreement thereunder.
10.3(a)*	1997 Director Option Plan, as amended January 18, 2000 and form of agreement thereunder.

10.4(a)*	1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001 and form of agreement thereunder.
10.5(a)*	1994 Stock Option Plan, as amended through July 8, 2002 and form of agreement thereunder.
10.6(a)*	2003 Equity Incentive Plan, a restatement of the 1994 Stock Option Plan, and forms of agreement thereunder.
10.7(a)	Amended and Restated Office Lease and Settlement Agreement between Peregrine Systems, Inc. and Kilroy Realty, L.P., dated August 28, 2003.
10.8(a)	First Amendment to Amended and Restated Office Lease and Settlement Agreement, dated December 2003.
10.9(a)*	Amended Employment Agreement, effective June 1, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.10(a)*	First Amendment to Amended Employment Agreement, dated December 11, 2003, by and among Peregrine Systems, Inc. and Gary G. Greenfield.
10.11(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.12(a)*	Amended Employment Agreement, effective June 24, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.13(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.14(a)*	First Amendment to Amended Employment Agreement, dated April 5, 2004, by and among Peregrine Systems, Inc. and Kenneth A. Sexton.
10.15(a)*	Employment Letter, dated August 14, 2003, between Peregrine Systems, Inc. and John Mutch.
10.16(a)*	Statement of Terms and Conditions of Employment, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.17(a)*	Executive Employment Offer Letter, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.18(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Craig Ryall.
10.19(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Mary Lou O'Keefe.
10.20(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Deborah Traub.
10.21(a)	Reserved.
10.22(a)	Reserved.
10.23(a)	Reserved.
10.24(p)	Reserved.
10.25(a)	Reserved.
10.26(a)*	Employment Letter, dated January 5, 2004, between Peregrine Systems, Inc. and James Zierick.

10.27(a)	Executive Employment Agreement, dated January 20, 2004, between Peregrine Systems, Inc. and Beth Martinko.
10.28(a)*	Key Employee Retention Plan.
10.29(a)*	Key Employee Severance Plan.
10.30(a)*	Management Incentive Compensation Program.
10.31(f)	Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.32(f)	Amendment No. 1 to Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.33(f)	Post Closing Matters Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.34(a)	Forbearance Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank, Wells Fargo HSBC Trade Bank, N.A. and Fleet Business Credit, LLC as agent.
10.35(a)	Intercreditor Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were party thereto.
10.36(a)	Settlement Agreement by and among Peregrine Systems, Inc., Peregrine Remedy, Inc. and Motive Communications, Inc.
10.37(a)	Settlement Agreement and Release by and among Peregrine Systems, Inc., International Business Machine Corporation and IBM Credit Corporation.
10.38(a)	Settlement Agreement and Mutual General Release by and among Peregrine Systems, Inc., Fujitsu Transaction Solutions, Inc. and Fleet Business Credit LLC.
10.39(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries and Fleet Business Credit, LLC.
10.40(a)	Promissory Note, dated August 26, 2002, with Fleet Business Credit, LLC.
10.41(a)	Agreement Regarding Purchaser Bank Arrangements, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank and Wells Fargo HSBC Trade Bank, N.A.
10.42(a)	Consent and Termination Agreement, dated August 7, 2003, by and among Fleet Business Credit, LLC, Wells Fargo HSBC Trade Bank, N.A., Silicon Valley Bank and Fleet Business Credit, LLC.
10.43(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Silicon Valley Bank.
10.44(a)	Promissory Note, dated August 26, 2002, with Silicon Valley Bank Promissory Note.
10.45(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Wells Fargo HSBC Trade Bank, N.A.
10.46(a)	Promissory Note dated August 26, 2002, with Wells Fargo HSBC Trade Bank, N.A.
10.47(a)	Facility Funding Agreement, dated September 9, 2002, between Peregrine Systems, Inc. and its Peregrine Systems Operations Limited subsidiary.

10.48(a)	Amended Settlement Agreement, dated October 14, 2003, among Peregrine Systems, Inc., the Post-Emergence Equity Committee, and the Loran Group and Heywood Waga as co-lead plaintiffs in the Securities Action.
10.49(a)	Funding Agreement, dated September 9, 2002, between Peregrine Systems Operations Limited and Peregrine Systems Limited.
10.50(a)	Debtor in Possession Credit Agreement, dated September 24, 2002, by and among Peregrine Systems, Inc., Peregrine Remedy, Inc., and various subsidiaries thereof, and BMC Software, Inc.
10.51(b)	Revolving Credit Agreement, dated October 29, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.52(c)	First Amendment to Revolving Credit Agreement and Limited Waiver, dated December 20, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.53(c)	Second Amendment to Revolving Credit Agreement and Limited Waiver, dated December 31, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.54(a)	Third Amendment to Revolving Credit Agreement and Limited Waiver, dated March 25, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.55(a)	Fourth Amendment to Revolving Credit Agreement and Limited Waiver, dated April 22, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.56(m)*	Second Amendment to Employment Agreement between Peregrine Systems, Inc. and Ken Sexton dated August 30, 2004.
10.57(m)*	Employment Agreement between Peregrine Systems, Inc. and Kenneth Saunders dated July 20, 2004.
10.58(m)*	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and John Mutch dated August 20, 2004..
10.59(m)*	Performance Stock Unit Agreement between Peregrine Systems, Inc. and John Mutch effective August 20, 2004.
10.60(m)*	Restricted Stock Grant Notice and Restricted Stock Agreement between Peregrine Systems, Inc. and John Mutch dated August 20, 2004.
10.61(m)*	Employment Agreement between Peregrine Systems, Inc. and Russell Mann dated July 12, 2004.
10.62(m)*	Employment Agreement between Peregrine Systems, Inc. and Russell Clark dated August 4, 2004.
10.63(n)*	Third Amendment to Employment Agreement between Peregrine Systems, Inc. and Ken Sexton effective October 1, 2004.
10.64(p)*	Amendment to Restated Employment Agreement between Peregrine Systems, Inc. and Ken Saunders effective October 1, 2004.
10.65(p)*	Settlement Agreement and Mutual General Release between Gary Greenfield and Peregrine Systems, Inc. dated August 27, 2004.
10.66(p)	Executive Employment Agreement between Peregrine Systems, Inc. and Kevin Courtois effective as of October 6, 2004.

10.67(p)	Executive Employment Agreement between Peregrine Systems, Inc. and Beth Martinko effective January 20, 2004.
10.68(q)	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and Ken Saunders dated as of March 4, 2005.
10.69(q)	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and Ken Saunders dated as of March 4, 2005.
10.70(q)	Retention Bonus Plan effective February 22, 2005.
10.71(q)	Performance Stock Unit Agreement between Peregrine Systems Inc. and Ken Saunders effective August 6, 2004.
10.72(r)	Form of Retention Bonus Plan Agreement between Peregrine Systems, Inc. and its executive officers dated February 23, 2005.
10.73(r)	Amended Employment Agreement between Peregrine Systems, Inc. and Craig Ryall effective as of February 22, 2005.
10.74(r)	Amended Employment Agreement between Peregrine Systems, Inc. and Beth Martinko effective as of February 22, 2005.
10.75(r)	Settlement Agreement and General Release between Peregrine Systems, Inc. and David Sugishita dated as of February 6, 2005.
10.76(r)	Amended Employment Agreement between Peregrine Systems, Inc. and Russ Mann effective as of February 22, 2005.
10.77(r)	Amended Employment Agreement between Peregrine Systems, Inc. and Kevin Courtois effective as of February 22, 2005.
10.78(r)	Amended Employment Agreement between Peregrine Systems, Inc. and Deborah Traub effective as of February 22, 2005.
10.79(r)	Amended Employment Agreement between Peregrine Systems, Inc. and James Zierick effective as of February 22, 2005.
10.80(r)	Executive Employment Agreement between Peregrine Systems, Inc. and Donald Boyce effective as of February 22, 2005.
10.81(r)	Amended Employment Agreement between Peregrine Systems, Inc. and Mary Lou O'Keefe effective as of February 22, 2005.
16.1(e)	Letter from KPMG LLP regarding Change in Certifying Accountant.
16.2(d)	Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.
21.1(r)	Subsidiaries of the Registrant.
31.1(r)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(r)	Certification of Chief Financial Officer pursuant to Section 303 of the Sarbanes-Oxley Act of 2002.
32.1(r)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(r)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(a)	Securities and Exchange Commission Final Judgment of Permanent Injunction against Defendant Peregrine Systems, Inc.

99.2(a)	Securities and Exchange Commission Supplemental Consent and Undertaking of Defendant Peregrine Systems, Inc.
99.3(a)	Amended Litigation Trust Agreement.
99.4(a)	Order Approving Modified Employment Agreements and Compensation and Incentive Packages for Debtor's Chief Executive Officer and Chief Financial Officer.
99.5(a)	Consent and Undertaking of Peregrine Systems, Inc.

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

(p)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Annual Report on Form 10-K on December 20, 2004.

(q)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Quarterly Report on Form 10-Q on April 29, 2005.

(r)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2005	PEREGRINE SYSTEMS, INC.
	By:	/s/ JOHN MUTCH John Mutch President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN MUTCH John Mutch	President, Chief Executive Officer & Director (Principal Executive Officer)	June 30, 2005
/s/ KENNETH J. SAUNDERS Kenneth J. Saunders	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	June 30, 2005
/s/ RUSSELL C. CLARK Russell C. Clark	Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 30, 2005
/s/ JAMES P. JENKINS James P. Jenkins	Chairman of the Board of Directors	June 30, 2005
/s/ ANDREW J. BROWN Andrew J. Brown	Director	June 30, 2005
/s/ VICTOR A. COHN Victor A. Cohn	Director	June 30, 2005
/s/ JAMES W. HARRIS James W. Harris	Director	June 30, 2005
/s/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director	June 30, 2005
/s/ MARK ISRAEL Mark Israel	Director	June 30, 2005

PEREGRINE SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2005 and 2004 (Successor Company)	F-6
Consolidated Statements of Operations for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-7
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-8
Consolidated Statements of Cash Flows for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-9
Notes to Consolidated Financial Statements	F-10
FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Peregrine Systems, Inc.:

        We were engaged to perform an integrated audit of Peregrine Systems, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company's consolidated financial statements for 2005 and for the period from July 19, 2003 to March 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2005.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and its subsidiaries (Successor Company) at March 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended March 31, 2005 and the period from July 19, 2003 to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, as of and for the periods referenced above, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 2 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Fourth Amended Plan of Reorganization (the reorganization plan) on July 18, 2003. Confirmation of the reorganization plan resulted in the restructuring or extinguishment of claims against the Company that arose before September 22, 2002 and substantially altered rights and interests of equity holders as provided for in the reorganization plan. The reorganization plan was substantially consummated on August 7, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting as of July 18, 2003.

Internal control over financial reporting

        The Company has not reported on its assessment of the effectiveness of internal control over financial reporting. Because management did not report on its assessment, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company's internal control over financial reporting.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not reported on its assessment of the Company's internal control over financial reporting as of March 31, 2005, management has identified the following material weaknesses as of March 31, 2005:

  •
  Ineffective control over period-end financial reporting processes—At March 31, 2005, the Company did not maintain effective control over its period-end financial reporting process. Management determined that the period-end financial reporting processes were ineffective as they relate to the preparation, review and approval of journal entries (including post-closing adjustments) and of the conclusions regarding accounting and financial reporting matters. Specifically, there was a lack of in-depth review by personnel with the requisite knowledge sufficient for the conclusions. This control deficiency resulted in adjustments to cash, accounts receivable, prepaid expenses, accounts payable and deferred revenue in the interim and annual financial statements during 2005, and could result in misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective controls over purchasing and liability recognition—At March 31, 2005, the Company did not maintain effective control over authorization of purchases and recording of liabilities. Specifically, management identified deficiencies in the following areas; procedures surrounding the receipt of goods and services, matching of vendor invoices to properly approved purchase orders, and ensuring that liabilities are recorded in the proper period. As a result, purchases could be recorded in inappropriate periods. These control deficiencies resulted in adjustments to the interim and annual financial statements during 2005 to properly reflect period-end accounts payable and accrued liability balances and related expenses. Additionally, these control deficiencies could result in misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

  •
  Ineffective control over access to financial applications and data—At March 31, 2005, the Company did not maintain effective control over access to its financial applications and data. Specifically, certain information technology staff had access to financial application programs and data, and it did not adequately restrict access for users with financial, accounting and reporting responsibilities. In addition, the Company lacks monitoring controls over access to financial applications and data and appropriate compensating controls in the period-end financial reporting process as noted above. This control deficiency did not result in adjustments to interim or annual financial statements during 2005. However, this control deficiency could result in misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over recording the Company's income tax provision—At March 31, 2005, the Company did not maintain adequate control over the preparation, review and approval of its income tax provision. Specifically, the Company's control over the income tax provision (including determination of the effective tax rate, monitoring of foreign activity and tracking of deferred tax balances), journal entries to record the provision and reconciliation of the income tax provision workpapers to the general ledger was not adequate to ensure the accuracy of the income tax provision. In addition, the Company lacks personnel with the necessary experience and expertise to accurately prepare, review and approve income tax provisions which contributed to the ineffective control over its income tax provision. This control deficiency resulted in adjustments to the Company's income tax provisions in the second and third quarter financial statements and revisions to its disclosures in the annual financial statements during 2005. Additionally, this control deficiency could result in a misstatement of the Company's financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over spreadsheets—At March 31, 2005, the Company did not maintain adequate control over spreadsheets used in its financial reporting process. Among other areas, spreadsheets are utilized in determining the Company's consolidated income tax provision, preparing the Company's period-end consolidation and calculating the quarterly change in the Company's cumulative translation adjustment. Management has determined that there were insufficient change management or access controls in place, or such processes lacked formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and no review or approval to detect unauthorized changes or errors. This control deficiency resulted in an adjustment to the Company's income tax provision in the second quarter 2005 financial statements. Additionally, this control deficiency could result in a misstatement of the Company's financial statements that would not have been prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

        The existence of one or more material weaknesses as of March 31, 2005 would preclude a conclusion that the Company's internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our disclaimer of opinion regarding management's assessment and the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Diego, California
June 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Peregrine Systems, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Peregrine Systems, Inc. and its subsidiaries (Predecessor Company) for the period from April 1, 2003 to July 18, 2003 and for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, as of and for the period referenced above, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California
December 17, 2004

PEREGRINE SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except par value data)

	Successor Company
	March 31, 2005	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$84,765	$105,946
Cash—restricted	4,325	4,654
Accounts receivable, net of allowance for doubtful accounts of $1,291 and $2,441, respectively	35,407	39,113
Deferred taxes	4,620	4,660
Other current assets	8,887	13,395

Total current assets	138,004	167,768
Property and equipment, net	8,422	7,507
Identifiable intangible assets, net	86,942	108,889
Goodwill	184,835	183,650
Investments and other assets	2,113	4,974

Total assets	$420,316	$472,788

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,106	$6,581
Accrued expenses	69,642	65,454
Current portion of deferred revenue	66,086	69,532
Current portion of notes payable	17,811	22,853

Total current liabilities	157,645	164,420

Non-current Liabilities:
Deferred revenue, net of current portion	5,906	5,646
Notes payable, net of current portion	29,007	46,467
Deferred taxes	4,923	6,644

Total non-current liabilities	39,836	58,757

Commitments and Contingencies—Notes 11, 12 and 17
Stockholders' Equity
Preferred stock—$0.0001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.0001 par value, 100,000 shares authorized, 15,074 and 15,000 shares issued and outstanding, respectively	2	2
Additional paid-in capital	271,150	270,004
Subscriptions receivable	(36)	(64)
Accumulated deficit	(43,268)	(17,868)
Accumulated other comprehensive loss	(5,013)	(2,463)

Total stockholders' equity	222,835	249,611

Total liabilities and stockholders' equity	$420,316	$472,788

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Revenue:
Licenses	$64,647	$49,146	$13,525	$88,567
Maintenance	109,031	66,340	29,176	99,801
Consulting and training	17,372	10,398	5,954	41,672

Total revenue	191,050	125,884	48,655	230,040

Costs and Expenses:
Cost of licenses	1,507	1,437	706	6,273
Cost of maintenance	18,722	11,883	5,152	26,464
Cost of consulting and training	18,149	10,989	5,289	38,400
Sales and marketing	67,619	36,631	14,588	107,891
Research and development	29,645	20,412	8,908	52,410
General and administrative	52,376	33,491	13,953	87,129
Amortization of intangible assets	23,218	16,211	—	—
Restructuring, impairments and other	(1,096)	—	(1,239)	92,231

Total operating costs and expenses	210,140	131,054	47,357	410,798

Operating (loss) income from continuing operations	(19,090)	(5,170)	1,298	(180,758)
Foreign currency transaction gains (losses), net	2,162	631	(998)	(1,654)
Reorganization items, net	(1,567)	(7,188)	378,821	(458)
Interest income	1,455	1,179	618	789
Interest expense	(4,002)	(4,623)	(4,706)	(36,532)
Other income	944	—	—	—

(Loss) income from continuing operations before income taxes	(20,098)	(15,171)	375,033	(218,613)
Income tax expense on continuing operations	(5,302)	(2,697)	(1,096)	(8,092)

(Loss) income from continuing operations	(25,400)	(17,868)	373,937	(226,705)
Income from discontinued operations, net of income taxes	—	—	252	257,564

Net (loss) income	$(25,400)	$(17,868)	$374,189	$30,859

Net (loss) income per share, basic:
(Loss) income per share from continuing operations	$(1.69)	$(1.19)	$1.91	$(1.16)
Income per share from discontinued operations	—	—	—	1.32

Net (loss) income per share	$(1.69)	$(1.19)	$1.91	$0.16

Basic shares used in computation	15,055	15,000	195,654	195,248

Net (loss) income per share, diluted:
(Loss) income per share from continuing operations	$(1.69)	$(1.19)	$1.82	$(1.16)
Income per share from discontinued operations	—	—	—	1.32

Net (loss) income per share	$(1.69)	$(1.19)	$1.82	$0.16

Diluted shares used in computation	15,055	15,000	208,302	195,248

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
(in thousands)

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Unearned Portion of Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)	Comprehensive Income (Loss)
Balance, March 31, 2002	194,993	$195	$3,901,453	$(13,366)	$(4,150,163)	$(82,242)	$(10,697)	$(4,954)	$(359,774)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(2,786)	(2,786)	$(2,786)
Net income	—	—	—	—	30,859	—	—	—	30,859	30,859
Expiration of guaranteed value common stock arrangement	—	—	56	—	—	—	—	—	56
Stock issued under employee plans	245	—	1,143	—	—	—	—	—	1,143
Settlement of subscriptions receivable	—	—	—	12,135	—	—	—	—	12,135
Compensation expense related to restricted stock and options	1,700	2	(28,486)	1,161	—	81,691	—	—	54,368

Balance, March 31, 2003	196,938	197	3,874,166	(70)	(4,119,304)	(551)	(10,697)	(7,740)	(263,999)	$28,073

Equity adjustment from foreign currency translation of Predecessor Company	—	—	—	—	—	—	—	956	956	$956
Net income of Predecessor Company	—	—	—	—	374,189	—	—	—	374,189	374,189
Collection of subscriptions receivable by Predecessor Company	—	—	—	6	—	—	—	—	6
Compensation expense related to restricted stock of Predecessor Company	—	—	—	—	—	551	—	—	551
Application of fresh-start reporting:
Cancellation of Predecessor Company common stock	(196,938)	(197)	(3,874,166)	—	—	—	10,697	—	(3,863,666)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive loss	—	—	—	—	3,745,115	—	—	6,784	3,751,899
Issuance of Successor Company common stock	15,000	2	269,998	—	—	—	—	—	270,000

Balance at July 18, 2003 Successor Company	15,000	2	269,998	(64)	—	—	—	—	269,936	$375,145

Equity adjustment from foreign currency translation of Successor Company	—	—	—	—	—	—	—	(2,463)	(2,463)	$(2,463)
Net loss of Successor Company	—	—	—	—	(17,868)	—	—	—	(17,868)	(17,868)
Stock issued under employee plans of Successor Company	—	—	6	—	—	—	—	—	6

Balance, March 31, 2004	15,000	2	270,004	(64)	(17,868)	—	—	(2,463)	249,611	$(20,331)

Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(2,550)	(2,550)	$(2,550)
Net loss	—	—	—	—	(25,400)	—	—	—	(25,400)	(25,400)
Stock issued under employee plans	74	—	1,146	—	—	—	—	—	1,146	—
Collection of subscriptions receivable	—	—	—	28	—	—	—	—	28

Balance, March 31, 2005	15,074	$2	$271,150	$(36)	$(43,268)	$—	$—	$(5,013)	$222,835	$(27,950)

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Cash flow from operating activities:
(Loss) income from continuing operations	$(25,400)	$(17,868)	$373,937	$(226,705)
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	27,563	20,762	2,469	15,482
Non-cash restructuring, impairments and other	—	—	—	53,597
Stock compensation expense	839	—	551	42,355
Non-cash reorganization items	(676)	(1,968)	(393,901)	(11,802)
Foreign currency transaction losses (gains), net	(2,162)	(631)	998	1,654
Cash used to pay imputed interest portion of long-term debt	(1,056)	(427)	—	—
Gain on sale of investments	(1,096)	—	(1,239)	—
Cash used to pay reorganization items	(3,275)	(1,614)	(42,877)	—
Deferred taxes	(79)	622	—	—
Gain on collection of employee notes receivable	(944)	—	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	4,907	(9,881)	11,534	5,830
Other assets	4,313	10,709	1,402	1,083
Accounts payable	(2,451)	(3,868)	2,630	(5,141)
Accrued expenses	2,266	(9,761)	3,970	20,855
Deferred revenue	(4,687)	18,860	(11,131)	(27,484)

Net cash (used in) provided by operating activities	(1,938)	4,935	(51,657)	(130,276)

Cash flow from investing activities:
Collection of Remedy sale indemnification holdback	—	10,000	—	—
Sale of investments and collection of notes receivable	4,195	1,000	5,431	—
Collection of notes receivable from employees	944	—	—	525
Proceeds from sale of non-core product lines	—	—	—	15,910
Purchases of property and equipment	(4,558)	(2,560)	(10)	(753)
Proceeds from sales of property and equipment	310	—	—	—
Purchases of marketable securities available for sale	(25,000)	—	—	—
Proceeds from sale of marketable securities available for sale	25,000	—	—	—
Change in restricted cash	356	(1,869)	27,157	(26,622)
Maturities of short-term investments	—	—	—	17,606

Net cash provided by investing activities	1,247	6,571	32,578	6,666

Cash flow from financing activities:
Proceeds from debtor in possession financing	—	—	—	54,014
Repayments of debtor in possession financing	—	—	—	(54,014)
Advances from factored receivables	—	—	—	28,338
Repayments of factored receivables	(4,748)	(7,107)	(24,282)	(134,063)
Issuance of long-term debt	—	—	—	57,904
Repayment of long-term debt	(17,617)	(7,350)	(86,516)	(61,394)
Collection on subscriptions receivable	28	—	6	8,300
Bank overdraft	—	—	—	(12,445)
Issuance of common stock, employee plans	307	6	—	1,145

Net cash used in financing activities	(22,030)	(14,451)	(110,792)	(112,215)

Effect of exchange rate changes on cash	1,540	826	1,057	2,649

Net cash flows from discontinued operations	—	—	2,565	384,000

Net (decrease) increase in cash and cash equivalents	(21,181)	(2,119)	(126,249)	150,824
Cash and cash equivalents, beginning of period	105,946	108,065	234,314	83,490

Cash and cash equivalents, end of period	$84,765	$105,946	$108,065	$234,314

Cash paid during the period for:
Interest	$3,188	$2,797	$34	$14,874

Income taxes	$5,062	$1,831	$1,434	$11,085

Supplemental Disclosure of Non-Cash Activities of Continuing Operations:
Guaranteed value common stock (see Note 18)	—	—	—	$(9,520)

Common stock issued for investments and investments exchanged for cancellation of deferred revenue	—	—	—	$(3,835)

The accompanying notes are an integral part of these consolidated financial statements.

PEREGRINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Operations

Business

        Peregrine Systems, Inc. (the Company or Peregrine) is a global provider of enterprise software. Peregrine's core business is providing information technology asset and service management software solutions.

        From the Company's initial public offering in 1997 through the fiscal year ended March 31, 2002, Peregrine significantly expanded its product line through a series of acquisitions, broadening its business beyond its original core market. The Company began a major restructuring in 2002 amid concerns about liquidity. The non-core Supply Chain Enablement (Harbinger and Extricity) and Remedy businesses were sold in June 2002 and November 2002, respectively, and are treated as discontinued operations in the consolidated financial statements. During the fiscal year ended March 31, 2003, Peregrine sold other non-core product lines, including products used in fleet management, facility management, telecommunications management, and travel management. Peregrine's core software product suites, after divestiture of non-core products, are AssetCenter[nc_cad,176] and ServiceCenter[nc_cad,176]. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine's products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine's products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets.

Bankruptcy Proceedings and Restructuring Activities

        On September 22, 2002, Peregrine and its wholly-owned Peregrine Remedy, Inc. subsidiary (Remedy), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization of the Company (the Reorganization Plan) was confirmed by the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court) on July 18, 2003 and it became effective on August 7, 2003. From September 22, 2002 until August 7, 2003, the Company operated the business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court.

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

Discontinued Operations

        As more fully described in Note 3, the historic consolidated financial statements of the Predecessor Company reflect its Remedy and SCE businesses as discontinued operations. The detailed results of operations and cash flows reflect only the results of continuing operations. Interest income and expense for discontinued operations relates to the financial instruments held by the respective businesses.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, internal use software development costs and deferred tax assets, the determination of the worldwide income tax provision and associated liabilities, and the determination of whether fees for license revenue are fixed or determinable and collection is probable.

Reorganization Under Chapter 11

        On September 22, 2002, Peregrine and Remedy filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Bankruptcy Court confirmed the Reorganization Plan on July 18, 2003 and it became effective on August 7, 2003. From the Petition Date until August 7, 2003, the Company operated the business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court.

        As a result of its bankruptcy filing under Chapter 11, the Company was subject to the provisions of SOP 90-7 for the reporting periods subsequent to the Petition Date. Pursuant to SOP 90-7, the financial statements have been prepared on a going concern basis that contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities affected by the Reorganization Plan were reported at the estimated allowed amounts under the Reorganization Plan, even if they were ultimately settled for lesser amounts. Revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items. Certain items directly associated with the Chapter 11 filing, primarily legal fees associated with the ongoing settlement of claims, will continue to be reported separately subsequent to the adoption of fresh-start reporting. Interest expense during the Chapter 11 proceedings was only accrued to the extent that it was paid during the proceedings or it was an allowed priority, secured or unsecured claim. For the 109 days ended July 18, 2003 and the year ended March 31, 2003, the Predecessor Company did not accrue contractual interest of $0.5 million and $1.7 million, respectively.

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

        Revenue from maintenance services is recognized ratably over the term of the support period, which is generally one year. Consulting revenue is primarily related to installation and implementation services for the Company's software products, which are most often performed on a time and material basis under separate service agreements. Consulting services are not usually essential to the functionality of the software. Revenue from consulting and training services is recognized as the respective services are performed.

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

        The performance of numerous third-party partners can also affect the Company's ability to collect receivables. In addition to selling directly to end-user customers, Peregrine partners with various third parties in delivering its solutions to end-user customers. Third-party alliance partners work closely with the Company in delivering Peregrine's solutions to a wide variety of customers. Sales associated with the Successor Company's partnering relationship with IBM accounted for approximately 16% and 18% of license revenue for the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004, respectively. Sales associated with the Predecessor Company's partnering agreement with IBM accounted for 8% and 22% of license revenue for the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively.

        As of March 31, 2005 and 2004, the Company had cash deposits in federally-insured financial institutions in excess of the federally-insured limits. Management believes the Company is not exposed to significant risk due to the financial position of the depository institutions in which those deposits are held.

Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash equivalents primarily consist of overnight money market accounts, time deposits, commercial paper and government agency notes. The carrying amount reported for cash and cash equivalents approximates its fair value. Time deposits, including certificates of deposit, amounted to $48.0 million and $47.0 million at March 31, 2005 and 2004, respectively.

        The Company had restricted cash of $4.3 million and $4.7 million at March 31, 2005 and 2004, respectively. The restricted cash was primarily used to secure certain real property leases and certain other obligations.

Allowance for Doubtful Accounts

        The Company makes estimates regarding the collectibility of its accounts receivable. The Company evaluates the adequacy of the allowance for doubtful accounts by analyzing specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment cycles. Material differences may result in the amount and timing of expense for any period if management were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances might be required. The Successor Company recognized a $1.1 million benefit and a $2.0 million benefit from the reduction of the allowance for doubtful accounts for the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004, respectively. The Predecessor Company recognized a $0.4 million and a $7.1 million benefit from the reduction of the allowance for doubtful accounts for the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively.

Fair Value of Financial Instruments

        The carrying value of certain of the Company's financial instruments, including other current assets, accounts payable and factor arrangements approximates fair value because of their short maturities. The carrying value of the Company's $36.8 million of Senior Notes approximates fair value as of March 31, 2005.

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

Goodwill and Other Intangible Assets

        The Company's only indefinite-lived intangible asset is goodwill, which was recognized on July 18, 2003 in accordance with the application of fresh-start reporting (see Note 1). In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company considers and measures goodwill for impairment, if any, at least annually, and impairments are charged to the results of operations.

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

Long-lived Assets

        The Company evaluates potential impairment of long-lived assets to be held and used and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS 144). SFAS 144 establishes procedures for review of recoverability, and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset grouping.

Investments

        Investments are accounted for using the cost method, as the Company's ownership interest in each of the investments has been less than 20% and the Company does not have significant influence. Investments are reviewed for impairment whenever events or circumstances indicate the carrying value is not recoverable.

        At March 31, 2005, the Company's investment amounts are not significant. The Company's investments were primarily in companies whose operations were not sufficient to establish them as profitable. The Company has incurred impairments on some of these investments.

Capitalized Computer Software and Research and Development Costs

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. The Company establishes technological feasibility in accordance with SFAS 86 using the working model method. During the three-year period ended March 31, 2005, no software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal.

        Research and development costs, including the design of product enhancements, are expensed as incurred and consist primarily of salaries, benefits and allocated overhead costs.

Advertising Costs

        The Company expenses advertising costs as incurred. For the Successor Company, advertising costs totaled $5.5 million and $2.2 million for the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004, respectively. The Predecessor Company had advertising costs of $1.0 million and

$3.4 million for the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the weighted-average exchange rate for each reporting period. Translation gains or losses of the Company's foreign subsidiaries are not included in operations but are reported as other comprehensive income (loss). The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions denominated in other than the functional currency of the Company's foreign operations are included in the results of operations. Foreign currency transaction gains (losses) net consist primarily of exchange rate gains or losses resulting from remeasurement of foreign-denominated short-term intercompany balances, as well as, third-party receivable and payable balances and cash balances of the Company's operating entities into their functional currencies at period-end market rates.

Income Taxes

        Deferred taxes are accounted for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the Company's opinion, it is more likely than not that some or all of the deferred tax assets will not be realized (see Note 10).

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

        For the fiscal year ended March 31, 2005, the Successor Company's loss per share excludes the effect of approximately 0.3 million shares issuable under employee stock options, because the options are anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company's common stock for that period. In addition, the Successor Company's net loss per share for the fiscal year ended March 31, 2005 excludes the effects of approximately 0.2 million potentially dilutive shares issuable under employee stock options, calculated using the treasury stock method, as such options would be anti-dilutive given the Company's net loss for the period.

        For the 257 days ended March 31, 2004, the Successor Company's diluted net loss per share excludes the effect of approximately 0.2 million shares issuable under employee stock options, because the options are anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company's common stock for that period. In addition, the Successor Company's diluted net loss per share for the 257 days ended March 31, 2004 excludes the effects of approximately 0.1 million potentially dilutive shares, issuable under employee stock options, calculated using the treasury stock method, as such options would be anti-dilutive given the Company's net loss for the period.

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

        For the fiscal year ended March 31, 2003 the Predecessor Company's diluted net loss per share excludes the effect of approximately 20.1 million shares, issuable under employee stock options because the options are anti-dilutive under the treasury stock method, as their exercise prices were greater than the average market price of the Company's common stock for that period; and 10.8 million shares issuable upon conversion of the convertible subordinated notes due November 2007, because the convertible subordinated notes are anti-dilutive under the if-converted method, due to the Company's net loss from continuing operations for the period.

Recapitalization

        Pursuant to the Reorganization Plan, the Company was recapitalized effective August 7, 2003. In accordance with the Reorganization Plan, 15.0 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. In accordance with SOP 90-7, historical shares and per share amounts of the Predecessor Company have not been restated to reflect this recapitalization since the Successor Company is considered a new reporting entity.

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

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Net (loss) income as reported	$(25,400)	$(17,868)	$374,189	$30,859
Add: Stock-based employee compensation expense included in reported net (loss) income net of related tax effects	839	—	551	54,366
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,115)	(1,731)	(597)	(182,031)

Pro forma net (loss) income	$(29,676)	$(19,599)	$374,143	$(96,806)

Net (loss) income per share:
Basic—as reported	$(1.69)	$(1.19)	$1.91	$0.16
Basic—pro forma	$(1.97)	$(1.31)	$1.91	$(0.50)
Diluted—as reported	$(1.69)	$(1.19)	$1.82	$0.16
Diluted—pro forma	$(1.97)	$(1.31)	$1.82	$(0.50)

        In November 2002, the Predecessor Company completed the sale of its Remedy business (see Note 3), which accelerated the recognition of substantially all deferred compensation charges related to stock options. The compensation charge included in reported net income for fiscal 2003 related to that acceleration totaled approximately $24.4 million.

Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Foreign currency translation adjustments are the Company's only item giving rise to accumulated other comprehensive income (loss) for the periods presented. The Company presents other comprehensive income (loss) in its consolidated statements of stockholders' equity (deficit) and comprehensive income

(loss). Comprehensive loss for the fiscal year ended March 31, 2005 consists of the following (in thousands):

Fiscal Year Ended March 31, 2005
Net (loss) income, as reported	$(25,400)
Foreign currency translation—current period	(4,447)
Foreign currency translation—prior periods	1,897

Comprehensive (loss) income	$(27,950)

        Foreign currency translation for the fiscal year ended March 31, 2005 of $(4.4) million includes increases in goodwill and identifiable intangibles of $0.8 million and $0.5 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar.

        During fiscal 2005, the Company noted that goodwill and identifiable intangibles attributable to foreign entities but recorded at the parent company level were not remeasured in the functional currencies of the entities to which they relate for periods subsequent to the Company's adoption of fresh-start reporting (July 18, 2003). Comprehensive loss for the fiscal year ended March 31, 2005 includes $1.9 million which represents the cumulative effect of changes in foreign currency exchange rates on remeasuring goodwill and identifiable intangible assets from the functional currencies of the entities to which they relate to the reporting currency of the U.S. dollar from July 18, 2003 through March 31, 2004. For that period goodwill and intangible assets increased by $1.1 million and $0.8 million, respectively. The Company believes the effect of the adjustment to goodwill and identifiable intangible assets, stockholders' equity and comprehensive income (loss) as of and for the individual and year-to-date periods from July 18, 2003 through March 31, 2005 is not material. As a result of this adjustment, the accompanying consolidated balance sheet as of March 31, 2005 appropriately reflects the translation effect resulting from the remeasurement in the respective functional currencies to the reporting currency, the U.S. dollar.

Recent Accounting Pronouncements

        On December 16, 2004 the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be measured and recognized in the financial statements using the fair value of the awards. This statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123. Under APB 25, issuing stock options to employees generally resulted in no recognition of compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005 the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS 123R to the first interim or annual reporting period of a registrant's first fiscal year beginning after June 15, 2005. As a result the Company is required to adopt SFAS 123R on April 1, 2006. The Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R may have a material effect on its operating results if current compensation strategies are continued.

Reclassifications and Revisions

        Certain amounts previously reported have been reclassified to conform to the current presentation, including the reporting of foreign currency transaction gains (losses) separately from general and administrative expense and certain operating cash flow items.

3.     Discontinued Operations

        During the fiscal years ended March 31, 2003 and 2002, the Company took several actions intended to raise cash, reduce expenses and improve operating results by streamlining operations and eliminating non-core businesses. As a result, the Company sold its SCE and Remedy businesses. These businesses are treated as discontinued operations in these consolidated financial statements.

SCE Business

        In February 2002, Peregrine's Board of Directors approved management's plans to discontinue the operations and business of the Company's SCE business. In accordance with Accounting Principles Board Opinion 30: "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), Peregrine has reported the results of operations of the SCE business as discontinued operations. The SCE business primarily comprised assets acquired in the Harbinger and Extricity transactions and offered software applications and services that automated and integrated business-to-business relationships. In June 2002, Peregrine sold all of the shares of its wholly-owned Peregrine Connectivity subsidiary (the SCE business) to PCI International, Inc. (PCI), an entity affiliated with Golden Gate Capital LLC, for approximately $35 million in cash, before transaction costs, resulting in a loss on disposal of $47.8 million, including a $13.9 million accrual at March 31, 2002 for the estimated fiscal 2003 loss from operations during the phase-out period. The Company also licensed to PCI certain intellectual property rights acquired in the Extricity acquisition in connection with the sale of the SCE business.

        Operating results of SCE are presented below (in thousands):

Predecessor Company
Year Ended March 31, 2003
Revenue	$19,575
Impairments and amortization	—
Operating costs and expenses	(30,032)
Phase-out loss accrual	13,881
Interest (expense) income, net	(41)
Income taxes	(45)

Income from operations	3,338
Loss on disposal, net of income taxes of $0	(1,925)

Income from discontinued operations	$1,413

        Net cash provided by (used in) activities of SCE is provided below (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Income from discontinued operations (including loss on disposal)	$—	$1,413
Depreciation	—	—
Impairment and amortization of goodwill and intangibles	—	—
Loss on disposal of discontinued operations	—	1,925
Proceeds from sales of discontinued operations	—	33,149
Changes in operating assets and liabilities of discontinued operations	4,000	(41,735)
Cash used in financing activities	—	(647)

Net cash provided by (used in) discontinued operations	$4,000	$(5,895)

Remedy Business

        In September 2002, the Company entered into an agreement (Sale Agreement) with BMC pursuant to which BMC, subject to bid procedures approved by the Bankruptcy Court, acquired the assets and assumed substantially all the liabilities of the Remedy business for $355 million, subject to adjustments as provided for in the Sale Agreement. In November 2002, the sale of Remedy to BMC was approved by the Bankruptcy Court and completed. In June 2003, Peregrine and BMC agreed on a final adjusted sale price of $348 million. In November 2003, as specified in the sales agreement, an indemnification holdback of $10 million of the sale's proceeds was placed into escrow by BMC and released to the Company.

        Operating results of Remedy are presented below (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Revenue	$252	$125,752
Impairments and amortization	—	(22,991)
Operating costs and expenses	—	(109,790)
Interest (expense) income, net	—	(2,118)
Income taxes	—	(3,219)

Income (loss) from operating activities	252	(12,366)
Gain on disposal, net of income tax expense of $16,497	—	268,517

Income (loss) from discontinued operations	$252	$256,151

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

        Net cash (used in) provided by activities of Remedy is provided below (in thousands):

	Predecessor Company
	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Income from discontinued operations (including gain on disposal)	$252	$256,151
Depreciation	—	16,325
Impairment and amortization of goodwill and intangibles	—	17,442
Gain on disposal of discontinued operations		(268,517)
Proceeds from sales of discontinued operations		338,281
Payment of purchase price adjustment on sale of discontinued operations	(7,224)	—
Changes in operating assets and liabilities of discontinued operations	5,537	30,213

Net cash (used in) provided by discontinued operations	$(1,435)	$389,895

Summary of SCE and Remedy

        The following is a summary of the components of the discontinued operations amounts presented in the financial statements (in thousands):

	Predecessor Company 109 Days Ended July 18, 2003
	SCE	Remedy	Total
Income from operating activities	$—	$252	$252

Income from discontinued operations	$—	$252	$252

Net cash provided by (used in) discontinued operations	$4,000	$(1,435)	$2,565

	Predecessor Company March 31, 2003
	SCE	Remedy	Total
Income (loss) from operating activities	$3,338	$(12,366)	$(9,028)
(Loss) gain on disposal	(1,925)	268,517	266,592

Income from discontinued operations	$1,413	$256,151	$257,564

Net cash (used in) provided by discontinued operations	$(5,895)	$389,895	$384,000

4.     Goodwill

        The following table summarizes changes in Successor Company goodwill during the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004 (in thousands):

Goodwill established upon application of fresh-start reporting as of July 18, 2003	$184,129
Adjustments to fresh-start net assets, primarily to recorded tax assets and liabilities for contingencies that existed prior to application of fresh-start reporting (see Note 10)	(479)

Balance at March 31, 2004	183,650
Adjustments to fresh-start net assets, primarily to recorded tax assets and liabilities for contingencies that existed prior to application of fresh-start reporting (see Note 10)	(750)
Increase due to changes in currency exchange rates (see Note 2)	1,935

Balance at March 31, 2005	$184,835

5.     Balance Sheet Components

        Other current assets of the Successor Company consist of the following (in thousands):

	March 31, 2005	March 31, 2004
Amounts due under installment contracts (recognized on balance sheet in connection with the application of fresh-start reporting—see Note 1)	$—	$4,961
Refundable income taxes	217	1,993
Prepaid expenses and other	8,670	6,441

	$8,887	$13,395

        Property and equipment, net of the Successor Company consist of the following (in thousands):

	March 31, 2005	March 31, 2004
Furniture and equipment	$6,629	$4,540
Leasehold improvements	5,216	4,433
Software	2,697	1,815

	14,542	10,788
Less accumulated depreciation and amortization	(6,120)	(3,281)

	$8,422	$7,507

        Depreciation and amortization expense of property and equipment of the Successor Company totaled $3.3 million and $3.1 million for the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004, respectively. Depreciation and amortization expense of property and equipment of the Predecessor Company totaled $1.9 million and $14.9 million for the 109 days ended July 18, 2003 and for the fiscal year ended March 31, 2003, respectively.

        Identifiable intangible assets of the Successor Company consist of the following at March 31, 2005 (in thousands):

	Gross Carrying Amount	Change in Currency Exchange Rates	Accumulated Amortization	Net	Amortization Period
Developed technology	$53,400	$100	$(16,699)	$36,801	5-6 years
Trademarks and trade names	6,900	—	(2,350)	4,550	5 years
Customer contracts	33,600	900	(9,696)	24,804	6 years
Customer lists	31,200	271	(10,684)	20,787	5 years

	$125,100	$1,271	$(39,429)	$86,942

        Amortization expense of identified intangible assets of the Successor Company totaled $23.2 million and $16.2 million for the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004, respectively.

        Estimated amortization expenses of identifiable intangible assets for the fiscal years ending March 31 are as follows (in thousands):

Year Ended March 31,
2006	$23,272
2007	23,272
2008	23,272
2009	14,090
2010	3,036

$86,942

        Accrued expenses of the Successor Company consist of the following (in thousands):

	March 31, 2005	March 31, 2004
Employee compensation	$12,315	$12,227
Income taxes payable (see Note 3 and Note 10)	$44,824	$38,979
Interest	348	435
Restructuring (see Note 8)	86	1,125
Professional fees	3,655	2,370
Reorganization items (see Note 9)	2,344	5,343
Other	6,070	4,975

	$69,642	$65,454

6.     Related Party Transactions

Agreement with Seneca Financial

        Seneca Financial Group, Inc. (Seneca Financial) provided services to the equity committee, which represented the holders of Predecessor Company's common stock in connection with the bankruptcy proceedings. James Harris is the founder and president of Seneca Financial and has been a director of Peregrine since August 2003. Pursuant to an agreement with the equity committee, the Successor Company paid fees to Seneca Financial in the amount of $0.3 million for the 257 days ended March 31, 2004 and the Predecessor Company paid professional fees of $0.5 million and $0.1 million for the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively, in connection with services provided by Seneca Financial to the Equity Committee.

7.     Notes Payable

        Notes payable of the Successor Company consist of the following at March 31, 2005 and 2004 (in thousands):

	March 31, 2005	March 31, 2004
6.5% Senior Notes due 2007, unsecured, interest at 6.5%, payable in eight equal semi-annual principal payments plus interest in arrears beginning February 15, 2004 and concluding August 15, 2007	$36,750	$51,450
Factor loans payable to banks, underlying Predecessor Company installment contracts pledged as collateral, non-interest bearing, net of imputed interest at 8% of $0.1 million at March 31, 2004, payable to banks from proceeds of receivable collections	—	4,748
General bankruptcy claims, unsecured, interest at applicable federal judgment rate, net of imputed interest of $0.7 million and $1.2 million at March 31, 2005 and 2004, respectively, at rates ranging from 6.7 to 8%, payable in four equal annual installments plus applicable interest beginning August 7, 2004 and concluding August 7, 2007	6,679	8,602
Motive settlement, unsecured, non-interest bearing, net of imputed interest at 8% of $0.3 million and $0.6 million at March 31, 2005 and 2004, respectively, payable in four annual installments of $1.25 million, beginning August 7, 2004 and concluding August 7, 2007	3,389	4,355
Note payable to vendor, unsecured, interest at 5.9%, payable in quarterly principal and interest payments scheduled through January 2005	—	165

Total notes payable	46,818	69,320
Less current portion	17,811	22,853

Notes payable, net of current portion	$29,007	$46,467

        Maturities of notes payable are as follows (in thousands):

Year Ended March 31,
2006	$18,398
2007	18,398
2008	11,050

Total	47,846
Less: Amounts representing imputed interest	(1,028)

Total present value at March 31, 2005	$46,818

6.5% Senior Notes due 2007

        As part of the Reorganization Plan and in order to settle certain bankruptcy claims, the Company issued unsecured notes in the amount of $58.8 million. The notes bear interest at 6.5% and require eight equal semi-annual principal payments, plus interest in arrears, beginning February 15, 2004 and concluding August 15, 2007. The notes may be prepaid at any time; however, a premium of 2% is required if repayment occurs before February 15, 2006. The senior notes are general unsecured obligations, which rank senior in right of payment to all existing and future subordinated indebtedness and pari passu in right of payment with all current and future unsubordinated indebtedness. The note agreement requires the Company to make an offer to redeem the notes in the event of a change in control at 101% of the principal amount plus accrued and unpaid interest. The note agreement also restricts the Company's ability to pay dividends, repurchase stock, incur additional indebtedness and sell assets.

Factor Loans

        Beginning in 1999, Peregrine entered into accounts receivable financing facilities (Factoring Agreements) with several financial institutions (Factoring Banks). Under these arrangements, the Factoring Banks extended the Company loans secured by certain Peregrine accounts receivable. The Company has treated these Factoring Agreements as secured borrowings. The balances outstanding under the Factoring Agreements were $4.8 million, net of unamortized discounts of $0.1 million, at March 31, 2004 and were repaid in full during fiscal 2005.

        The discount was amortized to interest expense over the term of the related loan using the effective interest method. The amounts amortized were $0.1 million, $0.4 million, $0.3 million and $6.8 million during the fiscal year ended March 31, 2005, the 257 days ended March 31, 2004, the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003, respectively.

Bankruptcy Claims

        As part of the Reorganization Plan and in order to settle certain bankruptcy claims, the Company agreed to make future settlement payments totaling $9.8 million (excluding imputed interest). The claims are unsecured obligations of the Company and bear interest ranging from zero to the federal judgment rate. The payments are due annually every August through 2007.

Motive Settlement

        The Company agreed to pay $5.0 million as part of a settlement of a lawsuit filed by Motive Communications, Inc. in September 2002 against Peregrine, Remedy and certain of the Company's former officers claiming, among other things, that it was fraudulently induced into licensing software to the Company (see Note 13).

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

        In connection with the Remedy sale, BMC provided an interim debtor-in-possession (DIP) financing facility to the Company for as much as $110 million in borrowings. Of the $110 million, $10 million was reserved for any break-up fee due to BMC if the sale of Remedy was not consummated, and the Company was only permitted to draw down $60 million of the balance of available borrowings until a sales bidding procedures order was entered by the Bankruptcy Court. To secure the Company's payment obligation under the facility, BMC was granted first priority security interests and liens in substantially all of the Company's assets, subject to certain permitted liens including the Factoring Banks' liens in certain purchased accounts and, to a limited extent, the liens for the Foothill Loan. BMC also provided emergency initial funding to the Company of $3.5 million on September 20, 2002. The Bankruptcy Court approved the DIP facility and the sale of Remedy to BMC. The Company drew down approximately $54 million under the DIP facility, of which $36.9 million was used to satisfy in full the outstanding balance of the Foothill Loan and $3.5 million was credited against the amount due under BMC's emergency pre-petition loan to the Company. The Company's obligations to BMC under the DIP facility were fully satisfied as an offset against the purchase price for Remedy when the Remedy sale closed on November 20, 2002.

        In November and December of 2000, Peregrine issued $270 million principal amount of 5.5% convertible subordinated notes (Convertible Notes) due November 2007. Costs incurred to issue the debt, including commissions, were capitalized as debt issuance costs and were being amortized to interest expense over the term of the related debt using the effective interest method. As a result of the Company's Chapter 11 filing in September 2002, the unamortized balance of $5.4 million was charged to reorganization items in the consolidated statement of operations (see Note 9). From the time the Company filed for bankruptcy protection in September 2002 until July 18, 2003, the Company did not pay its scheduled interest payments. During this period the Company continued to accrue interest on the Convertible Notes not to exceed the allowed claim amount in bankruptcy proceedings. Under the Reorganization Plan, the Company's obligations on the Convertible Notes were extinguished through the transfer to the holder of new 6.5% senior notes due 2007, cash and shares of the Company's new common stock.

8.     Restructuring, Impairments and Other

        Restructuring, impairments and other consist of the following (in thousands):

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Impairment of goodwill, identifiable intangible assets and investments	$—	$—	$—	$928
Gain on sale of investments	(1,096)	—	(1,239)	—
Gain on sale of non-core product lines	—	—	—	(15,318)
Loss from abandoned fixed assets	—	—	—	34,692
Loss from abandoned leases	—	—	—	33,295
Employee severance	—	—	—	19,813
Stockholder litigation settlement	—	—	—	18,821

	$(1,096)	$—	$(1,239)	$92,231

        The Company invested in several companies with which it had business relationships for aggregate consideration of approximately $19.3 million during fiscal year 2002. These investments are accounted for using the cost method because the Company does not have significant influence on the management of the companies in which it invested. The Company sold certain of these investments during the 109 days ended July 18, 2003, which resulted in a gain of approximately $1.2 million.

        In accordance with fresh-start reporting, the Successor Company adjusted the carrying value of these investments to their fair value on July 18, 2003, which resulted in an increase of $3.1 million to the carrying value. The carrying value of these investments totaled $3.2 million at March 31, 2004 and is included in investments and other assets in the consolidated balance sheets.

        In January 2005 the Company received a $4.2 million initial payment in connection with the sale of one of its cost-method investments and recognized a $1.1 million gain on this sale in the fiscal 2005 fourth quarter. In addition to the $4.2 million initial payment received, the Company has rights to receive up to $0.5 million of additional proceeds from the sale of this investment upon final resolution of purchase contingencies. Given the uncertainties surrounding the contingencies, amounts subsequently received, if any, will be recorded as an additional gain on the sale in the period received.

        For each of the fiscal year ended March 31, 2005 of the Successor Company and the 109 days ended July 18, 2003 of the Predecessor Company, restructuring, impairments and other represented a gain realized upon the sale of certain minority investments in other companies.

        In fiscal 2003, the Company significantly reduced its work force. As a result, the Company had substantial excess fixed assets and facilities, which it abandoned or sold for minimal consideration. Fiscal 2003 restructuring, impairments and other expenses included charges of $34.7 million for the abandonment of fixed assets and a $0.9 million impairment charge for identifiable intangible assets.

        In fiscal 2003, the Company sold the assets of its transportation (or fleet) management product line, its facility management product line, its telecommunication management product line and its on-line travel booking system for approximately $7.4 million, $4.9 million, $2.6 million and $1.0 million, respectively, and recognized a total gain from such sales of $15.3 million, which is included in restructuring, impairments and other in the consolidated statement of operations for the fiscal year ended March 31, 2003. The revenue related to these non-core product lines is not material to the Company's consolidated results of operations.

        During fiscal 2003, the Company implemented a restructuring plan to reduce expenses in line with future revenue expectations and focus operations on the core market. Employee severance charges include amounts paid to former employees of the Predecessor Company who were laid off in connection with the Company's downsizing. All employees receiving payments included in the employee severance charge were terminated by March 31, 2003.

        In fiscal 2003, the Company also decided to abandon numerous leased facilities in both domestic and foreign locations and recorded a $33.3 million restructuring charge related to abandoned leases. At March 31, 2003, the remaining restructuring accrual was $5.9 million, which related primarily to foreign lease settlements. In the twelve-month period ended March 31, 2004, the Company paid or otherwise settled approximately $4.8 million of accrued lease termination costs, leaving a balance of $1.1 million in the restructuring accrual at March 31, 2004. In fiscal 2005, the Company paid or otherwise settled approximately $1.0 million in lease termination liabilities.

        For the fiscal year ended March 31, 2003, the $18.8 million of stockholder litigation expenses of the Predecessor Company consisted of $3.2 million in cash to be paid to a litigation trust for securities claimants, $12.2 million in fair value of shares of Successor Company common stock issued to securities claimants, and $3.4 million in fair value of shares of Successor Company common stock to be issued to specified subordinated claimants, including former and current employees, officers and directors, to satisfy their indemnification claims (see Note 17).

9.     Reorganization Items

        As described in Note 1, on September 22, 2002, the Company and its Remedy subsidiary filed for voluntary protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the Company's Chapter 11 filing, its financial accounting was subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002 through July 18, 2003. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business were reported separately as reorganization items. Reorganization items, net for the Successor Company for the fiscal year ended March 31, 2005 consist primarily of professional fees directly related to the bankruptcy filing, net of $0.7 million of gains on settlements with creditors. Reorganization items, net for the Successor Company for the 257 days ended March 31, 2004 consist primarily of professional fees directly related to the bankruptcy filing. Reorganization items, net for the Predecessor Company consists of the following (in thousands):

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

10.   Income Taxes

        The geographic distribution of the (loss) income before income taxes from continuing operations is as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Domestic	$(26,529)	$(12,731)	$379,639	$(159,913)
Foreign	6,431	(2,440)	(4,606)	(58,700)

Total	$(20,098)	$(15,171)	$375,033	$(218,613)

        Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Current
Federal	$221	$(38)	$—	$—
State	206	63	30	10
Foreign	4,954	2,050	1,066	8,597

Total current expense	5,381	2,075	1,096	8,607

Deferred
Federal	—	—	—	—
State	—	—	—	—
Foreign	(79)	622	—	(515)

Total deferred expense (benefit)	(79)	622	—	(515)

Total income tax expense	$5,302	$2,697	$1,096	$8,092

        The items accounting for the difference between income taxes computed at the federal statutory rate on (loss) income from continuing operations and the provision for income taxes on continuing operations consists of the following (in thousands):

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Federal tax (benefit) expense at statutory rate of 34%	$(6,833)	$(5,159)	$127,511	$(74,328)
State tax (benefit), net of federal effect	(1,907)	(163)	884	(5,533)
Effect of foreign earnings taxed at different rates	3,045	3,431	2,629	28,040
Tax credits	(958)		(241)	(2,442)
Stock-based compensation	—	—	187	14,235
Non-deductible executive compensation	483	—	—	—
Non-deductible professional fees related to bankruptcy	724	2,091	2,571	5,612
Gain on emergence from bankruptcy and adoption of fresh-start reporting	—	—	(131,290)	—
Other permanent items	1,415	—	326	4,466
Change in valuation allowance	9,333	2,497	(1,481)	38,042

Total income tax expense	$5,302	$2,697	$1,096	$8,092

        U.S. income taxes and foreign withholding taxes on certain undistributed earnings for some non-U.S. subsidiaries were not provided for because it has been and continues to be the Company's intention to reinvest these earnings indefinitely in operations outside of the U.S. The Company is reviewing the potential impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate earnings of foreign subsidiaries by providing an elective 85% dividends received deduction for certain dividends paid during a specified period; for the Company, this would be applicable to its fiscal year 2006. The deduction is subject to numerous limitations and requirements, including the adoption of a specific domestic reinvestment plan for the repatriated funds. The Company has not yet determined whether it will repatriate earnings of some of its foreign subsidiaries under the Jobs Act but will decide within the timeframe the incentive is available. At March 31, 2005, unremitted earnings on which no deferred taxes have been provided amount to approximately $37.3 million.

        The tax effects of temporary differences that give rise to the net deferred tax (liabilities) assets of the Successor Company are as follows (in thousands):

	March 31, 2005	March 31, 2004
Deferred tax assets:
Tax attribute carry forwards	$79,840	$76,887
Intangible assets	30,607	33,730
Deferred revenue	14,808	18,182
Restructuring accruals	—	496
Research and development credits	3,612	2,024
Other	9,808	4,524

Total gross deferred tax assets	138,675	135,843

Deferred tax liabilities:
Intangible assets	(25,505)	(31,637)
Fixed assets	(822)	(2,872)

Total gross deferred tax liabilities	(26,327)	(34,509)

Total net deferred tax assets, before allowance	112,348	101,334
Valuation allowance	(112,651)	(103,318)

Net deferred tax liabilities	$(303)	$(1,984)

        The reorganization of the Company upon emergence from bankruptcy caused an ownership change under Section 382 of the Internal Revenue Code. Such ownership change resulted in significant limitations being placed on the utilization of the Predecessor Company's pre-change tax attributes, including net operating loss carry forwards, capital loss carry forwards, tax credits and certain built-in losses and effectively eliminated a substantial portion of the Predecessor Company's total pre-change tax attributes. For the year ended March 31, 2005 and forward, the Company is limited to utilizing approximately $4.7 million (tax effected) of such pre-change tax attributes annually to offset any post-change income. Furthermore, should the Company cease business (including sale of all its assets) prior to August 7, 2005, the annual limitation of $4.7 million applicable to its pre-change tax attributes would be reduced retroactively to zero.

        At March 31, 2005, approximately $52.6 million, $62.5 million and $1.0 million of the federal tax loss, federal capital losses and federal tax credit carry forwards, respectively, are post-change loss and credits and therefore are not subject to the annual limitation of Section 382. Additionally, approximately $56.4 million, $62.5 million and $4.0 million of the state tax loss, state capital losses and state tax credit carry forwards, respectively, generated are post-change loss and credits, and therefore are not subject to the annual limitation of Section 382. The capital losses are available to offset any capital gains generated in the next four taxable years.

        Valuation allowances in the amount set forth in the table above have been recorded based on management's determination that it is more likely than not that the deferred tax assets will not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, if any, the valuation allowance will be reduced. As a result of the adoption of fresh-start reporting, future reductions in the valuation allowance of $100.8 million as of July 18, 2003 will reduce goodwill if realized.

        Due to the adoption of fresh-start reporting, any adjustments to the Company's tax assets or liabilities for tax attributes that existed prior to the adoption of fresh-start reporting are recorded as adjustments to goodwill. For the fiscal years ended March 31, 2004 and 2005 the Company recorded net reductions to goodwill totaling approximately $0.5 million and $0.8 million, respectively, for adjustments to the Company's tax assets and liabilities for tax attributes that existed prior to the adoption of fresh-start reporting. These adjustments related mainly to the receipt of refunds for pre-change tax losses and the recording of certain deferred tax assets that management has determined the Company will most likely realize in the future.

        Although in the process of completing its financial statement audit at that time, the Company filed its U.S. tax returns in a timely manner for the year ended March 31, 2002 based upon the best available information it possessed as of the due date for such tax return. The Company sought a memorandum of understanding with the Internal Revenue Service ("IRS") pertinent to its March 31, 2002 tax return in an attempt to obtain an advance waiver from the IRS of any penalties related to such return resulting from inaccurate or incomplete information caused by the use of non-restated financial information to prepare the original tax return. The IRS declined to enter into the memorandum of understanding, but did acknowledge the Company's good faith effort and indicated it would take the Company's financial difficulties under consideration if and when the tax return was selected for audit. For the fiscal years ended March 31, 2003 and 2004, financial statement audits for those respective years were still ongoing at the time of the due dates of the returns. The Company timely filed its respective tax returns based on the best information available at the time of the return due dates. Given the Company's good faith efforts to file timely tax returns and the IRS's response to its March 31, 2002 filing, no penalties have been accrued for financial statement purposes pertinent to inaccuracies or incompleteness caused by utilization of the best available financial information to prepare the original tax returns. The Company has amended its March 31, 2002 tax return and has adjusted the original 2003 tax return net operating loss through disclosure on its 2004 tax return based upon the final financial information.

        Because of its size and the nature of its business, the Company is subject to routine tax compliance reviews by the IRS and other state and foreign taxing authorities, including challenges to various positions the Company asserts. The Company has accrued for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid and updates these accruals over time as more information becomes available. A significant portion of the Company's taxes payable balance comprises liabilities for tax contingencies that have been recorded to address tax exposures. The Company is currently undergoing several examinations by taxing authorities in various jurisdictions. While the Company believes it has established appropriate reserves for tax contingencies, the taxing authorities may assert that the Company owes taxes in excess of the reserves it has established, which could have a material adverse effect on our results of operations, financial position and liquidity. Upon resolution of tax contingencies related to pre-change tax attributes, settlement amounts less than amounts recorded at the date of the adoption of fresh-start reporting will reduce goodwill, except for any interest expense recognized post-change which will be reversed through income.

11.   Commitments

        The Successor Company leases certain buildings and equipment under non-cancelable operating lease agreements. The leases generally require the Successor Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate escalations to reflect cost-of-living increases. Rent expense for such leases for the Successor Company totaled approximately $7.4 million and $4.5 million for the fiscal year ended March 31, 2005 and for the 257 days ended March 31, 2004, respectively. Rent expense for the

Predecessor Company totaled $2.4 million and $25.4 million, for the 109 days ended July 18, 2003 and for the fiscal year ended March 31, 2003, respectively.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2005 are as follows (in thousands):

Fiscal Year Ended March 31,
2006	$6,483
2007	6,110
2008	5,997
2009	6,028
2010	5,268
Thereafter	18,479

Total minimum lease payments	$48,365

12.   Guarantees

        Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party's intellectual property rights. Certain of our customer agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality obligations or to the extent we are responsible for certain other events. To date, we have not incurred any material costs as a result of such indemnification obligations and have not accrued any liabilities related to such obligations in our consolidated financial statements.

        Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided with a reasonable level of care and skill, in accordance with our description of the services and/or in a manner consistent with industry standards. To date, we have not incurred any material costs associated with these warranties and have not accrued any liabilities related to such obligations in our consolidated financial statements.

13.   Stockholders' Equity (Deficit)

Recapitalization

        As described in Note 2, pursuant to the Reorganization Plan, the Company was recapitalized effective August 7, 2003. In accordance with the Reorganization Plan, 15.0 million new shares were issued and 2.65 million shares were reserved for issuance under stock option plans. Historical shares and per-share amounts of the Predecessor Company have not been restated to reflect this recapitalization because the Successor Company is considered a new reporting entity.

Preferred Stock

        In accordance with the Reorganization Plan, the Successor Company authorized 5 million undesignated preferred shares at $0.0001 par value, none of which were issued or outstanding at March 31, 2005 and 2004. The Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the price, rights, preferences, privileges, and restrictions, including dividend rights and rates, conversion and voting rights, and redemption terms and pricing without any further vote or action by the Company's shareholders.

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

Guaranteed Value Common Stock

        In March 2002, the Company entered into an arrangement with a vendor, Motive Communications, Inc. (Motive) whereby the Company issued one million common shares to partially settle a $27 million liability with Motive. Under the arrangement, Motive would sell the shares to third parties by September 30, 2002 and notify the Company of the sales proceeds that would correspondingly reduce the Company's debt to Motive. Proceeds received by Motive upon sale of the shares to third parties by September 30, 2002, or if the shares were not sold by that date, the market value of the shares as of September 30, 2002 were considered settled and would be recorded in stockholders' deficit with a corresponding reduction of the Company's debt payable to Motive. As none of the shares were sold by September 30, 2002, the market value of the shares, or $0.1 million, was recorded in stockholders' deficit. On January 19, 2003, the Company and Motive entered into a settlement agreement, which was part of the Reorganization Plan subsequently confirmed by the Bankruptcy Court. The settlement agreement provided for a mutual release of claims in exchange for the Company's payment of $4.0 million in cash in August 2003 to Motive, the future payment of an additional $5.0 million to Motive, without interest, in four equal annual installments beginning August 2004, the return to Motive of 1.7 million shares of Motive stock held by Peregrine and the return to Peregrine of one million shares of Peregrine common stock held by Motive.

Subscriptions Receivable

        At March 31, 2005 and 2004, the Company had approximately 3,000 and 5,000 shares, respectively, of common stock outstanding to employees for which it accepted notes as consideration. The notes receivable outstanding have been recorded as a reduction of stockholders' equity (deficit). The employee arrangements include principal balances of $0.04 million and $0.06 million at March 31, 2005 and 2004, respectively. For compensation expense purposes, the arrangements are accounted for as variable awards and compensation expense (benefit) is recorded based on changes in the Company's stock price. Under these arrangements the Predecessor Company recognized a $1.2 million reduction of compensation expense during the fiscal year ended March 31, 2003.

Treasury Stock

        The Successor Company held no shares of treasury stock at March 31, 2005 and 2004. The Predecessor Company held approximately 0.5 million shares of treasury stock at March 31, 2003.

Restricted Stock

        During fiscal 2005, the Successor Company granted 40,000 shares of restricted new common stock. All of these shares were vested on the date of grant. The shares were valued at a fair market value of $17.28 per share. The Successor Company recognized compensation expense of $0.8 million in fiscal 2005 for these shares.

        During fiscal 2003, the Predecessor Company granted 1.7 million shares of nontransferable Common Stock under restricted stock agreements to certain employees. The shares were valued at a fair market value of $0.41 per share. The Predecessor Company recognized compensation expense of $0.6 million and $0.1 million during the 109 days ended July 18, 2003 and in fiscal 2003, respectively, for these shares. All shares became fully vested due to the change in control of the Company pursuant to the Reorganization Plan.

Stock Options

        On June 13, 2003, the Company, as part of the Reorganization Plan, cancelled options to purchase approximately 16.2 million shares. Under the Reorganization Plan, all options issued prior to July 8, 2002 were cancelled and options granted on or after July 8, 2002 to purchase approximately 3.9 million old common shares were converted into options to purchase approximately 0.1 million new common shares under the 2003 Equity Incentive Plan. The Company reserved 2.7 million new common shares for issuance under the 2003 Equity Incentive Plan and all other stock option plans were cancelled. At March 31, 2005 and 2004 there were 0.9 million and 0.7 million shares available for grant under the 2003 Equity Incentive Plan, respectively.

        In addition to options, the 2003 Equity Incentive Plan allows for the award of cash and stock. The maximum number of shares available for issuance under the 2003 Equity Incentive Plan was initially set at 2,650,000 shares, which number is automatically increased on January 1 of each year, beginning January 1, 2005 and continuing for 10 years, by a number of shares equal to the lesser of: (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (ii) 267,000 shares, and (iii) a number set by the Board of Directors.

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

        The following table summarizes the Company's shares available for grant and outstanding stock options at March 31, 2005, 2004 and 2003 as well as changes during the periods then ended (number of shares in thousands):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, March 31, 2002	9,332	42,087	$0.08 - 79.20	$14.54
Additional shares reserved	7,878	—
Grants	(7,461)	7,461	0.23 - 7.85	0.51
Exercises	—	(58)	0.34 - 8.57	1.12
Cancellations	29,420	(29,420)	0.23 - 79.20	12.74

Balances, March 31, 2003	39,169	20,070	0.08 - 79.20	11.99
Cancellations	16,216	(16,216)	0.08 - 79.20	14.75

Balances, July 18, 2003	55,385	3,854	$0.23 - 0.60	$0.36

Recapitalization	2,541	109	$8.18 - 21.30	$12.85
Grants	(1,952)	1,952	17.00 - 21.50	17.99
Exercises	—	(1)	8.18 - 15.62	15.50
Cancellations	130	(130)	8.18 - 21.30	17.48

Balances, March 31, 2004	719	1,930	8.18 - 21.50	17.76
Additional shares reserved	493	—
Grants	(637)	637	16.00 - 18.15	18.15
Restrictd shares granted	(40)	—
Exercises	—	(30)	9.94 - 15.62	10.64
Cancellations	339	(339)	8.18 - 22.10	18.40

Balances, March 31, 2005	874	2,198	$8.18 - 22.25	$17.86

        Information about stock options outstanding at March 31, 2005 follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8.18 to $15.62	58	7.34	$13.13	46	$12.48
$15.63 to $17.62	662	8.81	17.05	139	17.00
$17.63 to $17.63	899	8.52	17.63	331	17.63
$17.75 to $22.25	579	9.12	19.64	78	20.31

	2,198	8.73	$17.86	594	$17.43

        The fair value of each option during each year is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions (no options were granted during the 109 days ended July 18, 2003):

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	Year Ended March 31, 2003
Risk-free interest rate	3.26%	2.13%	3.44%
Expected life (in years)	3.40	3.00	3.08
Expected volatility	75%	77%	136%
Dividend yield	0%	0%	0%

  1997 Employee Stock Purchase Plan

        In 1997, the Predecessor Company's Board of Directors adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan (Purchase Plan) covering substantially all employees. The Predecessor Company reserved 1.0 million shares of common stock for issuance under the Purchase Plan. The Purchase Plan enabled eligible employees to purchase common stock at 85% of the lower of the fair market value of its common stock on the first or last day of each option purchase period, as defined in the plan. During fiscal 2003 the Predecessor Company issued approximately 187,000 shares pursuant to the Purchase Plan. The Purchase Plan was cancelled in fiscal 2003 as part of the Reorganization Plan once the Predecessor Company had issued all approved shares.

        Prior to the cancellation, the fair value of the purchase grants for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Predecessor Company
Year Ended March 31, 2003
Risk-free interest rate	1.92%
Expected life (in years)	0.08
Expected volatility	98%
Dividend yield	0%

14.   Employee Benefit Plan

        Peregrine has a 401(k) Plan (the Plan) covering substantially all U.S. employees. The Plan provides for savings and pension benefits and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Those employees who participate in the Plan are entitled to contribute as much as 20% of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company may also contribute to the Plan by matching 25% of employee contributions. The Successor Company contributed $0.7 million and $0.2 million for the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004, respectively. The Predecessor Company contributed $0.9 million to the Plan for the fiscal year ending March 31, 2003. The Company discontinued its matching employee contributions program in June 2002 and re-instituted its matching employee contributions program in January 2004.

15.   Segment and Geographic Information

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

        Beginning in the second quarter of fiscal 2005 the Company changed its basis of segmentation from a single reporting segment to two reporting segments as a result of changes in the manner in which management evaluates the performance of the business. This change was made possible by improvements in internal financial reporting. The two reportable operating segments are as follows:

  •
  Americas, which includes the Company's U.S. operations as well as its operations in Canada, Mexico and South America; and

  •
  EMEA/AP, which includes the Company's operations in Europe, the Middle East, Africa and the Asia Pacific Region.

        The Company's Chief Executive Officer evaluates segment financial performance based on segment revenue only. The Company's Chief Executive Officer does not evaluate the financial performance of each segment based on its respective operating income, assets or capital expenditures.

        The following table summarizes segment revenue for the fiscal year ended March 31, 2005, the 257 days ended March 31, 2004, the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003 (dollars in thousands):

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Segment revenue
Americas	$103,740	$68,318	$32,043	$146,461
EMEA/AP	87,310	57,566	16,612	83,579

Total	$191,050	$125,884	$48,655	$230,040

% of total revenue
Americas	54%	54%	66%	64%
EMEA/AP	46%	46%	34%	36%

	100%	100%	100%	100%

        A summary of Peregrine's goodwill and long-lived tangible assets by reportable segment is as follows (in thousands):

	Americas	EMEA/AP	Consolidated
Year ended March 31, 2005:
Goodwill	$169,700	$15,135	$184,835
Long-lived tangible assets	$6,942	$1,480	$8,422
Year ended March 31, 2004:
Goodwill	$168,612	$15,038	$183,650
Long-lived tangible assets	$5,756	$1,751	$7,507

        A summary of Peregrine's revenue and long-lived tangible assets by geographic area is as follows (in thousands):

	Americas	Europe, Middle East and Africa	Asia Pacific	Consoldiated
Successor Company:
Revenue for year ended March 31, 2005	103,740	79,533	7,777	191,050
Revenue for the 257 days ended March 31, 2004	68,318	51,753	5,813	125,884
Long-lived tangible assets at March 31, 2005	6,942	1,458	22	8,422
Long-lived tangible assets at March 31, 2004	5,756	1,692	59	7,507
Predecessor Company:
Revenue for the 109 days ended July 18, 2003	32,043	15,287	1,325	48,655
Revenue for year ended March 31, 2003	146,461	77,765	5,814	230,040

16.   Quarterly Financial Data (Unaudited)

        A summary of Peregrine's quarterly results for the fiscal year ended March 31, 2005, the 109 days ended July 18, 2003 and the 257 days ended March 31, 2004 is as follows (in thousands, except per share data):

	Successor Company Year ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$40,174	$47,934	$55,231	$47,711
Total operating costs and expenses	51,260	49,549	54,892	54,439
Operating (loss) income	(11,086)	(1,615)	339	(6,728)
Net (loss) income	(15,212)	(3,678)	1,905	(8,415)
Net (loss) income per share, basic(1)	(1.01)	(0.24)	0.13	(0.56)
Net (loss) income per share, diluted(1)	(1.01)	(0.24)	0.13	(0.56)

	Year ended March 31, 2004
	Predecessor Company		Successor Company
	First Quarter	18 Days Ended July 18, 2003	74 Days Ended September 30, 2003	Third Quarter	Fourth Quarter
Revenue	$42,456	$6,199	$35,220	$44,713	$45,951
Total operating costs and expenses	40,114	7,243	35,326	46,045	49,683
Operating income (loss)	2,342	(1,044)	(106)	(1,332)	(3,732)
Net (loss) income	(9,122)	383,311	(5,395)	(6,423)	(6,050)
Net (loss) income per share, basic(1):
(Loss) income per share from continuing operations	(0.05)	1.96	(0.36)	(0.43)	(0.40)
Income per share from discontinued operations	—	—	—	—	—
Net (loss) income per share	(0.05)	1.96	(0.36)	(0.43)	(0.40)
Net (loss) income per share, diluted(1):
(Loss) income per share from continuing operations	(0.05)	1.83	(0.36)	(0.43)	(0.40)
Income per share from discontinued operations	—	—	—	—	—
Net (loss) income per share	(0.05)	1.83	(0.36)	(0.43)	(0.40)

(1)
Net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly share amounts may not equal the totals for the respective periods.

17.   Contingent Liabilities

        Federal Government Investigations and Proceedings Relating to Historical Accounting Irregularities.    In early 2002, the Department of Justice and Securities and Exchange Commission opened investigations into Peregrine relating to the accounting improprieties that took place prior to 2002. In June 2003, the SEC filed a civil action against Peregrine in the United States District Court for the Southern District of California alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the rules promulgated thereunder. In the same month, the Company entered into a settlement with the SEC, which was approved by the District Court, resolving the civil complaint. The SEC separately withdrew the request for monetary damages and disgorgement in July 2003. Under the terms of the settlement, the Company agreed, among other things, to be enjoined from violating the federal securities laws. Because the Company has not filed its SEC periodic reports on a timely basis, it has not been in compliance with the requirement of the settlement pertaining to refraining from violating federal securities laws. To the Company's knowledge, the SEC is not considering a further enforcement action against it and the Company is not a target of any ongoing investigation, but it can not be sure that a further enforcement action or criminal proceeding will not be brought against it. Responding to any such actions could be expensive and time-consuming for management and could have an adverse effect on the Company's reputation and ability to generate sales.

        Bankruptcy Reorganization; Claims Litigation.    Approximately 1,200 general unsecured claims were filed against the Predecessor Company based on events that took place prior to the bankruptcy filing.

        The Company began paying claims on the effective date of the Reorganization Plan and continues to pay as claims are settled, or otherwise resolved. Through May 31, 2005, in order to resolve these claims the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of

May 31, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.5 million remaining to be resolved.

        As of March 31, 2005, the most material of the claims remaining to be resolved were unliquidated indemnity claims made by a former director, John J. Moores, and a former officer and director, Richard Nelson. The claims sought reimbursement for defense expenses in connection with ongoing litigation relating to their affiliation with Peregrine. The claims were unliquidated, because the claimants were continuing to incur defense expenses. In May 2005, the Company signed settlement agreements with Mr. Moores and Mr. Nelson to resolve their claims, subject to Bankruptcy Court approval. The Moores and Nelson agreements were approved by the Bankruptcy Court on June 14, 2005 and June 21, 2005, respectively. The Company believes amounts accrued at March 31, 2005 are sufficient to resolve the claims.

        Class 9.    Class 9 under the Reorganization Plan comprises the Equity Class (i.e., holders, as of the effective date of the plan, of the Predecessor Company's common stock), the Securities Class (i.e., purchasers of old common stock involved in a class action brought against the Predecessor Company that was resolved in the Reorganization Plan, and the Indemnity Class (i.e., certain former employees, officers and directors with indemnity claims). Under the plan, Class 9 became entitled to receive 4,950,000 shares of new common stock, representing 33% of the 15,000,000 shares of new common stock issued on the effective date. Pursuant to the terms of the settlement among the Equity Class, Securities Class, and Indemnity Class, 4,016,250 shares of new common stock (representing 26.8% of the total stock issued) were issued to the Equity Class, 708,750 shares of new common stock (representing 4.7% of the total stock issued) were issued to the Litigation Trustee on behalf of the Securities Class, and 225,000 shares of new common stock (representing 1.5% of the total stock issued) will be issued to the Indemnity Class to satisfy their claims.

        An additional 600,000 shares of new common stock (the "Class 7/9 Reserve Shares"), representing 4% of the 15,000,000 shares of new common stock issued on the effective date, are required to be allocated between Class 7 and Class 9, based on the amount finally paid to resolve Class 8 general unsecured claims. The allocation is based on whether the amount finally paid to resolve Class 8 claims falls below, within, or above the range of $49.0 million and $65 million, which were the estimates of Class 8 payments determined by the various constituencies in the bankruptcy proceedings. Now that the Moores and Nelson settlements have been completed, the Company knows that the amount finally paid to resolve Class 8 claims will be below $49 million, so all of these 600,000 shares will be allocated to Class 9. As a result of the Class 9 settlement, the Equity Class will be entitled to receive 85%, or 510,000, of such shares and the Securities Class will be entitled to receive 15%, or 90,000, of such shares. The Company intends to distribute the Class 7/9 Reserve Shares as soon as practicable.

        Administrative Claims and Luddy v. Peregrine.    Administrative claims are claims related to obligations the Company purportedly incurred after it filed for bankruptcy law protection during the administrative period of the bankruptcy case. In order to be paid, administrative claims must meet certain requirements under the bankruptcy plan and bankruptcy laws. The only material remaining administrative liability results from a complaint filed in May 2004 against the Company by the Company's former chief technology officer, Frederic Luddy, in the Court of Chancery for the State of Delaware. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with ongoing civil litigation related to the Company's accounting improprieties, but to which the Company is not a party. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. On November 10, 2004, the Bankruptcy Court found that it had jurisdiction to consider the complaint and the court granted in part and denied in part the Company's motion to dismiss Mr. Luddy's complaint, without prejudice to the Company's right to renew the motion later after discovery and formal fact finding. Discovery is scheduled to be completed by July 2005, but no trial date has been set. We believe Mr. Luddy's claims are without merit and we intend to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

Other Litigation

        The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company's financial position, results of operations or liquidity.

Schedule II

PEREGRINE SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended March 31, 2002
Allowances:
Trade receivables	$3,811	$8,446	$(51)	$58	(C)	$12,264
Notes receivable	9,679	11,589	(18,104)	—		3,164
Valuation allowance on deferred tax assets	190,131	359,455	—	17,098	(A)	566,684

	$203,621	$379,490	$(18,155)	$17,156		$582,112

Year ended March 31, 2003
Allowances:
Trade receivables	$12,264	$(7,131)	$(453)	$371	(C)	$5,051
Notes receivable	3,164	94	(3,045)	—		213
Valuation allowance on deferred tax assets	566,684	122,541	—	(193,868)	(B)	495,357

	$582,112	$115,504	$(3,498)	$(193,497)		$500,621

109 days ended July 18, 2003
Allowances:
Trade receivables	$5,051	$(417)	$(7)	$(205)	(C)	$4,422
Notes receivable	213	—	(142)	—		71
Valuation allowance on deferred tax assets	495,357	(1,481)	—	(393,055)	(D)	100,821

	$500,621	$(1,898)	$(149)	$(393,260)		$105,314

257 days ended March 31, 2004
Allowances:
Trade receivables	$4,422	$(2,021)	$(271)	$311	(C)	$2,441
Notes receivable	71	(51)	(20)	—		—
Valuation allowance on deferred tax assets	100,821	2,497	—	—		103,318

	$105,314	$425	$(291)	$311		$105,759

Year ended March 31, 2005
Allowances:
Trade receivables	$2,441	$(1,116)	$(90)	$56	(C)	$1,291
Valuation allowance on deferred tax assets	103,318	9,333	—	—		112,651

	$105,759	$8,217	$(90)	$56		$113,942

(A)
Amount relates to the tax benefit from stock options charged to paid-in capital.

(B)
Amount represents the reduction in valuation allowance due to the sale of the Harbinger and Remedy subsidiaries.

(C)
Change in currency exchange rates, international subsidiaries.

(D)
Eliminates tax attributes lost as a result of ownership change upon emergence from bankruptcy.

S-1

QuickLinks

PEREGRINE SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
SIGNATURES
PEREGRINE SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PEREGRINE SYSTEMS, INC. Consolidated Balance Sheets (in thousands, except par value data)
PEREGRINE SYSTEMS, INC. Consolidated Statements of Operations (in thousands, except per share amounts)
PEREGRINE SYSTEMS, INC Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (in thousands)
PEREGRINE SYSTEMS, INC. Consolidated Statements of Cash Flows (in thousands)
PEREGRINE SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II PEREGRINE SYSTEMS, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)