Form 10-K/A
period 2005-03-31
PEREGRINE SYSTEMS INC
filed 2005-10-18
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

        None.

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K (the "Amended Report") to amend the following, among other items, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on July 1, 2005 (the "Original Report"):

  •
  Part II, Item 8, Financial Statements and Supplementary Data, to (i) include a report of our independent registered public accounting firm with respect to the consolidated financial statements that contains their report on management's assessment of the effectiveness of internal control over financial reporting and on the effectiveness of internal control over financial reporting, (ii) amend the classification of amortization of developed technology to include it as a component of "Cost of licenses" in the consolidated statements of operations for all periods presented, and (iii) present a gross profit line item in the quarterly financial data presented in Note 16, "Quarterly Financial Data (Unaudited)," to the consolidated financial statements.

  •
  Part II, Item 9A to (i) update the disclosure included therein and (ii) include Management's Report on Internal Control over Financial Reporting.

        Certain other changes have been made in Part II, Items 7 and 8. Generally, no attempt has been made in this Amended Report to modify or update other disclosures presented in the Original Report except as required to reflect the items amended in this Amended Report as described above. This Amended Report does not reflect events occurring after the filing of the Original Report or modify or update those disclosures, except for events disclosed in Note 18, Subsequent Events, to the Consolidated Financial Statements. Information not affected by this Amended Report is unchanged and reflects the disclosure made at the time of the filing of the Original Report with the Securities and Exchange Commission on July 1, 2005. Accordingly, this Amended Report should be read in conjunction with our Original Report and the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TABLE OF CONTENTS

PEREGRINE SYSTEMS, INC.
Index to Annual Report on Form 10-K/A

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements that involve risk and uncertainties. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 34 of this report for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied, by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Legal Contingencies

        We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time in accordance with SFAS No. 5, "Accounting for Contingencies." As additional information becomes available, we will reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 17 of our notes to consolidated financial statements for a description of our material legal proceedings.

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

        Management determined, with the assistance of third-party financial advisors, that the Company's business enterprise value ("BEV") was within the range of $245 million to $309 million. The range was also approved by the Bankruptcy Court in connection with the Reorganization Plan. For purposes of applying SOP 90-7, the Company used a BEV of $277 million, representing the mid-point of the range in valuations as management's best estimate of the Company's reorganized BEV. The BEV was based primarily on a discounted cash flow ("DCF") analysis using projected financial information for fiscal years 2004 through 2007, a discount rate of 20%, a tax rate of 35%, and a terminal value of 2.1 times the forecasted revenue for fiscal year 2007. Financial information used to compute the BEV did not differ materially from that presented to the Bankruptcy Court in connection with the approval of the Reorganization Plan. Management also validated the range of BEV, which was determined using the DCF analysis, by using a comparable company analysis, which considers the value of similar companies to determine the value of the Company, and a transaction analysis, which considers transactions involving comparable companies where willing sellers have transferred control to willing buyers. Management also considered the Company's market capitalization as indicated through the trading price of its common shares to validate the BEV.

        The valuation relied on a number of estimates and assumptions, including the discount rate, projected growth rates for revenues and expenses, and tax rate. A variation in any of these assumptions would have resulted in a significant change to the determined BEV.

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

        As required by Item 303(b) of SEC Regulation S-K, the discussion and analysis of results of operations covers all periods for which financial statements are presented, even those that relate to periods shorter than a full fiscal year. However, for clarity of presentation, where the adoption of fresh- start reporting did not have a material effect, we have only compared the results of operations of our Successor Company for the fiscal year ended March 31, 2005 with the historical operations of the Successor and Predecessor Company on a pro forma combined basis for the fiscal year ended March 31, 2004. Similarly, where the adoption of fresh-start reporting did not have a material effect, we have only compared the results of operations of our Successor Company and Predecessor Company on a pro forma combined basis for the fiscal year ended March 31, 2004 with the historical results of operations of the Predecessor Company for the fiscal year ended March 31, 2003.

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

        The following table sets forth for the periods indicated the selected consolidated statement of operations data as a percentage of total revenue.

	Successor Company	Successor Company		Pro forma Combined Company	Predecessor Company
			Predecessor Company
	Fiscal Year Ended March 31, 2005	257 Days Ended March 31, 2004		Fiscal Year Ended March 31, 2004	Fiscal Year Ended March 31, 2003
			109 Days Ended July 18, 2003
Revenue:
Licenses	33.8%	39.0%	27.8%	35.9%	38.5%
Maintenance	57.1%	52.7%	60.0%	54.7%	43.4%
Consulting and training	9.1%	8.3%	12.2%	9.4%	18.1%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of licenses	6.0%	6.6%	1.4%	5.2%	2.7%
Cost of maintenance	9.8%	9.5%	10.6%	9.8%	11.5%
Cost of consulting and training	9.5%	8.7%	10.9%	9.3%	16.7%
Sales and marketing	35.4%	29.1%	30.0%	29.3%	46.9%
Research and development	15.5%	16.2%	18.3%	16.8%	22.8%
General and administrative	27.4%	26.6%	28.7%	27.2%	37.9%
Amortization of intangible assets	7.0%	7.4%	0.0%	5.3%	0.0%
Restructuring, impairments and other	(0.6)%	0.0%	(2.6)%	(0.7)%	40.1%

Total operating costs and expenses	110.0%	104.1%	97.3%	102.2%	178.6%

Operating (loss) income from continuing operations	(10.0)%	(4.1)%	2.7%	(2.2)%	(78.6)%
Foreign currency transaction losses (gains), net	1.1%	0.5%	(2.1)%	(0.2)%	(0.7)%
Reorganization items, net	(0.8)%	(5.7)%	778.6%	212.9%	(0.2)%
Interest income	0.8%	0.9%	1.3%	1.0%	0.3%
Interest expense	(2.1)%	(3.7)%	(9.7)%	(5.3)%	(15.9)%
Other income	0.5%	0.0%	0.0%	0.0%	0.0%

(Loss) income from continuing operations before income taxes	(10.5)%	(12.1)%	770.8%	206.2%	(95.1)%
Income tax expense on continuing operations	(2.8)%	(2.1)%	(2.2)%	(2.2)%	(3.5)%

(Loss) income from continuing operations	(13.3)%	(14.2)%	768.6%	204.0%	(98.6)%
Income (loss) from discontinued operations, net of income taxes	0.0%	0.0%	0.5%	0.1%	112.0%

Net (loss) income	(13.3)%	(14.2)%	769.1%	204.1%	13.4%

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

        During the latter half of fiscal 2004, we began to reinvest in expanding our consulting business due to increasing customer demand after our emergence from bankruptcy proceedings. We hired additional business development personnel, new managers and other staff to address increased demand.

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

COSTS AND EXPENSES

Cost of Licenses

        The cost of licenses primarily consists of amortization expense related to developed technology, third-party software royalties, product packaging, documentation and production, and distribution costs.

        The cost of licenses totaled $11.3 million for the fiscal year ended March 31, 2005, an increase of $2.3 million, or 25%, from the pro forma combined cost of licenses for the fiscal year ended March 31, 2004. The cost of licenses represented 17% and 14% of license revenue for the fiscal year ended March 31, 2005 and the pro forma combined fiscal year ended March 31, 2004, respectively. This increase resulted primarily from amortization expense related to developed technology recorded in connection with the Company's emergence from bankruptcy and adoption of the fresh-start reporting provisions of SOP 90-7 on July 18, 2003, partially offset by reductions in software royalties and from ongoing cost reductions implemented in the latter portion of fiscal 2003 through the quarter ended June 30, 2003. We began to outsource most of our product distribution beginning in the three months ended June 30, 2003, and fully implemented the outsourcing prior to the quarter ended June 30, 2004.

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

Amortization of Intangible Assets

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by SFAS 141. Identifiable intangible assets identified in connection with fresh-start reporting which are subject to amortization consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. With the adoption of fresh-start reporting, our Successor Company determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004 our Successor Company recorded non-cash charges for amortization of intangible assets of $13.4 million and $9.3 million, respectively. Amortization expense of $9,799 and $6,899 related to developed technology is recorded in cost of licenses for the fiscal year ended March 31, 2005 and the 257 days ended March 31, 2004, respectively.

Restructuring, Impairments and Other

        Restructuring, impairments and other for our Successor Company totaled $1.1 million for the fiscal year ended March 31, 2005 and represents a gain realized upon the sale of a minority investment in another company.

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

        Income tax expense totaled $5.3 million for the fiscal year ended March 31, 2005, and $3.8 million for the pro forma combined fiscal year ended March 31, 2004. This tax expense represented 26.4% of the loss from continuing operations before income taxes for the fiscal year ended March 31, 2005 and 1.1% of income from continuing operations before income taxes for the pro forma combined fiscal year ended March 31, 2004.

Discontinued Operations

        Income from discontinued operations related to Remedy for the 109 days ended July 18, 2003 of $0.3 million pertained to the collection of a trade receivable that had extended payment terms.

Effect of Foreign Currency Exchange Rate Fluctuations on Results of Operations

        Approximately 46% and 42% of our revenue for the fiscal year ended March 31, 2005 and the pro forma combined fiscal year ended March 31, 2004, respectively, were derived from operations outside the United States. As a consequence, our results are affected by changes in foreign currency exchange rates. To provide a framework for assessing how our underlying operations performed, excluding the effect of foreign currency exchange rate fluctuations, we have disclosed below the change in "total revenue" (comprised of licenses, maintenance, and consulting and training), "cost of revenue" (comprised of cost of licenses, maintenance, and consulting and training), and "operating costs and expenses" (comprised of sales and marketing, research and development, general and administrative, amortization of intangible assets, and restructuring, impairments and other) attributable to foreign currency exchange rate fluctuations. To do so, we have calculated the impact of foreign currency exchange rate fluctuations in U.S. Dollars by multiplying the fiscal year 2005 activity in local currencies by the difference between the average exchange rates in effect during fiscal year 2005 and the average exchange rates in effect during the pro forma combined fiscal year ended March 31, 2004.

Total Revenue

        Total revenue for the fiscal year ended March 31, 2005 increased $16.5 million from total revenue for the pro forma combined fiscal year ended March 31, 2004. Approximately $5.3 million of the increase was the result of foreign currency exchange rate fluctuations.

Cost of Revenue

        Cost of revenue for the fiscal year ended March 31, 2005 increased $5.8 million from cost of revenue for the pro forma combined fiscal year ended March 31, 2004. Approximately $0.8 million of the increase was the result of foreign currency exchange rate fluctuations.

Operating Costs and Expenses

        Operating costs and expenses for the fiscal year ended March 31, 2005 increased $25.9 million from operating costs and expenses for the pro forma combined fiscal year ended March 31, 2004. Approximately $3.6 million of the increase was the result of foreign currency exchange rate fluctuations.

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

COSTS AND EXPENSES

Stock Based Compensation Expense

        Prior to July 2002, the Predecessor Company granted a number of stock options at an exercise price below the then fair market value of the common stock. The difference between the fair market value at the date of grant and the exercise price is recorded as deferred compensation on the date of grant, and compensation expense is recognized over the vesting period of the option. In November 2003, the Predecessor Company completed the sale of its Remedy business (see Note 3 to the consolidated financial statements), which accelerated the recognition of substantially all deferred compensation charges related to stock options. Since July 2002, substantially all stock options have been granted with exercise prices equal to the fair market value at the date of grant. As a result, there has been a substantial decrease in compensation charges related to stock options since November 2003. Compensation charges for the stock options are reflected in operating cost and expenses as noted below.

Cost of Licenses

        The cost of software licenses primarily consists of amortization expense related to developed technology, third-party software royalties, product packaging, documentation and production and distribution costs. The cost of licenses represented 14% of pro forma license revenue for the pro forma combined fiscal year ended March 31, 2004. The cost of licenses represented 7% of license revenue for our Predecessor Company for fiscal 2003. This increase resulted primarily from amortization expense related to developed technology recorded in connection with the Company's emergence from bankruptcy and adoption of the fresh-start reporting provisions of SOP 90-7 on July 18, 2003, partially offset by cost reductions implemented in the latter portion of fiscal 2003, including the outsourcing of most of our product distribution. License costs were also lower in the fiscal 2004 period because of the disposition of non-core products in fiscal 2003.

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

Amortization of Intangible Assets

        Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in conformity with procedures specified by SFAS 141. We engaged an independent appraiser to assist in the allocation of the reorganization value to our Successor Company's assets and liabilities by determining the fair market value of its intangible assets. Identifiable intangible assets consist of developed technology, trademarks and trade names, customer contracts and customer lists. With the adoption of fresh-start reporting we determined the fair value of these identifiable intangibles to be $125.1 million, and to have useful lives ranging from five to six years. For the 257-day period ended March 31, 2004, our Successor Company recorded non-cash charges for amortization of intangibles of $9.3 million. Amortization expense of $6,899 related to developed technology is included in cost of licenses for the 257 day period ended March 31, 2004.

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

Effect of Foreign Currency Exchange Rate Fluctuations on Results of Operations

        Approximately 42% and 36% of our revenue for the pro forma combined fiscal year ended March 31, 2004 and the fiscal year ended March 31, 2003, respectively, were derived from operations outside the United States. As a consequence, our results are affected by changes in foreign currency exchange rates. To provide a framework for assessing how our underlying operations performed, excluding the effect of foreign currency exchange rate fluctuations, we have disclosed below the change in "total revenue" (comprised of licenses, maintenance, and consulting and training), "cost of revenue" (comprised of cost of licenses, maintenance, and consulting and training), and "operating costs and expenses" (comprised of sales and marketing, research and development, general and administrative, amortization of intangible assets, and restructuring, impairments and other) attributable to foreign currency exchange rate fluctuations. To do so, we have calculated the impact of foreign currency exchange rate fluctuations in U.S. Dollars by multiplying the pro forma combined fiscal year ended March 31, 2004 activity in local currencies by the difference between the average exchange rates in effect during the pro forma combined fiscal year ended March 31, 2004 and the average exchange rates in effect during fiscal year 2003.

Total Revenue

        Total revenue for the pro forma combined fiscal year ended March 31, 2004 decreased $55.5 million from total revenue for the fiscal year ended March 31, 2003. This decrease is net of a revenue increase of approximately $11.0 million resulting from foreign currency exchange rate fluctuations.

Cost of Revenue

        Cost of revenue for the pro forma combined fiscal year ended March 31, 2004 decreased $28.8 million from cost of revenue for the fiscal year ended March 31, 2003. This decrease is net of a cost of revenue increase of approximately $1.8 million resulting from foreign currency exchange rate fluctuations.

Operating Costs and Expenses

        Operating costs and expenses for the pro forma combined fiscal year ended March 31, 2004 decreased $203.6 million from operating costs and expenses for the fiscal year ended March 31, 2003. This overall decrease is net of an operating expense increase of approximately $4.5 million resulting from foreign currency exchange rate fluctuations.

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

        We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade payment obligations for at least 12 months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting our operations, including factors beyond our control. Please review the information set forth under the caption "Risk Factors," beginning on page 34 of this report. We currently have no lines of credit or similar facilities with any financial institutions. There can be no assurance that additional financing will be available in the future or that, if available, we will be able to obtain it on terms favorable to us.

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

  •
  Ineffective control over spreadsheets.

        As we complete our assessment of our internal control over financial reporting we may identify additional control deficiencies and we may determine that those deficiencies, either alone or in combination with others (including other control deficiencies that we have identified as of the date of filing of this Annual Report on Form 10-K, but which do not by themselves or when aggregated with other identified control deficiencies currently constitute a material weakness), constitute one or more additional material weaknesses. When we complete our assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm completes its audit of our assessment, we expect it to issue an adverse opinion on the effectiveness of our internal control over financial reporting. The control deficiencies increase the risk that transactions will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and they increase the risk of error. For more information about deficiencies in our internal control over financial reporting, and about the status of these control deficiencies as of the date of filing of this report, readers should carefully review the information set forth under the caption "Controls and Procedures" beginning on page 50 of this report.

        We have taken steps to ensure that the consolidated financial statements contained in this report are accurate in all material respects, and we have taken specified remedial actions to ensure that future consolidated financial statements will be accurate in all material respects. However, our internal control over financial reporting remains ineffective. See "Controls and Procedures." Our management cannot guarantee that controls and procedures put into place have prevented or will prevent all error and fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For more information regarding the process put into place to determine the accuracy of the consolidated financial statements included in this report, readers should carefully review the information set forth under the caption "Management's Remediation Initiatives and Changes in Internal Control Over Financial Reporting," in Item 9A beginning on page 53 of this report.

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

        Other civil litigation matters pertaining to us, but to which we are not a party, are pending in the California Superior Court in San Diego and the Federal District Court in San Diego. See "Legal Proceedings," beginning on page 11 of Annual Report on Form 10-K filed on July 1, 2005. We are responding to subpoena requests in connection with these matters and some of our current employees may be called upon to give depositions or other testimony in these proceedings. These obligations may require a substantial amount of time and attention by certain of our management and other employees.

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

        As of March 31, 2005 we had approximately $46.8 million of non-trade indebtedness outstanding. Our annual debt service costs relating to our 6.5% Senior Notes due 2007, which require semi-annual payments in February and August of each year until paid in August 2007, total $14.7 million, $14.7 million and $7.4 million in fiscal 2006, fiscal 2007 and fiscal 2008, respectively. Our total debt service costs for all our notes payable, other than the 6.5% Senior Notes, are $3.7 million per year. Our non-trade indebtedness could adversely affect our operating results and financial condition by:

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

        We will be required to generate cash sufficient to pay all amounts due on our outstanding indebtedness, conduct our business operations and fund capital expenditures. Prior to entering bankruptcy proceedings, we funded our operations through the sale of our products and services, the sale of equity securities, the issuance of debt securities, the factoring of accounts receivable and asset dispositions. Since emerging from bankruptcy proceedings, we have funded our operations with operating cash flow and cash on hand from previous asset dispositions. We have limited access to the debt and equity markets at this time because of our deficiencies in internal control over financial reporting and the pending governmental investigations. For the fiscal year ended March 31, 2005 we had a net loss of $25.4 million and a working capital deficiency of $19.6 million. Substantial increases in our net losses and our expenses in fiscal 2006 could have a material adverse impact on our available cash and on our business, operations and financial condition. If we are unable to generate sufficient cash flow from operations during fiscal 2006 and in the future or secure sufficient financing, we may not be able to pay our debt, maintain our business, rebuild our infrastructure, respond to competitive challenges or fund our other liquidity and capital needs. If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required public disclosure.

        As of March 31, 2005, management carried out an assessment under the supervision of and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses described below under "Management's Report on Internal Control over Financial Reporting."

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

        Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005. In performing our assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2005.

  1)
  Ineffective control environment—As of March 31, 2005, we did not maintain an effective control environment. Our control environment did not emphasize the establishment of adequate policies and procedures, including sufficiently detailed accounting policies and procedures under which our personnel could operate or be trained and for addressing and remediating known material weaknesses, some of which are discussed below, within a reasonable period of time. Additionally, we have lacked a sufficient complement of trained finance and accounting personnel because of significant turnover. As a result of this deficiency, certain accounting and reporting matters were concluded upon by individuals lacking the requisite knowledge to reach proper conclusions, and the improper conclusions were not detected through additional review or other procedures. This control deficiency contributed to the material weaknesses described in (2) through (6) below and in audit adjustments to the Company's fiscal 2005 interim and annual consolidated financial statements, as described in (2) through (5) below. Additionally, this control deficiency could result in the misstatement of the accounts and disclosures described in (2) through (6) below that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  2)
  Ineffective control over period-end financial reporting processes—As of March 31, 2005, we did not maintain effective control over our period-end financial reporting process related to the accurate and complete preparation, review and approval of journal entries, including post-closing adjustments, and of the conclusions reached regarding the application of accounting principles generally accepted in the United States of America. Specifically, there was a lack of in-depth review by personnel with the requisite knowledge sufficient for the conclusions. This control deficiency resulted in audit adjustments to cash, accounts receivable, prepaid expenses, accrued liabilities and accounts payable in the Company's fiscal 2005 interim and annual consolidated financial statements and could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  3)
  Ineffective control over accounting for customer arrangements with non-standard terms—As of March 31, 2005, we did not maintain effective control over the accuracy of the accounting for customer arrangements with non-standard terms. Specifically, we incorrectly recorded license revenue related to one customer arrangement with non-standard terms and did not identify improper deferred maintenance revenue balances for the maintenance portion of two customer arrangements with non-standard terms. In addition, we did not analyze certain deferred revenue balances related to non-standard customer arrangements at period end in order to assess the completeness of recorded revenue. This control deficiency resulted in audit adjustments to license and maintenance revenue and associated deferred revenue balances in the Company's fiscal 2005 annual consolidated financial statements and could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  4)
  Ineffective control over recording the Company's income tax provision—As of March 31, 2005, we did not maintain adequate control over the accuracy and completeness of the preparation, review, and approval of our income tax provision. Specifically, the Company's control over the income tax provision and related liability accounts, including determination of the effective tax rate, effects of foreign activity, tracking of deferred tax balances, journal entries to record the tax provision and reconciliation of the income tax provision to the general ledger, was not adequate to ensure the accuracy and completeness of the income tax provision. In addition, the Company lacked personnel with the necessary experience and expertise to accurately prepare, review and approve income tax provisions which contributed to the ineffective control over our income tax provision. This control deficiency resulted in audit adjustments to the income tax provisions in the Company's fiscal 2005 second and third quarter consolidated financial statements and revisions to its disclosures. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  5)
  Ineffective control over liability recognition—As of March 31, 2005, we did not maintain effective control over the cutoff of accrued expenses to ensure expenses incurred were recorded in the proper period. As a result, liabilities and related expenses could be recorded in inappropriate periods. This control deficiency resulted in audit adjustments to the Company's fiscal 2005 interim and annual consolidated financial statements to properly reflect period-end accounts payable and accrued liability balances and related expenses. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  6)
  Ineffective control over purchasing and disbursements—As of March 31, 2005, we did not maintain effective control over the validity of purchases of, and disbursements for, goods and services. Specifically, we did not maintain controls that ensured all disbursements were valid and authorized, including proper authorization for purchases, matching receiving documentation and vendor invoices to properly approved purchase orders and updating our vendor master file. As a result, financial statement captions impacted by purchasing and disbursements, including fixed assets, prepaid and other expenses, accounts payable and accrued expenses, and operating expenses, could be improperly stated. This control deficiency did not result in audit adjustments to the Company's fiscal 2005 interim and annual consolidated financial statements. However, this control deficiency could result in the misstatement of purchases and disbursements that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  7)
  Ineffective control over access to financial applications and data—As of March 31, 2005, we did not maintain effective control over access to our financial applications and data. Specifically, certain information technology staff had access to financial application programs and data and we did not adequately restrict access for users with financial, accounting and reporting responsibilities. In addition, the Company lacked monitoring controls over access to financial applications and data and appropriate compensating controls in the period-end financial reporting process as noted above. This control deficiency did not result in audit adjustments to Company's fiscal 2005 interim or annual consolidated financial statements. However, this control deficiency could result in the misstatement of the Company's consolidated financial statements that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

  8)
  Ineffective control over spreadsheets—As of March 31, 2005, we did not maintain adequate control over spreadsheets used in our financial reporting process. Among other areas, spreadsheets are utilized in determining the Company's consolidated income tax provision, preparing the Company's period-end consolidation and calculating the quarterly change in the Company's cumulative translation adjustment. We have determined that there were insufficient change management or access controls in place, or such processes lacked formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and no review or approval to detect unauthorized changes or errors. This control deficiency resulted in an audit adjustment to the Company's income tax provision in the Company's fiscal 2005 second quarter consolidated financial statements. Additionally, this control deficiency could result in the misstatement of the Company's aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not have been prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses discussed above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, based on the criteria in the Internal Control—Integrated Framework. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8, Financial Statements and Supplementary Data.

Management's Remediation Initiatives and Changes in Internal Control Over Financial Reporting

        Our management has discussed the material weaknesses described above with our Audit Committee. In an effort to remediate the identified material weaknesses and other control deficiencies, we have implemented and/or plan to implement the measures described below. Although we believe that we have implemented some of the measures discussed below, we have not performed further management testing to verify that these remediation efforts have been executed in a manner sufficient to remedy the material weaknesses described above. Remediation efforts discussed below which have been implemented have resulted in changes to our internal control over financial reporting during the quarter ended March 31, 2005 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of the fiscal year ended March 31, 2005, we continued efforts to remedy these control deficiencies, including material weaknesses, in our internal control over financial reporting.

  1)
  Plans to improve our control environment—We are currently engaged in planning activities to upgrade our financial information systems in order to improve the automation and timeliness of our financial reporting processes in areas such as the consolidation of our multiple subsidiaries and preparation of financial statements. We also continue to review our policies and procedures to improve the effectiveness of our internal control as well as improve the working environment for our personnel in order to reduce turnover. In addition, we have implemented and/or are in the process of implementing additional policies and procedures requiring elevated reviews of accounting matters by personnel with the requisite knowledge to properly conclude on these matters. To date, we have allocated resources to initially establishing, documenting, testing and concluding on the effectiveness of our internal control over financial reporting. Now that we have completed our assessment of the effectiveness of internal control over financial reporting, we expect to have more resources available to devote to correcting deficiencies identified and training our personnel to execute these new policies and procedures.

  2)
  Plans to improve control over period-end financial reporting processes—We have implemented and/or plan to implement additional policies requiring that all journal entries and conclusions on the application of accounting principles generally accepted in the United States of America be supported by sufficient documentation and be reviewed and approved by appropriate personnel with requisite knowledge to execute such review and approval. We also plan to train our existing personnel and/or hire additional personnel with the requisite knowledge to execute these reviews and approvals. We also expect that the initiatives to improve our control environment discussed above will enhance our period-end financial reporting processes.

  3)
  Plans to improve control over review of non-standard terms in customer contracts—We have implemented additional policies and procedures requiring review and approval of certain non-standard customer contract terms. We will also continue our current practice of using more standard contract terms. However, certain master agreements, under which existing customers purchase additional licenses, and certain other non-standard customer contracts, which were signed in prior periods when such contracts were more prevalent have continuing obligations or payment streams that impact our current accounting and financial reporting. We plan to implement additional policies and procedures surrounding the documentation, analysis and approval of all material customer contracts with non-standard terms. We also expect that the other initiatives to improve our control environment discussed above will enhance our review of non-standard terms in customer contracts.

  4)
  Plans to improve control over liability recognition—We have implemented and/or plan to implement additional policies and procedures to properly recognize accounts payable and accrued liabilities in the proper period and have hired additional staff to analyze expense accruals at period end. We will also consider ways to improve our liability recognition controls in connection with our planning phase of our upgrade of our financial information systems as discussed above regarding our control environment.

  5)
  Plans to improve control over purchasing and disbursements—We have implemented and/or plan to implement additional policies requiring approval of, and maintenance of evidence of approval of, authorization of purchases, matching of receiving documentation and vendor invoices to properly approved purchase orders, and validation and authorization of all disbursements. We are currently engaged in planning activities to upgrade our financial information systems as discussed above regarding our control environment in the purchasing and disbursement area. We have hired additional personnel with experience in this area and also plan to train our existing personnel in these new policies, so that they may more effectively control our purchasing and disbursements process.

  6)
  Plans to improve control over access to financial applications and data—We have implemented and/or plan to implement additional polices and procedures for system access controls for our users with financial, accounting or reporting responsibilities. We will also consider ways to improve our system access controls in connection with our planning activities to upgrade our financial information systems as discussed above regarding our control environment. We have hired additional personnel to support our financial information systems, including improving access controls.

  7)
  Plans to improve control over recording the Company's income tax provision—We have implemented and/or are planning to implement additional policies and procedures to improve controls over the preparation of our income tax provision, the determination of the related liability and its reconciliation to our general ledger. We have recently hired an income tax provision manager, who has the necessary experience and expertise in the preparation of income tax provisions, as well as an international tax manager. In connection with our financial information systems upgrade planning process as discussed above regarding our control environment, we will consider ways to automate and improve the preparation and organization of data required to prepare our income tax provision to facilitate and expedite the process. Finally, we are evaluating income tax provision preparation software packages to improve our internal control in this area.

  8)
  Plans to improve control over spreadsheets—We have implemented and/or are in the process of implementing additional policies and procedures to improve the change management and access controls over spreadsheets used in our financial reporting process. We also plan to train our existing personnel in these new policies, so that they will more effectively execute these controls. In addition, we will evaluate ways to reduce the reliance on spreadsheets of our financial reporting process in connection with our financial information systems upgrade planning as discussed above regarding our control environment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.     CONSOLIDATED FINANCIAL STATEMENTS:

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2005 and 2004 (Successor Company)	F-8
Consolidated Statements of Operations for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-9
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-10
Consolidated Statements of Cash Flows for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-11
Notes to Consolidated Financial Statements	F-12

2.     FINANCIAL STATEMENT SCHEDULES:

Schedule II—Valuation and Qualifying Accounts	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.     EXHIBITS

Exhibit	Description
2.1(h)	Acquisition Agreement, dated September 20, 2002, by and among BMC Software Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.2(h)	First Amendment to Acquisition Agreement, dated September 24, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.3(h)	Second Amendment to Acquisition Agreement, dated October 25, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.4(h)	Third Amendment to Acquisition Agreement, dated November 18, 2002, by and among BMC Software, Inc., Peregrine Systems, Inc. and Peregrine Remedy, Inc.
2.5(i)	Disclosure Statement in Support of Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., dated May 29, 2003.
2.6(j)	Fourth Amended Plan of Reorganization of Peregrine Systems, Inc. and Peregrine Remedy, Inc., as modified, dated July 14, 2003.
2.7(j)	Order Pursuant to Section 1129 of the Federal Bankruptcy Code Confirming Debtors' Fourth Amended Plan of Reorganization, as modified, dated July 14, 2003 (Docket Nos. 1902, 2163 and 2229).
2.8(g)	Acquisition Agreement, dated June 12, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc. and PCI International Limited.

2.9(g)	Amendment No. 1 to Acquisition Agreement, dated June 21, 2002, by and among Peregrine Connectivity, Inc., Peregrine Systems, Inc., PCI International Limited and PCI International, Inc.
2.10(a)	Asset Purchase Agreement, dated July 19, 2002, by and among Peregrine Systems, Inc. and MAXIMUS, Inc.
2.11(a)	Letter amending the Asset Purchase Agreement, dated July 30, 2002, by and among Peregrine Systems, Inc. and Maximus, Inc.
2.12(a)	Asset Purchase Agreement, dated July 31, 2002, by and among Peregrine Systems, Inc. and Tririga Real Estate & Facilities LLC.
2.13(a)	Letter amending the Asset Purchase Agreement, dated August 2, 2002, by and among Peregrine Systems, Inc. and Tririga Real Estate & Facilities LLC.
2.14(a)	Purchase and Sale Agreement, dated September 9, 2002, by and among eXchangeBridge, Inc., Peregrine Systems, Inc. and GLE Acquisitions, LLC.
2.15(a)	Asset Purchase Agreement, dated November 15, 2002, by and among Peregrine Systems, Inc., October Acquisition Corporation and American Express Travel Related Services Company, Inc.
2.16(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Peregrine Systems Ltd. and TSB Solutions, Inc.
2.17(a)	Asset Purchase Agreement, dated November 7, 2002, by and among Telco Research Corporation and Symphony Service Corp.
3.1(l)	Restated Certificate of Incorporation as filed with the Secretary of the State of Delaware on August 7, 2003.
3.2(l)	Amended and Restated Bylaws, adopted August 7, 2003.
4.1(l)	Specimen Common Stock Certificate for our par value $0.0001 per share common stock issued in connection with our reorganization under our Fourth Amended Plan of Reorganization.
4.2(k)	Indenture dated August 7, 2003 between Peregrine Systems, Inc. and U.S. Bank National Association, as Trustee.
4.3(k)	Form of 6 1/2% Senior Notes due 2007.
4.4(a)	Final Order, signed on November 12, 2003, (a) Certifying Classes for Settlement Purposes Only, (b) Appointing Settlement Class Representatives, (c) Approving and Authorizing Class Representatives to Enter Into and Implement Settlement Agreement, (d) Estimating Value of Class 9 Indemnity Claims of Directors and Officers for Purposes of Implementing Settlement Agreement and Making Plan Distributions, and (e) Approving Adequacy of Notice Procedures for Class Action Settlement.
9.1(a)	Voting and Distribution Agreement, dated August 5, 2003, by and among Peregrine Systems, Inc. and the Post-Emergence Equity Committee.
10.1(a)	Form of Standard Indemnification Agreement for directors and officers.
10.2(a)	1997 Employee Stock Purchase Plan, as amended and restated effective as of November 1, 2000 and form of agreement thereunder.
10.3(a)*	1997 Director Option Plan, as amended January 18, 2000 and form of agreement thereunder.

10.4(a)*	1999 Nonstatutory Stock Option Plan, as amended through October 17, 2001 and form of agreement thereunder.
10.5(a)*	1994 Stock Option Plan, as amended through July 8, 2002 and form of agreement thereunder.
10.6(a)*	2003 Equity Incentive Plan, a restatement of the 1994 Stock Option Plan, and forms of agreement thereunder.
10.7(a)	Amended and Restated Office Lease and Settlement Agreement between Peregrine Systems, Inc. and Kilroy Realty, L.P., dated August 28, 2003.
10.8(a)	First Amendment to Amended and Restated Office Lease and Settlement Agreement, dated December 2003.
10.9(a)*	Amended Employment Agreement, effective June 1, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.10(a)*	First Amendment to Amended Employment Agreement, dated December 11, 2003, by and among Peregrine Systems, Inc. and Gary G. Greenfield.
10.11(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Gary G. Greenfield.
10.12(a)*	Amended Employment Agreement, effective June 24, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.13(a)*	Restricted Stock Agreement, dated August 22, 2002, between Peregrine Systems, Inc. and Kenneth A. Sexton.
10.14(a)*	First Amendment to Amended Employment Agreement, dated April 5, 2004, by and among Peregrine Systems, Inc. and Kenneth A. Sexton.
10.15(a)*	Employment Letter, dated August 14, 2003, between Peregrine Systems, Inc. and John Mutch.
10.16(a)*	Statement of Terms and Conditions of Employment, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.17(a)*	Executive Employment Offer Letter, dated December 20, 2001, between Peregrine Systems, Inc. and Alan Kerr.
10.18(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Craig Ryall.
10.19(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Mary Lou O'Keefe.
10.20(a)*	Executive Employment Agreement, dated July 1, 2002, between Peregrine Systems, Inc. and Deborah Traub.
10.21(a)	Reserved.
10.22(a)	Reserved.
10.23(a)	Reserved.
10.24(p)	Reserved.
10.25(a)	Reserved.
10.26(a)*	Employment Letter, dated January 5, 2004, between Peregrine Systems, Inc. and James Zierick.

10.27(a)*	Executive Employment Agreement, dated January 20, 2004, between Peregrine Systems, Inc. and Beth Martinko.
10.28(a)*	Key Employee Retention Plan.
10.29(a)*	Key Employee Severance Plan.
10.30(a)*	Management Incentive Compensation Program.
10.31(f)	Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.32(f)	Amendment No. 1 to Loan and Security Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.33(f)	Post Closing Matters Agreement by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were parties thereto.
10.34(a)	Forbearance Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank, Wells Fargo HSBC Trade Bank, N.A. and Fleet Business Credit, LLC as agent.
10.35(a)	Intercreditor Agreement, dated August 26, 2002, by and among Peregrine Systems, Inc., certain of its subsidiaries, Foothill Capital Corporation, and certain lenders that were party thereto.
10.36(a)	Settlement Agreement by and among Peregrine Systems, Inc., Peregrine Remedy, Inc. and Motive Communications, Inc.
10.37(a)	Settlement Agreement and Release by and among Peregrine Systems, Inc., International Business Machine Corporation and IBM Credit Corporation.
10.38(a)	Settlement Agreement and Mutual General Release by and among Peregrine Systems, Inc., Fujitsu Transaction Solutions, Inc. and Fleet Business Credit LLC.
10.39(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries and Fleet Business Credit, LLC.
10.40(a)	Promissory Note, dated August 26, 2002, with Fleet Business Credit, LLC.
10.41(a)	Agreement Regarding Purchaser Bank Arrangements, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, Fleet Business Credit, LLC, Silicon Valley Bank and Wells Fargo HSBC Trade Bank, N.A.
10.42(a)	Consent and Termination Agreement, dated August 7, 2003, by and among Fleet Business Credit, LLC, Wells Fargo HSBC Trade Bank, N.A., Silicon Valley Bank and Fleet Business Credit, LLC.
10.43(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Silicon Valley Bank.
10.44(a)	Promissory Note, dated August 26, 2002, with Silicon Valley Bank Promissory Note.
10.45(a)	Mutual Release Agreement, dated August 7, 2003, by and among Peregrine Systems, Inc., certain of its subsidiaries, and Wells Fargo HSBC Trade Bank, N.A.
10.46(a)	Promissory Note dated August 26, 2002, with Wells Fargo HSBC Trade Bank, N.A.
10.47(a)	Facility Funding Agreement, dated September 9, 2002, between Peregrine Systems, Inc. and its Peregrine Systems Operations Limited subsidiary.

10.48(a)	Amended Settlement Agreement, dated October 14, 2003, among Peregrine Systems, Inc., the Post-Emergence Equity Committee, and the Loran Group and Heywood Waga as co-lead plaintiffs in the Securities Action.
10.49(a)	Funding Agreement, dated September 9, 2002, between Peregrine Systems Operations Limited and Peregrine Systems Limited.
10.50(a)	Debtor in Possession Credit Agreement, dated September 24, 2002, by and among Peregrine Systems, Inc., Peregrine Remedy, Inc., and various subsidiaries thereof, and BMC Software, Inc.
10.51(b)	Revolving Credit Agreement, dated October 29, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.52(c)	First Amendment to Revolving Credit Agreement and Limited Waiver, dated December 20, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.53(c)	Second Amendment to Revolving Credit Agreement and Limited Waiver, dated December 31, 2001, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.54(a)	Third Amendment to Revolving Credit Agreement and Limited Waiver, dated March 25, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.55(a)	Fourth Amendment to Revolving Credit Agreement and Limited Waiver, dated April 22, 2002, by and among Peregrine Systems, Inc., Fleet National Bank, and certain other lenders.
10.56(m)*	Second Amendment to Employment Agreement between Peregrine Systems, Inc. and Ken Sexton dated August 30, 2004.
10.57(m)*	Employment Agreement between Peregrine Systems, Inc. and Kenneth Saunders dated July 20, 2004.
10.58(m)*	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and John Mutch dated August 20, 2004.
10.59(m)*	Performance Stock Unit Agreement between Peregrine Systems, Inc. and John Mutch effective August 20, 2004.
10.60(m)*	Restricted Stock Grant Notice and Restricted Stock Agreement between Peregrine Systems, Inc. and John Mutch dated August 20, 2004.
10.61(m)*	Employment Agreement between Peregrine Systems, Inc. and Russell Mann dated July 12, 2004.
10.62(m)*	Employment Agreement between Peregrine Systems, Inc. and Russell Clark dated August 4, 2004.
10.63(n)*	Third Amendment to Employment Agreement between Peregrine Systems, Inc. and Ken Sexton effective October 1, 2004.
10.64(p)*	Amendment to Restated Employment Agreement between Peregrine Systems, Inc. and Ken Saunders effective October 1, 2004.
10.65(p)*	Settlement Agreement and Mutual General Release between Gary Greenfield and Peregrine Systems, Inc. dated August 27, 2004.
10.66(p)*	Executive Employment Agreement between Peregrine Systems, Inc. and Kevin Courtois effective as of October 6, 2004.

10.67(p)*	Executive Employment Agreement between Peregrine Systems, Inc. and Beth Martinko effective January 20, 2004.
10.68(q)*	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and Ken Saunders dated as of March 4, 2005.
10.69(q)*	Amended and Restated Employment Agreement between Peregrine Systems, Inc. and Ken Saunders dated as of March 4, 2005.
10.70(q)*	Retention Bonus Plan effective February 22, 2005.
10.71(q)*	Performance Stock Unit Agreement between Peregrine Systems Inc. and Ken Saunders effective August 6, 2004.
10.72(r)*	Form of Retention Bonus Plan Agreement between Peregrine Systems, Inc. and its executive officers dated February 23, 2005.
10.73(r)*	Amended Employment Agreement between Peregrine Systems, Inc. and Craig Ryall effective as of February 22, 2005.
10.74(r)*	Amended Employment Agreement between Peregrine Systems, Inc. and Beth Martinko effective as of February 22, 2005.
10.75(r)*	Settlement Agreement and General Release between Peregrine Systems, Inc. and David Sugishita dated as of February 6, 2005.
10.76(r)*	Amended Employment Agreement between Peregrine Systems, Inc. and Russ Mann effective as of February 22, 2005.
10.77(r)*	Amended Employment Agreement between Peregrine Systems, Inc. and Kevin Courtois effective as of February 22, 2005.
10.78(r)*	Amended Employment Agreement between Peregrine Systems, Inc. and Deborah Traub effective as of February 22, 2005.
10.79(r)*	Amended Employment Agreement between Peregrine Systems, Inc. and James Zierick effective as of February 22, 2005.
10.80(r)*	Executive Employment Agreement between Peregrine Systems, Inc. and Donald Boyce effective as of February 22, 2005.
10.81(r)*	Amended Employment Agreement between Peregrine Systems, Inc. and Mary Lou O'Keefe effective as of February 22, 2005.
10.82(s)*	Amended Employment Agreement between Peregrine Systems, Inc. and Mr. Donald Boyce effective as of July 1, 2005.
10.83(s)*	Amended Employment Agreement between Peregrine Systems, Inc. and Mr. Kevin Courtois effective as of July 1, 2005.
10.84(s)*	Amended Employment Agreement between Peregrine Systems, Inc. and Mr. Alan Kerr effective as of August 1, 2005.
10.85(s)*	Amended Employment Agreement between Peregrine Systems, Inc. and Ms. Beth Martinko effective as of July 1, 2005.
10.86(s)*	Amended Employment Agreement between Peregrine Systems, Inc. and Ms. Mary Lou O'Keefe effective as of July 1, 2005.
10.87(s)*	Amended Employment Agreement between Peregrine Systems, Inc. and Ms. Deborah Traub effective as of July 1, 2005.
10.88(s)*	Amended Employment Agreement between Peregrine Systems, Inc. and Mr. James Zierick effective as of July 1, 2005.

10.89(s)*	Form of Restricted Stock Agreement.
16.1(e)	Letter from KPMG LLP regarding Change in Certifying Accountant.
16.2(d)	Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.
21.1(r)	Subsidiaries of the Registrant.
31.1(s)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(s)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3(s)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4(s)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(s)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(s)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(a)	Securities and Exchange Commission Final Judgment of Permanent Injunction against Defendant Peregrine Systems, Inc.
99.2(a)	Securities and Exchange Commission Supplemental Consent and Undertaking of Defendant Peregrine Systems, Inc.
99.3(a)	Amended Litigation Trust Agreement.
99.4(a)	Order Approving Modified Employment Agreements and Compensation and Incentive Packages for Debtor's Chief Executive Officer and Chief Financial Officer.
99.5(a)	Consent and Undertaking of Peregrine Systems, Inc.

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

(r)
Incorporated by reference to that similarly described exhibit filed with the Registrant's Annual Report on Form 10-K on July 1, 2005.

(s)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 18, 2005.

Peregrine Systems, Inc.
By:	/s/ KENNETH J. SAUNDERS Kenneth J. Saunders Executive Vice President and CFO

PEREGRINE SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2005 and 2004 (Successor Company)	F-8
Consolidated Statements of Operations for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-9
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-10
Consolidated Statements of Cash Flows for the Year Ended March 31, 2005 and the 257 Days Ended March 31, 2004 (Successor Company) and the 109 Days Ended July 18, 2003 and the Year Ended March 31, 2003 (Predecessor Company)	F-11
Notes to Consolidated Financial Statements	F-12
FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Peregrine Systems, Inc.:

        We have completed an integrated audit of Peregrine Systems, Inc.'s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and an audit of its consolidated financial statements as of March 31, 2004 and for the period from July 19, 2003 to March 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Peregrine Systems, Inc. and its subsidiaries (Successor Company) at March 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended March 31, 2005 and the period from July 19, 2003 to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, as of and for the periods referenced above, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

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

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Peregrine Systems, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because the Company did not maintain (1) an effective control environment, (2) effective control over period-end financial reporting processes, (3) effective control over accounting for customer arrangements with non-standard terms, (4) effective control over recording its income tax provision, (5) effective control over liability recognition, (6) effective control over purchasing and disbursements, (7) effective control over access to financial applications and data; and (8) effective control over the use of spreadsheets.

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

  •
  Ineffective control environment—As of March 31, 2005, the Company did not maintain an effective control environment. The Company's control environment did not emphasize the establishment of adequate policies and procedures, including sufficiently detailed accounting policies and procedures under which its personnel could operate or be trained and for addressing and remediating known material weaknesses, some of which are discussed below, within a reasonable period of time. Additionally, the Company has lacked a sufficient complement of trained finance and accounting personnel because of significant turnover. As a result of this deficiency, certain accounting and reporting matters were concluded upon by individuals lacking the requisite knowledge to reach proper conclusions, and the improper conclusions were not detected through additional review or other procedures. This control deficiency contributed to the material weaknesses described in (2) through (6) below and in audit adjustments to the Company's fiscal 2005 interim and annual consolidated financial statements, as described in (2) through (5) below. Additionally, this control deficiency could result in the misstatement of the accounts and disclosures described in (2) through (6) below that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over period-end financial reporting processes—As of March 31, 2005, the Company did not maintain effective control over its period-end financial reporting process related to the accurate and complete preparation, review and approval of journal entries, including post-closing adjustments, and of the conclusions reached regarding the application of accounting principles generally accepted in the United States of America. Specifically, there was a lack of in-depth review by personnel with the requisite knowledge sufficient for the conclusions. This control deficiency resulted in audit adjustments to cash, accounts receivable, prepaid expenses, accrued liabilities and accounts payable in the Company's fiscal 2005 interim and annual consolidated financial statements and could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over accounting for customer arrangements with non-standard terms—As of March 31, 2005, the Company did not maintain effective control over the accuracy of the accounting for customer arrangements with non-standard terms. Specifically, the Company incorrectly recorded license revenue related to one customer arrangement with non-standard terms and did not identify improper deferred maintenance revenue balances for the maintenance portion of two customer arrangements with non-standard terms. In addition, the Company did not analyze certain deferred revenue balances related to non-standard customer arrangements at period end in order to assess the completeness of recorded revenue. This control deficiency resulted in audit adjustments to license and maintenance revenue and associated deferred revenue balances in the Company's fiscal 2005 annual consolidated financial statements and could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over recording the Company's income tax provision—As of March 31, 2005, the Company did not maintain adequate control over the accuracy and completeness of the preparation, review, and approval of its income tax provision. Specifically, the Company's control over the income tax provision and related liability accounts, including determination of the effective tax rate, effects of foreign activity, tracking of deferred tax balances, journal entries to record the tax provision and reconciliation of the income tax provision to the general ledger, was not adequate to ensure the accuracy and completeness of the income tax provision. In addition, the Company lacked personnel with the necessary experience and expertise to accurately prepare, review and approve income tax provisions which contributed to the ineffective control over its income tax provision. This control deficiency resulted in audit adjustments to the income tax provisions in the Company's fiscal 2005 second and third quarter consolidated financial statements and revisions to its disclosures. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over liability recognition—As of March 31, 2005, the Company did not maintain effective control over the cutoff of accrued expenses to ensure expenses incurred were recorded in the proper period. As a result, liabilities and related expenses could be recorded in inappropriate periods. This control deficiency resulted in audit adjustments to the Company's fiscal 2005 interim and annual consolidated financial statements to properly reflect period-end accounts payable and accrued liability balances and related expenses. Additionally, this control deficiency could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over purchasing and disbursements—As of March 31, 2005, the Company did not maintain effective control over the validity of purchases of, and disbursements for, goods and services. Specifically, the Company did not maintain controls that ensured all disbursements were valid and authorized, including proper authorization for purchases, matching receiving documentation and vendor invoices to properly approved purchase orders and updating its vendor master file. As a result, financial statement captions impacted by purchasing and disbursements, including fixed assets, prepaid and other expenses, accounts payable and accrued expenses, and operating expenses, could be improperly stated. This control deficiency did not result in audit adjustments to the Company's fiscal 2005 interim and annual consolidated financial statements. However, this control deficiency could result in the misstatement of purchases and disbursements that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over access to financial applications and data—As of March 31, 2005, the Company did not maintain effective control over access to its financial applications and data. Specifically, certain information technology staff had access to financial application programs and data and management did not adequately restrict access for users with financial, accounting and reporting responsibilities. In addition, the Company lacked monitoring controls over access to financial applications and data and appropriate compensating controls in the period-end financial reporting process as noted above. This control deficiency did not result in audit adjustments to Company's fiscal 2005 interim or annual consolidated financial statements. However, this control deficiency could result in the misstatement of the Company's consolidated financial statements that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

  •
  Ineffective control over spreadsheets—As of March 31, 2005, the Company did not maintain adequate control over spreadsheets used in its financial reporting process. Among other areas, spreadsheets are utilized in determining the Company's consolidated income tax provision, preparing the Company's period-end consolidation and calculating the quarterly change in the Company's cumulative translation adjustment. Management has determined that there were insufficient change management or access controls in place, or such processes lacked formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and no review or approval to detect unauthorized changes or errors. This control deficiency resulted in an audit adjustment to the Company's income tax provision in the Company's fiscal 2005 second quarter consolidated financial statements. Additionally, this control deficiency could result in the misstatement of the Company's aforementioned accounts that would result in a material misstatement of the Company's interim or annual consolidated financial statements that would not have been prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our report dated June 29, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company's internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report, insofar as it relates to the Company's internal control over financial reporting as of March 31, 2005, as presented herein, is different from our previous report.

        In our opinion, management's assessment that Peregrine Systems, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Peregrine Systems, Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Diego, California
September 21, 2005

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
(In thousands, except par value amounts)

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

PEREGRINE SYSTEMS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Revenue:
Licenses	$64,647	$49,146	$13,525	$88,567
Maintenance	109,031	66,340	29,176	99,801
Consulting and training	17,372	10,398	5,954	41,672

Total revenue	191,050	125,884	48,655	230,040

Costs and Expenses:
Cost of licenses(1)	11,306	8,336	706	6,273
Cost of maintenance	18,722	11,883	5,152	26,464
Cost of consulting and training	18,149	10,989	5,289	38,400
Sales and marketing	67,619	36,631	14,588	107,891
Research and development	29,645	20,412	8,908	52,410
General and administrative	52,376	33,491	13,953	87,129
Amortization of intangible assets	13,419	9,312	—	—
Restructuring, impairments and other	(1,096)	—	(1,239)	92,231

Total operating costs and expenses	210,140	131,054	47,357	410,798

Operating (loss) income from continuing operations	(19,090)	(5,170)	1,298	(180,758)
Foreign currency transaction gains (losses), net	2,162	631	(998)	(1,654)
Reorganization items, net	(1,567)	(7,188)	378,821	(458)
Interest income	1,455	1,179	618	789
Interest expense	(4,002)	(4,623)	(4,706)	(36,532)
Other income	944	—	—	—

(Loss) income from continuing operations before income taxes	(20,098)	(15,171)	375,033	(218,613)
Income tax expense on continuing operations	(5,302)	(2,697)	(1,096)	(8,092)

(Loss) income from continuing operations	(25,400)	(17,868)	373,937	(226,705)
Income from discontinued operations, net of income taxes	—	—	252	257,564

Net (loss) income	$(25,400)	$(17,868)	$374,189	$30,859

Net (loss) income per share, basic:
(Loss) income per share from continuing operations	$(1.69)	$(1.19)	$1.91	$(1.16)
Income per share from discontinued operations	—	—	—	1.32

Net (loss) income per share	$(1.69)	$(1.19)	$1.91	$0.16

Basic shares used in computation	15,055	15,000	195,654	195,248

Net (loss) income per share, diluted:
(Loss) income per share from continuing operations	$(1.69)	$(1.19)	$1.82	$(1.16)
Income per share from discontinued operations	—	—	—	1.32

Net (loss) income per share	$(1.69)	$(1.19)	$1.82	$0.16

Diluted shares used in computation	15,055	15,000	208,302	195,248

(1)
Includes amortization expense of $9,799 and $6,899 related to developed technology for the fiscal year ended March 31, 2005 and the 257-day period ended March 31, 2004, respectively.

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

PEREGRINE SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Cash flow from operating activities:
Net loss (Successor Company)	$(25,400)	$(17,868)
(Loss) income from continuing operations (Predecessor Company)			$373,937	$(226,705)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,563	20,762	2,469	15,482
Non-cash restructuring, impairments and other	—	—	—	53,597
Stock compensation expense	839	—	551	42,355
Non-cash reorganization items	(676)	(1,968)	(393,901)	(11,802)
Foreign currency transaction losses (gains), net	(2,162)	(631)	998	1,654
Cash used to pay imputed interest portions of long-term debt	(1,056)	(427)	—	—
Gain on sale of investments	(1,096)		(1,239)	—
Cash used to pay reorganization items	(3,275)	(1,614)	(42,877)	—
Deferred taxes	(79)	622	—	—
Gain on collection of employee notes receivable	(944)	—	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	4,907	(9,881)	11,534	5,830
Other assets	4,313	10,709	1,402	1,083
Accounts payable	(2,451)	(3,868)	2,630	(5,141)
Accrued expenses	2,266	(9,761)	3,970	20,855
Deferred revenue	(4,687)	18,860	(11,131)	(27,484)

Net cash (used in) provided by operating activities	(1,938)	4,935	(51,657)	(130,276)

Cash flow from investing activities:
Collections of Remedy sale indemnification holdback	—	10,000	—	—
Sale of investments and collection of notes receivable	4,195	1,000	5,431	—
Collection of notes receivable from employees	944	—	—	525
Proceeds from sale of non-core product lines	—	—	—	15,910
Purchases of property and equipment	(4,558)	(2,560)	(10)	(753)
Proceeds from sales of property and equipment	310	—	—	—
Purchases of marketable securities available for sale	(25,000)	—	—	—
Proceeds from sale of marketable securities available for sale	25,000	—	—	—
Change in restricted cash	356	(1,869)	27,157	(26,622)
Maturities of short-term investments	—	—	—	17,606

Net cash provided by investing activities	1,247	6,571	32,578	6,666

Cash flow from financing activities:
Proceeds from debtor in possession financing	—	—	—	54,014
Repayments of debtor in possession financing	—	—	—	(54,014)
Advances from factored receivables	—	—	—	28,338
Repayments of factored receivables	(4,748)	(7,107)	(24,282)	(134,063)
Issuance of long-term debt	—	—	—	57,904
Repayment of long-term debt	(17,617)	(7,350)	(86,516)	(61,394)
Collection on subscriptions receivable	28	—	6	8,300
Bank overdraft	—	—	—	(12,445)
Issuance of common stock, employee plans	307	6	—	1,145

Net cash used in financing activities	(22,030)	(14,451)	(110,792)	(112,215)

Effect of exchange rate changes on cash	1,540	826	1,057	2,649

Net cash flows from discontinued operations	—	—	2,565	384,000

Net (decrease) increase in cash and cash equivalents	(21,181)	(2,119)	(126,249)	150,824
Cash and cash equivalents, beginning of period	105,946	108,065	234,314	83,490

Cash and cash equivalents, end of period	$84,765	$105,946	$108,065	$234,314

Cash paid during the period for:
Interest	$3,188	$2,797	$34	$14,874

Income taxes	$5,062	$1,831	$1,434	$11,085

Supplemental Disclosure of Non-Cash Activities of Continuing Operations:
Guaranteed value common stock	$—	$—	$—	$(9,520)

Common stock issued for investments and investments exchanged for cancellation of deferred revenue	$—	$—	$—	$(3,835)

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

        Management determined, with the assistance of third-party financial advisors, that the Company's business enterprise value ("BEV") was within the range of $245 million to $309 million. The range was also approved by the Bankruptcy Court in connection with the Reorganization Plan. For purposes of applying SOP 90-7, the Company used a BEV of $277 million, representing the mid-point of the range in valuations as management's best estimate of the Company's reorganized BEV. The BEV was based primarily on a discounted cash flow ("DCF") analysis using projected financial information for fiscal years 2004 through 2007, a discount rate of 20%, a tax rate of 35%, and a terminal value of 2.1 times the forecasted revenue for fiscal year 2007. Financial information used to compute the BEV did not differ materially from that presented to the Bankruptcy Court in connection with the approval of the Reorganization Plan. Management also validated the range of BEV, which was determined using the DCF analysis, by using a comparable company analysis, which considers the value of similar companies to determine the value of the Company, and a transaction analysis, which considers transactions involving comparable companies where willing sellers have transferred control to willing buyers. Management also considered the Company's market capitalization as indicated through the trading price of its common shares to validate the BEV.

        The valuation relied on a number of estimates and assumptions, including the discount rate, projected growth rates for revenues and expenses, and tax rate. A variation in any of these assumptions would have resulted in a significant change to the determined BEV.

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

Deferred Revenue

        Deferred revenue primarily relates to maintenance fees that have been billed by the Company in advance of the performance of these services. Revenue from maintenance fees is recognized ratably over the term of the maintenance period, which is generally one year. In addition, certain license fees have been prepaid by customers and deferred by the Company until all the required revenue recognition criteria have been satisfied (e.g. expiration of exchange rights or delivery of all licensed products). In addition, revenue related to prepayments from third-party distributors is deferred until the associated product or service is sold through to the end-user.

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

Capitalized Computer Software and Research and Development Costs

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), software development costs are capitalized from the time the product's technological feasibility has been established until the product is released for sale to the general public. The Company establishes technological feasibility in accordance with SFAS 86 using the working model method. Cost of acquired developed technology is also capitalized in accordance with SFAS 86 and amortized as a component of cost of licenses. During the three-year period ended March 31, 2005, no costs to internally developed software were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal.

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

Reclassifications and Revisions

        Certain amounts previously reported have been reclassified to conform to the current presentation. Amounts reclassified from prior filings include amortization expense related to developed technology and foreign currency transaction gains (losses). The result of these reclassifications is an increase in cost of licenses and a decrease in amortization expense of $9,799 and $6,899 for the year ended March 31, 2005 and the 257 day period ended March 31, 2004, respectively, and the reporting of foreign currency transaction gains (losses) of $631, ($998), and ($1,654) for the 257 days ended March 31, 2004, 109 days ended July 18, 2003 and the year ended March 31, 2003, respectively, separately from general and administrative expense. Certain prior-year operating cash flow items also have been reclassified to conform to the current year's presentation.

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

        Estimated amortization expenses of identifiable intangible assets for the fiscal years ending March 31 are as follows (in thousands):

Year Ended March 31,
2006	$23,272
2007	23,272
2008	23,272
2009	14,090
2010	3,036

$86,942

        Accrued expenses of the Successor Company consist of the following (in thousands):

	March 31, 2005	March 31, 2004
Employee compensation	$12,315	$12,227
Income taxes payable (see Note 3 and Note 10)	44,824	38,979
Interest	348	435
Restructuring (see Note 8)	86	1,125
Professional fees	3,655	2,370
Reorganization items (see Note 9)	2,344	5,343
Other	6,070	4,975

	$69,642	$65,454

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

        Due to the adoption of fresh-start reporting, any adjustments to the Company's tax assets or liabilities for tax attributes that existed prior to the adoption of fresh-start reporting are recorded as adjustments to goodwill. For the fiscal years ended March 31, 2004 and 2005 the Company recorded net reductions to goodwill totaling approximately $0.5 million and $1.2 million, respectively, for adjustments to the Company's tax assets and liabilities for tax attributes that existed prior to the adoption of fresh-start reporting. These adjustments related mainly to the receipt of refunds for pre-change tax losses and the recording of certain deferred tax assets that management has determined the Company will most likely realize in the future.

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

        The following table summarizes the Company's shares available for grant and outstanding stock options at March 31, 2005, 2004 and 2003 as well as changes during the periods then ended (number of shares in thousands):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, March 31, 2002	9,332	42,087	$0.08 - 79.20	$14.54
Additional shares reserved	7,878	—
Grants	(7,461)	7,461	0.23 - 7.85	0.51
Exercises	—	(58)	0.34 - 8.57	1.12
Cancellations	29,420	(29,420)	0.23 - 79.20	12.74

Balances, March 31, 2003	39,169	20,070	0.08 - 79.20	11.99
Cancellations	16,216	(16,216)	0.08 - 79.20	14.75

Balances, July 18, 2003	55,385	3,854	0.23 - 0.60	0.36

Recapitalization	2,541	109	8.18 - 21.30	12.85
Grants	(1,952)	1,952	17.00 - 21.50	17.99
Exercises	—	(1)	8.18 - 15.62	15.50
Cancellations	130	(130)	8.18 - 21.30	17.48

Balances, March 31, 2004	719	1,930	8.18 - 21.50	17.76
Additional shares reserved	493	—
Grants	(637)	637	16.00 - 18.15	18.15
Restrictd shares granted	(40)	—
Exercises	—	(30)	9.94 - 15.62	10.64
Cancellations	339	(339)	8.18 - 22.10	18.40

Balances, March 31, 2005	874	2,198	8.18 - 22.25	17.86

        Information about stock options outstanding at March 31, 2005 follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8.18 to $15.62	58	7.34	$13.13	46	$12.48
$15.63 to $17.62	662	8.81	17.05	139	17.00
$17.63 to $17.63	899	8.52	17.63	331	17.63
$17.75 to $22.25	579	9.12	19.64	78	20.31

	2,198	8.73	$17.86	594	17.43

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

        The following table summarizes segment revenue for the fiscal year ended March 31, 2005, the 257 days ended March 31, 2004, the 109 days ended July 18, 2003 and the fiscal year ended March 31, 2003 (dollars in thousands):

	Successor Company		Predecessor Company
	Year Ended March 31, 2005	257 Days Ended March 31, 2004	109 Days Ended July 18, 2003	Year Ended March 31, 2003
Segment revenue
Americas	$103,740	$68,318	$32,043	$146,461
EMEA/AP	87,310	57,566	16,612	83,579

Total	$191,050	$125,884	$48,655	$230,040

% of total revenue
Americas	54%	54%	66%	64%
EMEA/AP	46%	46%	34%	36%

	100%	100%	100%	100%

        A summary of Peregrine's goodwill and long-lived tangible assets by reportable segment is as follows (in thousands):

	Americas	EMEA/AP	Consolidated
Year ended March 31, 2005:
Goodwill	$169,700	$15,135	$184,835
Long-lived tangible assets	$6,942	$1,480	$8,422
Year ended March 31, 2004:
Goodwill	$168,612	$15,038	$183,650
Long-lived tangible assets	$5,756	$1,751	$7,507

        A summary of Peregrine's revenue and long-lived tangible assets by geographic area is as follows (in thousands):

	Americas	Europe, Middle East and Africa	Asia Pacific	Consoldiated
Successor Company:
Revenue for year ended March 31, 2005	$103,740	$79,533	$7,777	$191,050
Revenue for the 257 days ended March 31, 2004	68,318	51,753	5,813	125,884
Long-lived tangible assets at March 31, 2005	6,942	1,458	22	8,422
Long-lived tangible assets at March 31, 2004	5,756	1,692	59	7,507
Predecessor Company:
Revenue for the 109 days ended July 18, 2003	32,043	15,287	1,325	48,655
Revenue for year ended March 31, 2003	146,461	77,765	5,814	230,040

16.   Quarterly Financial Data (Unaudited)

        A summary of Peregrine's quarterly results for the fiscal year ended March 31, 2005, the 109 days ended July 18, 2003 and the 257 days ended March 31, 2004 is as follows (in thousands, except per share data):

	Successor Company Year Ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$40,174	$47,934	$55,231	$47,711
Gross profit(1)	28,891	36,316	42,625	35,041
Other operating costs and expenses (excluding cost of licenses, maintenance, and consulting and training)	39,977	37,931	42,286	41,769
Operating (loss) income	(11,086)	(1,615)	339	(6,728)
Net (loss) income	(15,212)	(3,678)	1,905	(8,415)
Net (loss) income per share, basic(2)	(1.01)	(0.24)	0.13	0.56
Net (loss) income per share, diluted(2)	(1.01)	(0.24)	0.13	0.56

	Year Ended March 31, 2004
	Predecessor Company		Successor Company
	First Quarter	18 Days Ended July 18, 2003	74 Days Ended September 30, 2003	Third Quarter	Fourth Quarter
Total revenue	$42,456	$6,199	$35,220	$44,713	$45,951
Gross profit(1)	33,041	4,467	26,097	33,765	34,814
Other operating costs and expenses (excluding cost of licenses, maintenance, and consulting and training)	30,699	5,511	26,203	35,097	38,546
Operating income (loss)	2,342	(1,044)	(106)	(1,332)	(3,732)
Net (loss) income	(9,122)	383,311	(5,395)	(6,423)	(6,050)
Net (loss) income per share, basic(2):
(Loss) income per share from continuing operations	(0.05)	1.96	(0.36)	(0.43)	(0.40)
Income per share from discontinued operations	—	—	—	—	—
Net (loss) income per share	(0.05)	1.96	(0.36)	(0.43)	(0.40)
Net (loss) income per share, diluted(2):
(Loss) income per share from continuing operations	(0.05)	1.83	(0.36)	(0.43)	(0.40)
Income per share from discontinued operations	—	—	—	—	—
Net (loss) income per share	(0.05)	1.83	(0.36)	(0.43)	(0.40)

(1)
Gross profit is net of amortization expense of $2,440, $2,453, $2,451, $2,455, $2,449, $2,449, and $2,001, related to developed technology for the three months ended March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003 and 74 days ended September 30, 2003, respectively.

(2)
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

        An additional 600,000 shares of new common stock (the "Class 7/9 Reserve Shares"), representing 4% of the 15,000,000 shares of new common stock issued on the effective date, are required to be allocated between Class 7 and Class 9, based on the amount finally paid to resolve Class 8 general unsecured claims. The allocation is based on whether the amount finally paid to resolve Class 8 claims falls below, within, or above the range of $49.0 million and $65.0 million, which were the estimates of Class 8 payments determined by the various constituencies in the bankruptcy proceedings. Now that the Moores and Nelson settlements have been completed, the Company knows that the amount finally paid to resolve Class 8 claims will be below $49.0 million, so all of these 600,000 shares will be allocated to Class 9. As a result of the Class 9 settlement, the Equity Class will be entitled to receive 85%, or 510,000, of such shares and the Securities Class will be entitled to receive 15%, or 90,000, of such shares. The Company intends to distribute the Class 7/9 Reserve Shares as soon as practicable.

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

18.   Subsequent Events

        During August 2005, the Company issued to certain key employees a total of 468,500 restricted shares of common stock, $0.0001 par value, pursuant to the Company's 2003 Equity Incentive Plan, representing an aggregate value of approximately $9 million, which will be recognized as compensation expense ratably over a three-year vesting period. The shares of restricted stock vest in three equal installments on August 8, 2006, 2007 and 2008. Additionally, the Company issued options to purchase 286,000 shares of its common stock with exercise prices at the fair market value of the underlying common stock on the grant date.

        On September 19, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hewlett-Packard Company ("HP"). Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive cash in the amount of $26.08. The aggregate purchase price approximates $425 million. Consummation of the merger is subject to customary closing conditions, including (i) approval of the Merger Agreement by the stockholders of the Company, (ii) absence of any law or order prohibiting the consummation of the merger, (iii) expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and receipt of certain foreign antitrust approvals, and (iv) the accuracy of the representations and warranties of the parties to the Merger Agreement. The Merger Agreement may be terminated by either the Company and HP under certain circumstances, and further provides that, upon certain terminations of the Merger Agreement, the Company will be required to pay HP a termination fee in the amount of $11.7 million.

Schedule II

PEREGRINE SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended March 31, 2002
Allowances:
Trade receivables	$3,811	$8,446	$(51)	$58	(C)	$12,264
Notes receivable	9,679	11,589	(18,104)	—		3,164
Valuation allowance on deferred tax assets	190,131	359,455	—	17,098	(A)	566,684

	$203,621	$379,490	$(18,155)	$17,156		$582,112

Year ended March 31, 2003
Allowances:
Trade receivables	$12,264	$(7,131)	$(453)	$371	(C)	$5,051
Notes receivable	3,164	94	(3,045)	—		213
Valuation allowance on deferred tax assets	566,684	122,541	—	(193,868	)(B)	495,357

	$582,112	$115,504	$(3,498)	$(193,497)		$500,621

109 days ended July 18, 2003
Allowances:
Trade receivables	$5,051	$(417)	$(7)	$(205	)(C)	$4,422
Notes receivable	213	—	(142)	—		71
Valuation allowance on deferred tax assets	495,357	(1,481)	—	(393,055	)(D)	100,821

	$500,621	$(1,898)	$(149)	$(393,260)		$105,314

257 days ended March 31, 2004
Allowances:
Trade receivables	$4,422	$(2,021)	$(271)	$311	(C)	$2,441
Notes receivable	71	(51)	(20)	—		—
Valuation allowance on deferred tax assets	100,821	2,497	—	—		103,318

	$105,314	$425	$(291)	$311		$105,759

Year ended March 31, 2005
Allowances:
Trade receivables	$2,441	$(1,116)	$(90)	$56	(C)	$1,291
Valuation allowance on deferred tax assets	103,318	9,333	—	—		112,651

	$105,759	$8,217	$(90)	$56		$113,942

(A)
Amount relates to the tax benefit from stock options charged to paid-in capital.

(B)
Amount represents the reduction in valuation allowance due to the sale of the Harbinger and Remedy subsidiaries.

(C)
Change in currency exchange rates, international subsidiaries.

(D)
Eliminates tax attributes lost as a result of ownership change upon emergence from bankruptcy.

S-1

QuickLinks

TABLE OF CONTENTS
PEREGRINE SYSTEMS, INC. Index to Annual Report on Form 10-K/A
  PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9A. CONTROLS AND PROCEDURES
  PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
PEREGRINE SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PEREGRINE SYSTEMS, INC. Consolidated Balance Sheets (In thousands, except par value amounts)
PEREGRINE SYSTEMS, INC. Consolidated Statements of Operations (In thousands, except per share amounts)
PEREGRINE SYSTEMS, INC Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (In thousands)
PEREGRINE SYSTEMS, INC. Consolidated Statements of Cash Flows (In thousands)
PEREGRINE SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II PEREGRINE SYSTEMS, INC. VALUATION AND QUALIFYING ACCOUNTS (In thousands)