Form 10-Q
period 2005-06-30
PEREGRINE SYSTEMS INC
filed 2005-10-18
CIK 1031107

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the Registrant's common stock outstanding on July 31, 2005 was 15,074,989.

PEREGRINE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,356	$84,765
Cash—restricted	4,455	4,325
Accounts receivable, net of allowance for doubtful accounts	29,394	35,407
Deferred taxes	4,127	4,620
Other current assets	7,029	8,887

Total current assets	121,361	138,004
Property and equipment, net	8,814	8,422
Identifiable intangible assets, net	80,649	86,942
Goodwill	182,550	184,835
Investments and other assets	2,062	2,113

Total assets	$395,436	$420,316

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,207	$4,106
Accrued expenses	62,413	69,642
Current portion of deferred revenue	56,955	66,086
Current portion of notes payable	17,867	17,811

Total current liabilities	141,442	157,645

Non-current Liabilities:
Deferred revenue, net of current portion	4,139	5,906
Notes payable, net of current portion	29,134	29,007
Deferred taxes	5,040	4,923

Total non-current liabilities	38,313	39,836

Commitments and Contingencies—Note 5
Stockholders' Equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100.0 million shares authorized, 15.1 million and 15.0 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	271,160	271,150
Subscriptions receivable	(36)	(36)
Accumulated deficit	(53,027)	(43,268)
Accumulated other comprehensive loss	(2,418)	(5,013)

Total stockholders' equity	215,681	222,835

Total liabilities and stockholders' equity	$395,436	$420,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts; Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Revenue:
Licenses	$13,497	$11,145
Maintenance	26,270	25,237
Consulting and training	4,819	3,792

Total revenue	44,586	40,174

Operating Costs and Expenses:
Cost of licenses(1)	2,756	2,854
Cost of maintenance	4,675	4,544
Cost of consulting and training	5,158	3,885
Sales and marketing	18,476	16,274
Research and development	8,469	7,508
General and administrative	11,542	12,819
Amortization of intangible assets	3,348	3,376
Restructuring, impairments and other	(198)	—

Total operating costs and expenses	54,226	51,260

Operating loss	(9,640)	(11,086)
Foreign currency transaction losses, net	(1,065)	(1,069)
Reorganization items, net	(233)	(811)
Interest income	695	249
Interest expense	(820)	(1,216)
Other income	1,655	—

Loss before income taxes	(9,408)	(13,933)
Income tax expense	(351)	(1,279)

Net loss	$(9,759)	$(15,212)

Net loss per share, basic and diluted:
Net loss per share	$(0.65)	$(1.01)

Weighted-average shares used in computation, basic and diluted	15,074	15,022

(1)
Includes amortization expense of $2,452 and $2,455 related to developed technology for the three months ended June 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Cash flow from operating activities:
Net loss	$(9,759)	$(15,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,710	7,044
Stock compensation expense	—	691
Non-cash reorganization items	—	(26)
Foreign currency transaction losses, net	1,065	795
Gain on recovery of previously paid financing fees	(490)	—
Gain on sale of investment	(198)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	4,900	6,581
Other assets	1,563	2,025
Accounts payable	221	351
Accrued expenses	(1,716)	(2,051)
Deferred revenue	(8,925)	(5,564)

Net cash used in operating activities	(6,629)	(5,366)

Cash flow from investing activities:
Purchases of property and equipment	(1,201)	(659)
Change in restricted cash	(178)	9
Proceeds from sale of investment	198	—

Net cash used in investing activities	(1,181)	(650)

Cash flow from financing activities:
Gain on recovery of previously paid financing fees	490	—
Repayments of factored receivables	—	(2,454)
Repayment of long-term debt	—	(40)
Issuance of common stock, employee plans	10	134

Net cash provided by (used in) financing activities	500	(2,360)

Effect of exchange rate fluctuations on cash	(1,099)	(518)

Net decrease in cash and cash equivalents	(8,409)	(8,894)
Cash and cash equivalents, beginning of period	84,765	105,946

Cash and cash equivalents, end of period	$76,356	$97,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Company

Business

        Peregrine Systems, Inc. (the "Company" or "Peregrine") is a global provider of enterprise software. Peregrine's core business is providing information technology asset and service management software solutions.

        Peregrine's core software product suites are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine's products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine's products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets. In addition, the Company offers products in its Configuration Services suite which provides a consolidated accurate view of all IT assets and allows customers to automatically discover, inventory, and better utilize all hardware, software, and network devices.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and for the three months ended June 30, 2005 and 2004 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not necessarily include all information and footnotes necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

        In the opinion of the Company's management, the unaudited financial information for the interim periods presented reflects all normal recurring adjustments that the Company considers necessary to give a fair statement. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the SEC on July 1, 2005 (together with the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 filed with the SEC on October 18, 2005, the "Amended Form 10-K"). Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Computation of Net Loss Per Share

        Computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to compute basic and diluted net income (loss) per share data for all periods for which an income statement is presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of the Company's equity securities under the treasury stock method. Options to purchase 0.4 million and 0.3 million shares of common stock were outstanding during the three months ended June 30, 2005 and 2004, respectively, but were excluded from the computation of net loss per share as inclusion would have been anti-dilutive.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" ("FIN 44") to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148").

        The Company used the following assumptions to value awards granted during the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Risk-free interest rate	3.81%	2.97%
Expected life (in years)	4.70	3.00
Expected volatility	67%	77%
Expected dividends	None	None

        The following tables illustrate the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

Three Months

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net loss, as reported	$(9,759)	$(15,212)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	691
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards, net of related tax effects	(1,280)	(1,659)

Pro forma net loss	$(11,039)	$(16,180)

Net loss per share:
Basic and diluted—as reported	$(0.65)	$(1.01)
Basic and diluted—pro forma	$(0.73)	$(1.08)

Comprehensive Loss

        Other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The foreign currency translation adjustment is the only item giving rise to accumulated other comprehensive loss for the periods presented. Comprehensive loss consists of the following (in thousands):

Three Months

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net loss, as reported	$(9,759)	$(15,212)
Foreign currency translation—current period	2,595	(935)
Foreign currency translation—prior periods	—	1,897

Comprehensive loss	$(7,164)	$(14,250)

        Foreign currency translation for the three months ended June 30, 2005 of $2.6 million includes decreases in goodwill and identifiable intangibles of $0.9 million and $0.5 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar.

        Foreign currency translation for the three months ended June 30, 2004 of $0.9 million includes decreases in goodwill and identifiable intangibles of $0.2 million and $0.1 million, respectively, relating to the translation of intangible assets whose functional currency is other than the U.S. dollar.

        During the preparation of the financial statements for the three months ended June 30, 2004, the Company noted that goodwill and identifiable intangibles attributable to foreign entities but recorded at the parent company level were not remeasured in the functional currencies of the entities to which they relate for periods subsequent to the Company's adoption of fresh-start reporting on July 18, 2003 in connection with its emergence from bankruptcy proceedings. Comprehensive loss for the three months ended June 30, 2004 includes $1.9 million which represents the cumulative effect of changes in foreign currency exchange rates on remeasuring goodwill and identifiable intangible assets from the functional currencies of the entities to which they relate to the reporting currency of the U.S. dollar from July 18, 2003 through March 31, 2004. For that period, goodwill and intangible assets increased by $1.1 million and $0.8 million, respectively. The Company believes the effect of the adjustments to goodwill and identifiable intangible assets, stockholders' equity and comprehensive income (loss) as of and for the individual and year-to-date periods from July 18, 2003 through June 30, 2004 is not material.

Recent Accounting Pronouncements

        On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("SFAS 123R") requiring that the compensation cost relating to share-based payment transactions be measured and recognized in financial statements using the fair value of the awards. This statement eliminates the use of APB 25's intrinsic value method of accounting that was provided in SFAS 123. Under APB 25, issuing stock options to employees generally resulted in no recognition of compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to delay the date for compliance with SFAS 123R to the first interim or annual reporting period of a registrant's first fiscal year beginning after June 15, 2005. As a result, the Company is required to adopt SFAS 123R on

April 1, 2006. The Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R will have a material effect on its operating results if current compensation strategies are continued.

Reclassifications and Revisions

        Certain amounts previously reported have been reclassified to conform to the current presentation. Amounts reclassified include amortization expense related to developed technology resulting in an increase in cost of licenses and a decrease in amortization expense of $2,455 for the three months ended June 30, 2004.

3.     Income Taxes

        The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

        The effective tax rate for the three months ended June 30, 2005 was approximately 3.7%. The Company's income tax expense for the three months ended June 30, 2005 relates primarily to interest accrued on certain tax contingencies net of benefit for foreign losses expected to be realized during fiscal 2006. During the three months ended June 30, 2005 and 2004, the Company did not recognize any benefit from federal or state income tax losses, because future benefit from such losses was not more likely than not expected to be realized. If tax benefits for losses incurred subsequent to the adoption of fresh-start reporting are realized in future periods, the benefit will be recorded as a reduction of tax expense.

        The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing timing differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance on substantially all of its net deferred tax asset balances as of June 30, 2005 and March 31, 2005 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        The Company is reviewing the potential impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate earnings of foreign subsidiaries by providing an elective 85% dividends received deduction for certain dividends paid during a specified period; for the Company, this would be applicable to fiscal year 2006. The deduction is subject to numerous limitations and requirements, including the adoption of a specific domestic reinvestment plan for the repatriated funds. The Company has not yet determined whether it will repatriate future earnings of some of its foreign subsidiaries under the Jobs Act but will decide during fiscal year 2006. Unremitted earnings on which no deferred taxes have been provided amounted to approximately $37.3 million at June 30, 2005.

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

        Due to the adoption of fresh-start reporting, any adjustments to the Company's tax assets or liabilities that existed prior to the adoption of fresh-start reporting are recorded as adjustments to goodwill. For the three months ended June 30, 2005, the Company recorded net decreases to goodwill totaling approximately $1.4 million for adjustments to the Company's tax assets and liabilities that existed prior to the adoption of fresh-start reporting. These adjustments related mainly to the release of certain tax reserves as management has determined the Company no longer has exposure for the associated matters.

4.     Segment and Geographic Information

        The Company's two reportable segments, which align with the internal management of worldwide business operations, are as follows:

  •
  Americas.  The Americas segment includes the Company's U.S. operations as well as in Canada, Mexico and South America.

  •
  EMEA/AP.  The EMEA/AP segment includes the Company's operations in Europe, the Middle East, Africa and the Asia Pacific region.

        The Company's Chief Executive Officer (its chief operating decision maker) evaluates segment financial performance based on segment revenues only. The Company's Chief Executive Officer does not evaluate the financial performance of each segment based on its respective operating income, assets or capital expenditures.

        The following table summarizes segment revenue for the three months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Segment revenue:
Americas	$24,881	$22,586
EMEA/AP	19,705	17,588

Total	$44,586	$40,174

% of total revenue:
Americas	56%	56%
EMEA/AP	44%	44%

	100%	100%

5.     Commitments and Contingencies

Federal Government Investigations and Proceedings Relating to Historical Accounting Irregularities

        In early 2002, the Department of Justice (the "DOJ") and the SEC opened investigations into Peregrine relating to the accounting improprieties that took place prior to 2002. In June 2003, the SEC filed a partially-settled civil action against Peregrine in the United States District Court for the

Southern District of California alleging violations of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules promulgated thereunder. In the same month, the Company's settlement with the SEC was approved by the District Court, resolving the civil complaint. The SEC separately withdrew a request for monetary damages and disgorgement in July 2003. Under the terms of the settlement, the Company agreed, among other things, to be enjoined from violating the federal securities laws. Because the Company has not filed its SEC periodic reports on a timely basis, it has not been in compliance with the requirement of the settlement pertaining to refraining from violating federal securities laws. To the Company's knowledge, the SEC is not considering a further enforcement action against it, and the Company is not a target of any ongoing investigation, but it can not be sure that a further enforcement action or criminal proceeding will not be brought against it. Responding to any such actions could be expensive and time-consuming for management and could have an adverse effect on the Company's reputation and ability to generate sales.

Bankruptcy Reorganization; Claims Litigation

        On September 27, 2002, the Company and its wholly-owned subsidiary, Peregrine Remedy, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization of the Company (the "Reorganization Plan") was confirmed by the U.S. Bankruptcy Court in the District of Delaware (the "Bankruptcy Court") on July 18, 2003, and it became effective on August 7, 2003. Unless otherwise indicated, all references to "old common stock" pertain to the Company's common stock, par value $0.001 per share, that was cancelled on August 7, 2003 in connection with the Company's emergence from Chapter 11 bankruptcy proceedings, and all references to "new common stock" pertain to the Company's common stock, par value $0.0001 per share, from and after the effective date of the Reorganization Plan. References to the "Predecessor Company" herein pertain to the fiscal periods prior to and including July 18, 2003.

        Class 8 General Unsecured Claims.    Approximately 1,200 general unsecured claims were filed against the Company based on events that took place prior to the bankruptcy filing. The Company began paying claims on the effective date of the Reorganization Plan and continues to pay based on settlement terms or as claims are settled. Through June 30, 2005, in order to resolve these claims, the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of June 30, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.3 million remaining to be resolved. The Company believes amounts accrued at June 30, 2005 are sufficient to resolve the claims.

        Class 7/9 Reserve Shares.    Under the Company's Reorganization Plan, 600,000 shares of new common stock (the "Class 7/9 Reserve Shares"), representing 4% of the 15,000,000 shares of new common stock issued on the effective date of the Reorganization Plan, were held in reserve by Peregrine, in its capacity as stock disbursing agent under the Reorganization Plan, to be allocated between Class 7 and Class 9 under the Reorganization Plan. The allocation was to be based on whether the amount finally paid to resolve Class 8 general unsecured claims falls below, within, or above the range of $49.0 million and $65.0 million, which were the estimates of Class 8 payments determined by the various constituencies in the bankruptcy proceedings. As the Company has determined that the final amount needed to resolve Class 8 claims will be below $49.0 million, all of these 600,000 shares were allocated to Class 9. As a result of the settlement agreement among representatives of the classes within Class 9, the Equity Class within Class 9 (i.e., holders, as of the effective date of the Reorganization Plan, of the Predecessor Company's common stock) were entitled to receive 85%, or 510,000, of such shares, and the Securities Class within Class 9 (i.e., purchasers of old common stock involved in a class action brought against the Predecessor Company that was resolved under the Reorganization Plan) were entitled to receive 15%, or 90,000, of such shares. The Class 7/9 Reserve Shares were distributed in a process that began on August 30, 2005.

        Administrative Claims and Luddy v. Peregrine.    Administrative claims are claims related to obligations the Company purportedly incurred after it filed for bankruptcy law protection during the administrative period of the bankruptcy case. In order to be paid, administrative claims must meet certain requirements under the Reorganization Plan and bankruptcy laws. The only material remaining administrative liability results from a complaint filed in May 2004 against the Company by the Company's former chief technology officer, Frederic Luddy, in the Court of Chancery for the State of Delaware. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with ongoing civil litigation related to the Company's accounting improprieties, but to which the Company is not a party. In June 2004, the Company removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. On November 10, 2004, the Bankruptcy Court found that it had jurisdiction to consider the complaint, and the court granted in part and denied in part the Company's motion to dismiss Mr. Luddy's complaint, without prejudice, to the Company's right to renew the motion later after discovery and formal fact finding. Discovery has not yet commenced and no trial date has been set. The Company believes Mr. Luddy's claims are without merit and intends to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect the Company's financial position, results of operations or liquidity.

Other Litigation

        The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company's financial position, results of operations or liquidity.

6.     Restructuring, Impairments and Other

        For the three months ended June 30, 2005, restructuring, impairments and other totaled $0.2 million, attributable to a $0.2 million escrow payment received from a sale of one of the Company's investments that had been previously impaired.

7.     Other Income

        During the three months ended June 30, 2005, the Company received cash in the amount of $2.1 million related to the settlement of a dispute with a customer arising from a software license agreement entered into in March 2002. In connection with the settlement, the Company also agreed to issue new software licenses to the customer which the customer will evaluate and may decide to install at a later date. Of the cash received, $1.2 million has been accounted for as the resolution of a gain contingency that arose prior to the Company's application of fresh-start reporting effective July 18, 2003 in connection with the emergence from bankruptcy and is recorded as other income in the accompanying consolidated statements of operations. The settlement also included the payment of accrued interest and the recovery of legal expenses incurred by the Company to litigate and ultimately settle this dispute. The Company has recorded the remaining cash received under the settlement of $0.2 million and $0.7 million as interest income and a reduction of general and administrative expenses reflecting the recovery of legal costs, respectively, in the accompanying consolidated statements of operations, as such amounts were earned or incurred subsequent to the Company's adoption of fresh-start reporting.

        Also included in other income for the three months ended June 30, 2005 is $0.5 million from the recovery of previously paid financing fees.

8.     Subsequent Events

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate," "intend," "seek," "will," and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Readers should carefully review the information set forth under the caption "Risk Factors" contained in our Amended Form 10-K for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

        We have not filed our SEC periodic reports on a timely basis. For this reason, and based on the other risk factors contained in our Amended Form 10-K, we believe trading in our securities at this time is highly speculative and involves a high degree of risk.

OVERVIEW

        Peregrine Systems, Inc. (the "Company" or "Peregrine" and references to "we," "us," or "our") is a global provider of enterprise software. Peregrine's core business is providing information technology asset and service management software solutions.

        Peregrine's core software product suites are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine's products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine's products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets. In addition, we offer products in our Configuration Services suite which provides a consolidated accurate view of all IT assets and allows customers to automatically discover, inventory, and better utilize all hardware, software, and network devices.

        We have also embraced a new vision called Optimal IT™ and announced our intent to develop a new DecisionCenter™ product to deliver on this vision. DecisionCenter and the solutions we develop around it will be designed to provide analytics and decision modeling capabilities that will enable our customers to optimize the performance of the technology infrastructure using information generated by existing applications, including ServiceCenter and AssetCenter. The Optimal IT solutions are expected to provide the capability of collecting, understanding, analyzing and modeling the complex information that describes the technology environment, to enable organizations to make optimal tradeoffs given the constraints of time, resources, costs and assets.

RESULTS OF OPERATIONS

        The following tables set forth for the periods indicated the selected condensed consolidated statement of operations data as a percentage of total revenue:

Three Months

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Revenue:
Licenses	30.3%	27.8%
Maintenance	58.9%	62.8%
Consulting and training	10.8%	9.4%

Total revenue	100.0%	100.0%

Operating costs and expenses:
Cost of licenses	6.2%	7.1%
Cost of maintenance	10.5%	11.3%
Cost of consulting and training	11.5%	9.7%
Sales and marketing	41.4%	40.5%
Research and development	19.0%	18.7%
General and administrative	25.9%	31.9%
Amortization of intangible assets	7.5%	8.4%
Restructuring, impairments and other	(0.4)%	—

Total operating costs and expenses	121.6%	127.6%

Operating loss	(21.6)%	(27.6)%
Foreign currency transaction losses, net	(2.4)%	(2.7)%
Reorganization items, net	(0.5)%	(2.0)%
Interest income	1.6%	0.6%
Interest expense	(1.9)%	(3.0)%
Other income	3.7%	—

Loss before income taxes	(21.1)%	(34.7)%
Income tax expense	(0.8)%	(3.2)%

Net loss	(21.9)%	(37.9)%

COMPARISON OF RESULTS OF OPERATIONS

REVENUE

        Revenue is comprised of license fees, maintenance service fees and fees for consulting and training services. We organize our business operations according to two segments:

  •
  Americas.  The Americas segment includes the Company's U.S. operations as well as in Canada, Mexico and South America.

  •
  EMEA/AP.  The EMEA/AP segment includes the Company's operations in Europe, the Middle East, Africa and the Asia Pacific region.

        The following table summarizes revenue by segment and component for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change
			Amount	Percent
Revenue:
Licenses
Americas	$7,770	$6,094	$1,676	28%
EMEA/AP	5,727	5,051	676	13%

Total license revenue	13,497	11,145	2,352	21%

Maintenance
Americas	14,487	14,284	203	1%
EMEA/AP	11,783	10,953	830	8%

Total maintenance revenue	26,270	25,237	1,033	4%

Consulting and Training
Americas	2,624	2,208	416	19%
EMEA/AP	2,195	1,584	611	39%

Total consulting and training revenue	4,819	3,792	1,027	27%

Total Revenue	$44,586	$40,174	$4,412	11%

Total Revenue by Segment:
Americas	$24,881	$22,586	$2,295	10%
EMEA/AP	19,705	17,588	2,117	12%

Total Revenue	$44,586	$40,174	$4,412	11%

Licenses

        We generally license our products to end-users under perpetual license agreements for an up-front fee. License revenue for the three months ended June 30, 2005 increased by $2.4 million, or 21%, from the three months ended June 30, 2004. License revenue for the Americas territory totaled $7.8 million for the three months ended June 30, 2005, an increase of $1.7 million, or 28%, from the three months ended June 30, 2004. License revenue in EMEA/AP totaled $5.7 million for the three months ended June 30, 2005, an increase of $0.7 million, or 13%, from the three months ended June 30, 2004. The increases in license revenue for both the Americas and EMEA/AP segments are primarily attributable to a greater number of relatively larger transactions recorded in the three months ended June 30, 2005. This revenue was derived largely from new and additional licenses sold to our existing customer base.

Maintenance

        Most customers purchase maintenance services when buying new or additional licenses. Maintenance services consist primarily of providing enhancements and upgrades for our products along with customer support services for our products. Generally, maintenance contracts are entered into for one-year periods, contain economic index fee escalation provisions and are renewable annually at the customer's option. Maintenance contracts are generally prepaid by customers, and revenue is recognized ratably over the support period. Maintenance revenue may include fees for services rendered in prior periods in instances in which customers did not renew their maintenance contracts until the current period.

        We adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003 in connection with our emergence from bankruptcy protection under Chapter 11. Fresh-start reporting requires that the reorganization value be allocated to the entity's assets in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of maintenance contracts existing at July 18, 2003. This $6.3 million adjustment has the effect of reducing maintenance revenue over the maintenance contract periods for those contracts that existed when we adopted fresh-start reporting. In the three months ended June 30, 2005 and 2004, maintenance revenue was reduced by $0.1 million and $0.6 million, respectively. The balance of the adjustment of $0.3 million at June 30, 2005, will be amortized through March 31, 2007.

        Maintenance revenue totaled $26.3 million for the three months ended June 30, 2005, an increase of $1.0 million, or 4%, from the $25.2 million for the three months ended June 30, 2004. This increase is impacted by the reductions resulting from the adoption of fresh-start reporting for the three months ended June 30, 2005 and 2004, respectively, as discussed above. Excluding the reductions in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue for the three months ended June 30, 2005 increased by $0.6 million, or 2%, from the three months ended June 30, 2004. Maintenance revenue for the Americas territory for the three months ended June 30, 2005 increased $0.2 million, or 1%, from the three months ended June 30, 2004. EMEA/AP maintenance revenue in the three months ended June 30, 2005 increased by $0.8 million, or 8%, from the three months ended June 30, 2004. These increases occurred mainly as a result of increased focus on renewal efforts and because the revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process

Consulting and Training

        Consulting and training services include a range of professional and educational services intended to help our customers use our software products more effectively.

        Revenue for consulting and training services totaled $4.8 million for the three months ended June 30, 2005, an increase of $1.0 million, or 27%, from the $3.8 million for the three months ended June 30, 2004. Americas consulting and training revenue for the three months ended June 30, 2005, increased $0.4 million, or 19%, from the three months ended June 30, 2004. EMEA/AP consulting and training revenue for the three months ended June 30, 2005, increased $0.6 million, or 39%, from the three months ended June 30, 2004. These increases primarily reflect the Company's investment in its consulting operations that commenced in the latter half of fiscal 2004 through the hiring of additional business development personnel, new managers and other staff to meet increased demand.

COST AND EXPENSES

Cost of Revenue

        The following table summarizes cost of revenue for the three months ended June 30, 2005 and 2004 (in thousands, except for the percentages):

					Percent of Revenue by Line Item
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change		Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
			Amount	Percent			Change
Cost of Revenue:
License	$2,756	$2,854	$(98)	(3)%	20%	26%	(6)%
Maintenance	4,675	4,544	131	3%	18%	18%	—%
Consulting and training	5,158	3,885	1,273	33%	107%	103%	4%

Total cost of revenue	$12,589	$11,283	$1,306	12%	28%	28%	—%

Cost of Licenses

        Cost of licenses primarily consists of amortization expense related to developed technology, third-party software royalties, product packaging, documentation and production, and distribution costs.

        Cost of licenses totaled $2.8 million for the three months ended June 30, 2005, a decrease of $0.1 million, or 3%, from the three months ended June 30, 2004. Cost of licenses represented 20% and 26% of license revenue for the three months ended June 30, 2005 and 2004, respectively.

Cost of Maintenance

        Cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts.

        Cost of maintenance totaled $4.7 million for the three months ended June 30, 2005, an increase of $0.1 million, or 3%, from the three months ended June 30, 2004. Cost of maintenance represented 18% of maintenance revenue for each of the three months ended June 30, 2005 and 2004.

Cost of Consulting and Training

        Cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. Cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf.

        Cost of consulting and training totaled $5.2 million for the three months ended June 30, 2005, an increase of $1.3 million, or 33%, from the three months ended June 30, 2004. The cost increase is the result of expanding the consulting business primarily through the addition of personnel. Specifically, there was a $0.7 million increase in costs associated with the use of outside consultants. In addition, personnel related costs increased $0.4 million, mostly as a result of increased headcount in our consulting operation. The cost of consulting and training represented 107% and 103% of consulting and training revenue for the three months ended June 30, 2005 and 2004, respectively.

Other Operating Costs and Expenses

        The following table summarizes operating expenses, other than cost of licenses, maintenance and consulting and training, for the three months ended June 30, 2005 and 2004 (in thousands, except for the percentages):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change
			Amount	Percent
Other Operating Costs and Expenses:
Sales and marketing	$18,476	$16,274	$2,202	14%
Research and development	8,469	7,508	961	13%
General and administrative	11,542	12,819	(1,277)	(10)%
Amortization of intangible assets	3,348	3,376	(28)	(1)%
Restructuring, impairments and other	(198)	—	(198)	—

Total other operating costs and expenses	$41,637	$39,977	$1,660	4%

Sales and Marketing

        Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses.

        Sales and marketing expenses totaled $18.5 million for the three months ended June 30, 2005, an increase of $2.2 million, or 14%, from the three months ended June 30, 2004. The increase was primarily driven by an increase in personnel related costs of $1.3 million resulting primarily from increased headcount in our sales and marketing group. Also contributing to the change over the prior-year period was an increase in advertising, marketing, and promotion costs of $0.8 million.

Research and Development

        Research and development ("R&D") expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts, which include software development and product management efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel.

        R&D expenses totaled $8.5 million for the three months ended June 30, 2005, an increase of $1.0 million, or 13%, from the three months ended June 30, 2004. This increase was primarily due to an increase of $0.5 million in costs associated with the use of outside consultants. Also contributing to the change from the prior-year period was an increase of $0.4 million in personnel related costs primarily resulting from increased headcount in our development group.

General and Administrative

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

        G&A expenses totaled $11.5 million for the three months ended June 30, 2005, a decrease of $1.3 million, or 10%, from the three months ended June 30, 2004. The decrease was primarily attributable to decreases of $0.6 million related to severance and incentive compensation costs and

$0.7 million of stock compensation compared to the prior year period. Also contributing to the decrease was a $0.7 million reimbursement of legal fees related to the settlement of a legal matter as discussed below under "Other Income." Partially offsetting the aforementioned expense reductions were an increase of $0.5 million in costs associated with the use of outside consultants, and a $0.4 million increase in personnel related costs.

Amortization of Intangible Assets

        Identifiable intangible assets subject to amortization consist of developed technology, trademarks and trade names, maintenance contracts and customer lists. For the three months ended June 30, 2005 and 2004, the Company recorded non-cash charges for amortization of intangible assets of $3.3 million and $3.4 million, respectively. Amortization expense of $2,452 and $2,455 related to developed technology is included in cost of licenses for the three months ended June 30, 2005 and 2004, respectively.

Restructuring, Impairments and Other

        For the three months ended June 30, 2005, restructuring, impairments and other totaled $0.2 million, attributable to a $0.2 million escrow payment received from a sale of one of the Company's investments that had been previously impaired.

Foreign Currency Transaction Gains (Losses), Net

        Foreign currency transaction gains (losses), net consist primarily of exchange rate gains or losses resulting from remeasurement of foreign-denominated short-term intercompany and third-party receivable and payable balances and cash balances of our operating entities into their functional currencies at period-end market rates. Foreign currency transactions resulted in losses of $1.1 million for the three months ended June 30, 2005 and 2004, with such losses resulting primarily from the impact of the strengthening U.S. dollar on our foreign-denominated short-term intercompany receivable and payable balances.

Reorganization Items, Net

        As a result of our bankruptcy-law filing, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company's reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items. The Company has also incurred charges recorded in reorganization items, net, primarily related to bankruptcy-proceeding professional fees.

        Reorganization items, net totaled $0.2 million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively, and consist primarily of professional fees incurred in connection with the settlement of claims directly related to the bankruptcy filing.

Interest Income

        Interest income totaled $0.7 million for the three months ended June 30, 2005, an increase of $0.4 million, or 179%, from the three months ended June 30, 2004. This increase resulted partially from increased investment of available cash balances in interest bearing accounts at higher interest rates. Also contributing to the increase was $0.2 million of interest income related to the settlement of a legal matter as discussed below under "Other Income."

Interest Expense

        Interest expense includes interest charges and amortized costs related to our borrowings. Interest expense totaled $0.8 million for the three months ended June 30, 2005, a decrease of $0.4 million, or 33%, from the three months ended June 30, 2004. Interest expense decreased primarily as a result of lower debt balances.

Income Taxes

        Tax expense is derived primarily from interest accrued on the Company's tax contingencies and also from taxes on foreign operations for which no U.S. federal benefit can be recorded.

        Income tax expense totaled $0.4 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively. Income tax expense represented 3.7% of the loss before income taxes for the three months ended June 30, 2005, and 9.2% of the loss before income taxes for the three months ended June 30, 2004. In order to calculate the interperiod tax provision for each quarter, the estimated annual effective tax rate is applied to the quarterly pre-tax income (loss) of our legal entities for which pre-tax income is anticipated for the year. For the quarter ended June 30, 2005, the majority of our entities reported pre-tax losses, resulting in a tax benefit which reduces the tax provision derived from the foreign operations and interest accrued on the Company's tax contingencies.

Other Income

        During the three months ended June 30, 2005, the Company received cash in the amount of $2.1 million related to the settlement of a dispute with a customer arising from a software license agreement entered into in March 2002. In connection with the settlement, the Company also agreed to issue new software licenses to the customer which the customer will evaluate and may decide to install at a later date. Of the cash received, $1.2 million has been accounted for as the resolution of a gain contingency that arose prior to the Company's application of fresh-start reporting effective July 18, 2003 in connection with the emergence from bankruptcy and is recorded as other income in the accompanying consolidated statements of operations. The settlement also included the payment of accrued interest and the recovery of legal expenses incurred by the Company to litigate and ultimately settle this dispute. The Company has recorded the remaining cash received under the settlement of $0.2 million and $0.7 million as interest income and a reduction of general and administrative expenses reflecting the recovery of legal costs, respectively, in the accompanying consolidated statements of operations, as such amounts were earned or incurred subsequent to the Company's adoption of fresh-start reporting.

        Also included in other income for the three months ended June 30, 2005 is $0.5 million from the recovery of previously paid financing fees.

Effect of Foreign Currency Exchange Rate Fluctuations on Results of Operations

        To provide a framework for assessing how our underlying operations performed, excluding the effect of foreign currency exchange rate fluctuations, we have disclosed below the change in "total revenue" (comprised of licenses, maintenance, and consulting and training), "cost of revenue" (comprised of cost of licenses, maintenance, and consulting and training), and "operating costs and expenses" (comprised of sales and marketing, research and development, general and administrative, amortization of intangible assets, and restructuring, impairments and other) attributable to foreign currency exchange rate fluctuations. To do so, we have calculated the impact of foreign currency exchange rate fluctuations in U.S. Dollars by multiplying the first quarter of fiscal year 2006 activity in local currencies by the difference between the average exchange rates in effect during the first quarter of fiscal year 2006 and the average exchange rates in effect during the first quarter of fiscal year 2005.

Revenue

        Total revenue for the three months ended June 30, 2005 increased $4.4 million from the three months ended June 30, 2004. Approximately $0.8 million of the increase was the result of foreign currency exchange rate fluctuations.

Cost of Revenue

        Cost of revenue for the three months ended June 30, 2005 increased $1.3 million from the three months ended June 30, 2004. Approximately $0.1 million of the increase was the result of foreign currency exchange rate fluctuations.

Other Operating Costs and Expenses

        Other operating costs and expenses for the three months ended June 30, 2005 increased $1.7 million from the three months ended June 30, 2004. Approximately $0.4 million of the increase was the result of foreign currency exchange rate fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

        We primarily generate cash from software licensing, maintenance renewals and the provision of consulting and training services. Our primary uses of cash are for general working capital purposes, taxes, debt service and bankruptcy claims. We also use cash to purchase capital assets to support our business. In fiscal 2006 and fiscal 2005, our principal liquidity requirements have been for operating expenses, working capital and debt and bankruptcy related payments. We have funded these liquidity requirements from cash on hand that was primarily generated from the disposal of our non-core product lines and our SCE and Remedy businesses in 2002.

        The following table summarizes cash and cash equivalents, restricted cash, and working capital (deficit) as of June 30, 2005 and March 31, 2005 (dollars in thousands):

	June 30, 2005	March 31, 2005
Cash and cash equivalents	$76,356	$84,765
Cash—restricted	4,455	4,325
Working capital (deficit)	(20,081)	(19,641)

        Cash equivalents primarily consist of overnight money market accounts, time deposits, commercial paper and government agency notes. The restricted cash relates to security for certain real property leases and certain other obligations. Working capital (deficit) consists primarily of cash and cash equivalents, marketable securities, accounts receivable, and other current assets net of accounts payable, accrued expenses, and current portions of deferred revenue and notes payable.

        For the three months ended June 30, 2005 and June 30, 2004 our cash flows were as follows (dollars in thousands):

	Three Months Ended June 30, 2005	Three months Ended June 30, 2004
Cash (used in) provided by:
Operating activities	$(6,629)	$(5,366)
Investing activities	(1,181)	(650)
Financing activities	500	(2,360)
Effect of exchange rate fluctuations on cash	(1,099)	(518)

Net decrease in cash and cash equivalents	$(8,409)	$(8,894)

        We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade payment obligations for at least 12 months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting our operations, including factors beyond our control. Please review the information set forth under the caption "Risk Factors," contained in our Amended Form 10-K. We currently have no lines of credit or similar facilities with any financial institutions. There can be no assurance that additional financing will be available in the future or that, if available, we will be able to obtain it on terms favorable to us.

Operating Activities

        Our primary source of operating cash flows is cash collections from our customers following the purchase of new software license, maintenance and support, and post-sale consulting and training. Our primary use of cash from operating activities is for compensation and personnel related expenditures. For the three months ended June 30, 2005 the Company used $6.6 million of cash in operating activities. We reported a net loss of $9.8 million and cash outflows from changes in working capital and other of $4.0 million. These were partially offset by non-cash charges of $6.7 million for amortization and depreciation. Of the amortization charge, $5.8 million was related to the amortization of identifiable intangibles. Working capital outflows were primarily impacted by decreases in deferred revenue and accrued expenses of $8.9 million and $1.7 million, respectively. These outflows were offset, in part, by decreases in accounts receivable and other assets of $4.9 million and $1.6 million, respectively, and an increase in accounts payable of $0.2 million.

        For the three months ended June 30, 2004, our operations used $5.4 million in net cash. We reported a net loss of $15.2 million, including non-cash charges of $7.0 million for amortization and depreciation. Of the amortization charge, $5.8 million was related to the amortization of identifiable intangibles.

Investing Activities

        Our primary use of cash in investing activities is the purchase of property and equipment. For the three months ended June 30, 2005 and 2004, the Company used $1.2 million and $0.7 million, respectively, of net cash for investing activities, which primarily reflects cash used for capital expenditures, mostly for computers and data processing equipment and leasehold improvements.

Financing Activities

        Our primary source of cash from financing activities has been from the issuance of common stock under our employee stock option plan. Our primary use of cash in financing was for repayment of outstanding debt. For the three months ended June 30, 2005, the Company received a $0.5 million refund of fees paid to factor banks in connection with factored receivables arrangements that are no longer outstanding.

        For the three months ended June 30, 2004, the Company used $2.4 million in financing activities. These payments primarily reflect repayment of the principal and interest on factor loans.

Bankruptcy Claims

        We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through June 30, 2005, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $383.6 million. To resolve these claims we have paid or agreed to pay over time approximately $45.0 million in cash. As of June 30, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.3 million remaining to be resolved. For more information on the status of claims litigation, see "Legal Proceedings—Bankruptcy Reorganization; Claims Litigation; Class 7/9 Reserve Shares," beginning on page 28 of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("SFAS 123R") requiring that the compensation cost relating to share-based payment transactions be measured and recognized in financial statements using the fair value of the awards. This statement eliminates the alternative to use of APB 25's intrinsic value method of accounting that was provided in SFAS 123. Under APB 25, issuing stock options to employees generally resulted in no recognition of compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to delay the date for compliance with SFAS 123R to the first interim or annual reporting period of a registrant's first fiscal year beginning after June 15, 2005. As a result the Company is required to adopt SFAS 123R on April 1, 2006. The Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R will have a material effect on its operating results if current compensation strategies are continued.

RISK FACTORS

        There are significant risk factors that currently affect or may affect our business, financial condition or operating results. As of the date of this report, we have not filed our periodic reports with the SEC on a timely basis. Readers should carefully consider these factors before making an investment decision with respect to our common stock. These risk factors are detailed beginning on page 34 of our Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on October 18, 2005.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2005, there were no material changes to the information previously reported under Item 7A in our Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required public disclosure.

        As of June 30, 2005, management carried out an assessment, under the supervision of and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses described in our Amended Form 10-K.

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

        Our Amended Form 10-K includes (i) Management's Report on Internal Control over Financial Reporting, which concludes that the Company's internal control over financial reporting is not effective, (ii) an unqualified report of the Company's independent registered public accounting firm on management's assessment and (iii) an adverse opinion of the Company's independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting, each as of March 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any additional changes to our internal control over financial reporting during the quarter ended June 30, 2005 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting that were not described in our Amended Form 10-K. During the three months ended June 30, 2005, we continued efforts to complete management's assessment of the Company's internal control over financial reporting as of March 31, 2005, as well as to support the efforts of our independent registered public accounting firm to complete its assessment. In addition, we continued efforts to remedy the deficiencies in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Government Investigations and Proceedings Pertaining to Historical Accounting Irregularities

        Government Investigations.    In early 2002, the DOJ and SEC opened investigations into Peregrine and certain former Peregrine employees pertaining to the accounting improprieties that took place prior to 2002. As a result of the DOJ's investigation, a number of our former employees, including our former chief financial officer, treasurer, assistant treasurer and two sales executives have pleaded guilty to various felony charges and are awaiting sentencing. A former managing director of KPMG Consulting has also pleaded guilty to felony counts in connection with these events. A number of other former employees, including our former chief executive officer and chairman, chief operating officer, two executive vice presidents of worldwide sales, vice president of finance and chief accounting officer, and other sales and finance personnel have been charged with various felonies in connection with these accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was our lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of our apparent financial condition, misleading investors, hindering the government's investigation or conspiracy. In most of these cases, the SEC filed a civil action against the individuals alleging violations of the Securities Act, the Exchange Act and the rules promulgated thereunder.

        Our Settlement with the Securities and Exchange Commission.    In June 2003, the SEC filed a partially-settled civil action against Peregrine in the United States District Court for the Southern District of California alleging violations of the Securities Act, the Exchange Act and the rules promulgated thereunder. In the same month, our settlement with the SEC was approved by the United States District Court for the Southern District of California, resolving all the matters raised in the civil action, except the request for a civil penalty and disgorgement. The SEC separately withdrew the request for monetary damages and disgorgement in July 2003. Under the terms of the settlement, we agreed, among other things, to:

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

        Continuing Investigations.    The SEC and the DOJ are continuing their investigations and we are fully cooperating with them in these investigations and as they prepare for the trials involving former employees and others. Since we have not filed our SEC periodic reports on a timely basis, we have not been in compliance with the requirement of our settlement with the SEC pertaining to refraining from violating federal securities laws. To our knowledge, the SEC is not considering a further enforcement action against us and neither Peregrine nor any current employee is a target of an ongoing investigation, but we can not be sure that a further enforcement action or criminal proceeding will not be brought against us. Responding to any such actions could be expensive and time-consuming for management and could have an adverse effect on our reputation and ability to generate sales. Readers should carefully review the information set forth under the caption "Risk Factors," beginning on page 34 of our Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on October 18, 2005.

Stockholder Litigation Pertaining to Historical Accounting Irregularities as to Which Peregrine is No Longer a Party

        During May and June 2002, a number of purported class action complaints were filed against Peregrine on behalf of purchasers of its securities during various periods from 1999 to 2002. The complaints alleged false and misleading statements in SEC filings, financial statements and other public statements and asserted claims for violations of federal securities laws. The complaints were ultimately consolidated into an action before the United States District Court for the Southern District of California (the "Federal Securities Action"). In January 2003, the District Court entered an order designating a group of individuals identified as the Loran Group as lead plaintiff with respect to claims arising from violations of Sections 10(b) and 20(a) of the Securities Act and Heywood Waga as lead plaintiff with respect to claims arising from violations of Section 11 of the Exchange Act. In November 2003, the Bankruptcy Court certified a class consisting of persons who acquired Peregrine securities from July 22, 1999 through May 3, 2002, led by the Loran Group and Heywood Waga (the "Securities Class"), and a class, consisting of persons holding the Predecessor Company's common stock as of the effective date of the Reorganization Plan (the "Equity Class"). The Securities Class and the Equity Class were certified by the Bankruptcy Court solely for purposes of allowing them to enter into a settlement agreement with Peregrine to resolve the allocation of new common stock among the various interests in Class 9 under our Reorganization Plan, consisting of the Securities Class, the Equity Class and certain of our former directors and officers asserting indemnity claims relating to lawsuits filed against them (the "Indemnification Class"). The Bankruptcy Court's order approving the settlement agreement resolved the stockholder claims against us and we are not a party to the Federal Securities Action.

Peregrine Litigation Trustee Action to Which Peregrine is Not a Party

        Under our Reorganization Plan, an independent litigation trust was established and initially funded with $3.2 million in cash and 708,750 shares of new common stock. With limited exceptions, potential claims and causes of action we had against our former officers and directors for negligence, breach of fiduciary duty, insider trading or any other breaches of duty imposed by law, all potential claims we had against our former auditor Arthur Andersen relating to accounting services provided to us, claims brought by third parties against some of our former directors and officers purportedly on our behalf as derivative claims, and certain other claims, were transferred to the litigation trust. The assigned trustee (the "Litigation Trustee") has the authority to prosecute, abandon, release, settle or otherwise dispose of these claims at the trustee's sole discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the Federal Securities Action must consent in advance to any release, settlement, compromise or liquidation of claims. We are required under a Bankruptcy Court stipulation and the litigation trust agreement to provide the Litigation Trustee with access to our books and records, to make our employees available as witnesses and to be available for depositions, interviews and other proceedings. In February 2004, the Litigation Trustee filed suit in California Superior Court in San Diego County against a number of our former directors and officers under theories of insider trading, breach of fiduciary duty, waste of corporate assets, conspiracy and unjust enrichment (the "Litigation Trustee Action"). The trustee also is pursuing claims against Arthur Andersen for violations of the federal securities laws in connection with accounting services Arthur Andersen provided to us. The Litigation Trustee Action is ongoing, but we are not a party to it. All of the proceeds resulting from the Litigation Trustee Action, if any, are for the benefit of the Securities Class and we are not entitled to receive any such proceeds.

Bankruptcy Reorganization; Claims Litigation; Class 7/9 Reserve Shares

        On September 27, 2002, the Company and its wholly-owned subsidiary, Peregrine Remedy, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization of the Company (the "Reorganization Plan") was confirmed by the U.S. Bankruptcy Court in the District of Delaware (the "Bankruptcy Court") on July 18, 2003, and it became effective on August 7, 2003. Unless otherwise indicated, all references to "old common stock" pertain to the Company's common stock, par value $0.001 per share, that was cancelled on August 7, 2003 in connection with the Company's emergence from Chapter 11 bankruptcy proceedings, and all references to "new common stock" pertain to the Company's common stock, par value $0.0001 per share, from and after the effective date of the Reorganization Plan. References to the "Predecessor Company" herein pertain to the fiscal periods prior to and including July 18, 2003.

        Class 8 General Unsecured Claims.    Approximately 1,200 general unsecured claims were filed against the Predecessor Company based on events that took place prior to the bankruptcy filing. The Company began paying claims on the effective date of the Reorganization Plan and continues to pay based on settlement terms or as claims are settled. Through June 30, 2005, in order to resolve these claims, the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of June 30, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.3 million remaining to be resolved. The Company believes amounts accrued at June 30, 2005 are sufficient to resolve the claims.

        Class 7/9 Reserve Shares.    Under our Reorganization Plan, 600,000 shares of new common stock (the "Class 7/9 Reserve Shares"), representing 4% of the 15,000,000 shares of new common stock issued on the effective date of the Reorganization Plan, were held in reserve by Peregrine, in its capacity as stock disbursing agent under the Reorganization Plan, to be allocated between Class 7 and Class 9. The allocation is based on whether the amount finally paid to resolve Class 8 claims falls below, within, or above the range of $49.0 million and $65.0 million, which were the estimates of Class 8 payments determined by the various constituencies in the bankruptcy proceedings. As the Company has determined that the final amount needed to resolve Class 8 claims will be below $49.0 million, all of these 600,000 shares were allocated to Class 9. As a result of the Class 9 settlement, the Equity Class within Class 9 (i.e., holders, as of the effective date of the Reorganization Plan, of the Predecessor Company's common stock) were entitled to receive 85%, or 510,000, of such shares and the Securities Class within Class 9 (i.e., purchasers of old common stock involved in a class action brought against the Predecessor Company that was resolved in the Reorganization Plan) were entitled to receive 15%, or 90,000, of such shares. The Class 7/9 Reserve Shares were distributed in a process that began on August 30, 2005.

        Administrative Claims and Luddy v. Peregrine.    Administrative claims are claims related to obligations we purportedly incurred after we filed for bankruptcy law protection during the administrative period of the bankruptcy case. In order to be paid, administrative claims must meet certain requirements under the Reorganization Plan and bankruptcy laws. The only material remaining administrative claim is a claim asserted by our former chief technology officer, Frederic Luddy. In May 2004, Mr. Luddy filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy's complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court's order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy's complaint from Delaware state court to the Bankruptcy Court. In November 2004, the Bankruptcy Court found that it had jurisdiction to consider the complaint. At the same time, the Bankruptcy Court granted in part and denied in part our motion to dismiss, without prejudice to our right to renew the motion later after discovery and formal fact finding. On February 23, 2005, Mr. Luddy filed an amended complaint, which we answered on March 15, 2005. Discovery has not yet commenced and no trial date has been set. We believe Mr. Luddy's claims are without merit and we intend to vigorously defend against them. While the outcome is not currently determinable, in the opinion of management the matter will not materially affect our financial position, results of operations or liquidity.

Litigation Regarding the Latham Report

        To assist the SEC in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the "Latham Report"). After our bankruptcy law filing in September 2002, the Official Committee of Unsecured Creditors of the Company and Peregrine Remedy, Inc. ("Remedy") appointed in the cases commenced under Chapter 11 of the U.S. Bankruptcy Code by the Company and Remedy filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, Copley Press, Inc. ("Copley"), which owns the San Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We opposed the unsealing of the Latham Report. At the hearing on Copley's motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court's decision to the United States District Court for the District of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court's decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and to engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. On April 22, 2005, as required by the District Court's order, and by agreement between Copley and Peregrine, we filed a partially redacted version of the Latham Report and a proposed court order with the Bankruptcy Court. The filing made the unredacted portions of the report a part of the public record. Under the proposed order, the redacted portions of the report would be deemed sealed and would not be a part of the public record. The sealing of the redacted text was based on a compromise between Copley and Peregrine, without prejudice to our respective positions, and is not based on any judicial predetermination of cause or justification, or lack thereof, for such sealing. Copley or other parties could move to unseal additional portions of the report, subject to a process that is defined in the proposed order. On September 13, 2005, we dismissed our appeal to the Third Circuit.

        The Latham Report also has been filed in court, under provisional seal, by John J. Moores, a former director, in connection with the Federal Securities Action and the Litigation Trustee Action. Mr. Moores filed the Latham Report, under temporary seal, in both actions in connection with motions to dismiss the complaints against him. We have filed motions in both cases to have the Latham Report stricken from the record or, as an alternative, to have the Latham Report, or portions of it, permanently sealed. On February 2, 2005, the District Court in the Federal Securities Action ruled, among other things, that the Latham Report would not be stricken from the record, but that it would remain under seal pending any further applications to unseal it. Similarly, in the Litigation Trustee Action, we have entered into an agreed stipulation and order with Mr. Moores providing that the unredacted Latham Report filed by him in that action under temporary seal would remain under seal pending any further motions to unseal to be brought by Mr. Moores and other parties in interest. No such motion has been brought to date. In the criminal actions against former Peregrine employees and others pending in the U.S. District Court for the Southern District of California, a protective order was entered on February 28, 2005 to provide limited protection for the confidential information of nonparties, such as the Latham Report and other Peregrine confidential information.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On April 18, April 22, June 7 and June 24, 2005 we issued to former employees 105 shares, 105 shares, 58 shares, and 351 shares, respectively, of our new common stock for aggregate purchase prices of $1,640, $1,640, $906, and $5,482, respectively, upon the exercise of vested options by these four former employees. The exercise price was $15.62 per share. These shares were issued without registration in reliance on the exemption provided by Section 3(A)(7) of the Securities Act, and comparable provisions of state securities laws, for securities issued in connection with the approval and an order of the U.S. Bankruptcy Court pursuant to our prior bankruptcy proceedings.

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

Date: October 18, 2005	PEREGRINE SYSTEMS, INC. (Registrant)

	By:	/s/ KENNETH J. SAUNDERS Executive Vice President & Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

QuickLinks

PEREGRINE SYSTEMS, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. UNAUDITED FINANCIAL STATEMENTS
PEREGRINE SYSTEMS, INC. Condensed Consolidated Balance Sheets (In thousands, except share and par value amounts)
PEREGRINE SYSTEMS, INC. Condensed Consolidated Statements of Operations (In thousands, except per share amounts; Unaudited)
PEREGRINE SYSTEMS, INC. Condensed Consolidated Statements of Cash Flows (In thousands; Unaudited)
PEREGRINE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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