Form 10-Q
period 2005-09-30
PEREGRINE SYSTEMS INC
filed 2005-11-09
CIK 1031107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the Registrant’s common stock outstanding on September 30, 2005 was 15,570,503.

PEREGRINE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.                UNAUDITED FINANCIAL STATEMENTS

PEREGRINE SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,914	$84,765
Cash—restricted	4,912	4,325
Accounts receivable, net of allowance for doubtful accounts	27,716	35,407
Deferred taxes	4,151	4,620
Other current assets	7,652	8,887
Total current assets	99,345	138,004
Property and equipment, net	9,768	8,422
Identifiable intangible assets, net	74,853	86,942
Goodwill	182,694	184,835
Other assets	2,021	2,113
Total assets	$368,681	$420,316
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,285	$4,106
Accrued expenses	64,010	69,642
Current portion of deferred revenue	48,268	66,086
Current portion of notes payable	17,909	17,811
Total current liabilities	134,472	157,645
Non-current Liabilities:
Deferred revenue, net of current portion	3,425	5,906
Notes payable, net of current portion	18,177	29,007
Deferred taxes	5,161	4,923
Total non-current liabilities	26,763	39,836
Commitments and Contingencies—Note 6
Stockholders’ Equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100.0 million shares authorized, 15.1 million and 15.0 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	280,548	271,114
Accumulated deficit	(61,366)	(43,268)
Unearned compensation	(8,591)	—
Accumulated other comprehensive loss	(3,147)	(5,013)
Total stockholders’ equity	207,446	222,835
Total liabilities and stockholders’ equity	$368,681	$420,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts; Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Licenses	$12,593	$15,623	$26,090	$26,768
Maintenance	26,145	28,315	52,415	53,552
Consulting and training	5,626	3,996	10,445	7,788
Total revenue	44,364	47,934	88,950	88,108
Operating costs and expenses(1):
Cost of licenses(2)	2,870	2,774	5,626	5,628
Cost of maintenance	4,413	4,434	9,088	8,978
Cost of consulting and training	5,618	4,410	10,776	8,295
Sales and marketing	16,045	15,583	34,521	31,857
Research and development	8,045	6,824	16,514	14,332
General and administrative	10,593	12,192	22,135	25,011
Amortization of intangible assets	3,335	3,332	6,683	6,708
Restructuring, impairments and other	—	—	(198)	—
Total operating costs and expenses	50,919	49,549	105,145	100,809
Operating loss	(6,555)	(1,615)	(16,195)	(12,701)
Foreign currency transaction gains (losses), net	(480)	73	(1,545)	(996)
Reorganization items, net	(148)	(335)	(381)	(1,146)
Interest income	450	333	1,145	582
Interest expense	(721)	(1,041)	(1,541)	(2,257)
Other income	81	—	1,736	—
Loss before income taxes	(7,373)	(2,585)	(16,781)	(16,518)
Income tax expense	(966)	(1,093)	(1,317)	(2,372)
Net loss	$(8,339)	$(3,678)	$(18,098)	$(18,890)
Net loss per share, basic and diluted:
Net loss per share	$(0.55)	$(0.24)	$(1.20)	$(1.26)
Weighted-average shares used in computation, basic and diluted	15,077	15,052	15,076	15,037

(1)          See Note 9 for details about stock compensation expense included in operating costs and expenses.

(2)          Includes amortization expense related to developed technology of $2,452 and $2,451 for the three months ended September 30, 2005 and 2004, respectively, and $4,904 and $4,906 for the six months ended September 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands; Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flow from operating activities:
Net loss	$(18,098)	$(18,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	13,317	14,024
Stock compensation expense	552	783
Non-cash reorganization items	—	(149)
Foreign currency transaction losses, net	1,545	996
Gain on recovery of previously paid financing fees	(490)	—
Gain on sale of investment	(198)	—
Cash used to pay imputed interest on long-term debt and factored receivables	(701)	(977)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	6,547	5,874
Other assets	1,211	3,336
Accounts payable	282	(3,154)
Accrued expenses	(1,590)	2,595
Deferred revenue	(18,284)	(14,096)
Net cash used in operating activities	(15,907)	(9,658)
Cash flow from investing activities:
Purchases of property and equipment	(2,833)	(1,838)
Proceeds from sale of property and equipment	—	309
Change in restricted cash	(635)	(23)
Purchase of marketable securities	—	(20,000)
Proceeds from sale of investment	198	—
Proceeds from sale of marketable securities	—	12,000
Net cash used in investing activities	(3,270)	(9,552)
Cash flow from financing activities:
Gain on recovery of previously paid financing fees	490	—
Repayments of factored receivables	—	(3,076)
Repayment of long-term debt	(10,336)	(10,182)
Issuance of common stock, employee plans	291	134
Net cash used in financing activities	(9,555)	(13,124)
Effect of exchange rate fluctuations on cash	(1,119)	(92)
Net decrease in cash and cash equivalents	(29,851)	(32,426)
Cash and cash equivalents, beginning of period	84,765	105,946
Cash and cash equivalents, end of period	$54,914	$73,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEREGRINE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Company

Business

Peregrine Systems, Inc. (the “Company” or “Peregrine”) is a global provider of enterprise software. Peregrine’s core business is providing information technology asset and service management software solutions.

Peregrine’s core software product suites are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine’s products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine’s products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets. In addition, the Company offers products in its Configuration Services suite which provides a consolidated accurate view of all IT assets and allows customers to automatically discover, inventory, and better utilize all hardware, software, and network devices.

2.   Merger Agreement

On September 19, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewlett-Packard Company (“HP”). Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive cash in the amount of $26.08. The aggregate purchase price approximates $425 million. Consummation of the merger is subject to customary closing conditions, including (i) approval of the Merger Agreement by the stockholders of the Company, (ii) absence of any law or order prohibiting the consummation of the merger, (iii) expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and receipt of certain foreign antitrust approvals, and (iv) the accuracy of the representations and warranties of the parties to the Merger Agreement. The Merger Agreement may be terminated by either the Company or HP under certain circumstances, and it further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay HP a customary termination fee in the amount of $11.7 million.

3.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not necessarily include all information and footnotes necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

In the opinion of the Company’s management, the unaudited financial information for the interim periods presented reflects all normal recurring adjustments that the Company considers necessary to give a fair statement. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on July 1, 2005 (together with the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 filed with the SEC on October 18, 2005, the “Amended Form 10-K”). Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Computation of Net Loss Per Share

Computation of net loss per share is performed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires the Company to compute basic and diluted net income (loss) per share data for all periods for which an income statement is presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities represent incremental shares issuable upon exercise of options to purchase the Company’s common stock determined under the treasury stock method. During the three months ended September 30, 2005 and 2004, options to purchase 0.8 million and 0.5 million shares of common stock, respectively, were outstanding but were excluded from the computation of net loss per share because their inclusion would have been anti-dilutive. During the six months ended September 30, 2005 and 2004, options to purchase 0.5 million and 0.4 million shares of common stock, respectively, were outstanding but were excluded from the computation of net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (“FIN 44”) to account for its fixed stock option plans. Under this method, deferred compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”).

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) requiring that the compensation cost relating to share-based payment transactions be measured and recognized in financial statements using the fair value of the awards. This statement eliminates the use of APB 25’s intrinsic value method of accounting as provided in SFAS 123. Under APB 25, issuing stock options to employees generally resulted in no recognition of compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to delay the date for compliance with SFAS 123R to the first interim or annual reporting period of a registrant’s first fiscal year beginning after September 15, 2005. As a result, the Company is required to adopt SFAS 123R on

April 1, 2006. The Company is currently assessing the impact of SFAS 123R on its compensation strategies and financial statements and determining which transition alternative it will elect. The Company believes the adoption of SFAS 123R will have a material effect on its operating results if current compensation strategies continue.

The Company used the following assumptions to value stock option awards granted during the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.81%	3.26%	3.81%	3.18%
Expected life (in years)	4.7	3.0	4.7	3.0
Expected volatility	67%	77%	67%	77%
Expected dividend yield	None	None	None	None

The following tables illustrate the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,339)	$(3,678)	$(18,098)	$(18,890)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	552	92	552	783
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards, net of related tax effects	(1,889)	(831)	(3,081)	(2,490)
Pro forma net loss	$(9,676)	$(4,417)	$(20,627)	$(20,597)
Net loss per share:
Basic and diluted—as reported	$(0.55)	$(0.24)	$(1.20)	$(1.26)
Basic and diluted—pro forma	$(0.64)	$(0.29)	$(1.37)	$(1.37)

Comprehensive Loss

Other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The foreign currency translation adjustment is the only item giving rise to accumulated other comprehensive loss for the periods presented. Comprehensive loss consists of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,339)	$(3,678)	$(18,098)	$(18,890)
Foreign currency translation—current period	617	(665)	3,212	(1,600)
Foreign currency translation—prior periods	—	—	—	1,897
Comprehensive loss	$(7,722)	$(4,343)	$(14,886)	$(18,593)

For the three months ended September 30, 2005, the foreign currency translation gain of $0.6 million includes an increase of $0.6 million in goodwill and an insignificant impact on identifiable intangible assets relating to the translation of such assets whose functional currency is not the U.S. dollar. For the three months ended September 30, 2004, the foreign currency translation loss of $0.7 million includes increases of $0.3 million and $0.2 million in goodwill and identifiable intangible assets, respectively, relating to the translation of such assets whose functional currency is not the U.S. dollar.

For the six months ended September 30, 2005, the foreign currency translation gain of $3.2 million includes decreases of $0.3 million and $0.5 million in goodwill and identifiable intangible assets, respectively, relating to the translation of such assets whose functional currency is not the U.S. dollar. For the six months ended September 30, 2004, the foreign currency translation loss of $1.6 million includes increases of $0.1 million each in goodwill and identifiable intangible assets relating to the translation of such assets whose functional currency is not the U.S. dollar.

During the preparation of the financial statements for the three months ended June 30, 2004, the Company noted that goodwill and identifiable intangibles attributable to foreign entities but recorded at the parent company level were not remeasured in the functional currencies of the entities to which they relate for periods subsequent to the Company’s adoption of fresh-start reporting on July 18, 2003 in connection with its emergence from bankruptcy proceedings. Comprehensive loss for the six months ended September 30, 2004 includes $1.9 million which represents the cumulative effect of changes in foreign currency exchange rates on remeasuring goodwill and identifiable intangible assets from the functional currencies of the entities to which they relate to the reporting currency of the U.S. dollar from July 18, 2003 through March 31, 2004. The $1.9 million increase includes goodwill and intangible assets increases of $1.1 million and $0.8 million, respectively. The Company believes the effect of the adjustments to comprehensive loss for the six months ended September 30, 2004 is not material.

Reclassifications

Certain amounts that were previously reported have been reclassified to conform to the current presentation. Amounts reclassified include amortization expense related to developed technology resulting in an increase in cost of licenses and a decrease in amortization expense of $2.5 million and $4.9 million for the three and six months ended September 30, 2004, respectively.

4.   Income Taxes

The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

The effective tax rates for the three and six months ended September 30, 2005 were approximately 13.1% and 7.8%, respectively. The Company’s income tax expense for the three and six months ended September 30, 2005 relates primarily to interest accrued on certain tax contingencies and taxes on foreign operations for which no U.S. federal benefit can be recorded. During the three and six months ended September 30, 2005 the Company did not recognize any benefit from federal or state income tax losses, because future benefit from such losses was not more likely than not expected to be realized. If tax benefits for losses incurred subsequent to the adoption of fresh-start reporting are realized in future periods, the benefit will be recorded as a reduction of tax expense.

The Company is required, as part of the process of preparing its unaudited condensed consolidated financial statements, to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing timing differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance on substantially all of its net deferred tax asset balances as of September 30, 2005 and March 31, 2005 because of uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire. At such time, if any, as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The Company is reviewing the potential impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate earnings of foreign subsidiaries by providing an elective 85% dividends received deduction for certain dividends paid during a specified period; for the Company, this would be applicable to fiscal year 2006. The deduction is subject to numerous limitations and requirements, including the adoption of a specific domestic reinvestment plan for the repatriated funds. The Company has not yet determined whether it will repatriate future earnings of some of its foreign subsidiaries under the Jobs Act but will decide during fiscal year 2006. Unremitted earnings on which no deferred taxes have been provided amounted to approximately $37.3 million at March 31, 2005.

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

Due to the adoption of fresh-start reporting, any adjustments to the Company’s tax assets or liabilities that existed prior to the adoption of fresh-start reporting are recorded as adjustments to goodwill. For the six months ended September 30, 2005, the Company recorded a net decrease to goodwill totaling approximately $1.3 million for adjustments to the Company’s tax assets and liabilities that existed prior to the adoption of fresh-start reporting.

The reorganization of the Company upon emergence from bankruptcy proceedings caused an ownership change under Section 382 of the Internal Revenue Code. Such ownership change resulted in significant limitations being placed on the utilization of the Predecessor Company’s pre-change tax attributes, including net operating loss carry forwards, capital loss carry forwards, tax credits and certain built-in losses and effectively eliminated a substantial portion of the Predecessor Company’s total pre-change tax attributes. For the year ended March 31, 2005 and forward, the Company is limited to utilizing approximately $4.7 million (tax effected) of such pre-change tax attributes annually to offset any post-change income. References to the “Predecessor Company” herein pertain to the fiscal periods prior to and including July 18, 2003. If the Company were to undergo an ownership change in the future, it is possible the post-change losses could be significantly limited.

5.   Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by our chief operating decision maker in allocating resources and assessing performance. The Company’s operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

Beginning in the second quarter of fiscal year 2006, the Company reorganized its management structure and changed its internal financial reporting. As a result, the Company changed its basis of segmentation from two reportable segments based on geography to three reportable segments based on products and services.

The Company’s three reportable operating segments are Licenses, Maintenance, and Consulting and Training. The Licenses segment develops and markets licenses to use software products. The Maintenance segment provides after-sale support for software products. The Consulting and Training segment provides fee-based consulting and training services related to software products.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenue, cost of revenue, and gross profit.

The following table summarizes reportable segment data for the three and six months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
License revenue	$12,593	$15,623	$26,090	$26,768
Cost of licenses	2,870	2,774	5,626	5,628
Gross profit	$9,723	$12,849	$20,464	$21,140
Maintenance revenue	$26,145	$28,315	$52,415	$53,552
Cost of maintenance	4,413	4,434	9,088	8,978
Gross profit	$21,732	$23,881	$43,327	$44,574
Consulting and training revenue	$5,626	$3,996	$10,445	$7,788
Cost of consulting and training	5,618	4,410	10,776	8,295
Gross profit	$8	$(414)	$(331)	$(507)
Total revenue	$44,364	$47,934	$88,950	$88,108
Total cost of revenue	12,901	11,618	25,490	22,901
Gross profit	$31,463	$36,316	$63,460	$65,207

The following table summarizes revenue from the principal geographic areas in which the Company operates based on the location of the entity to which the products or services were delivered (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
United States	$20,244	$26,475	$42,636	$47,790
EMEA(3)	19,496	18,194	36,290	33,783
Rest of world	4,624	3,265	10,024	6,535
Total revenue	$44,364	47,934	$88,950	$88,108

(3)          EMEA is comprised of Europe, the Middle East and Africa.

6.   Commitments and Contingencies

Federal Government Investigations and Proceedings Relating to Historical Accounting Irregularities

In early 2002, the Department of Justice (the “DOJ”) and the SEC opened investigations into Peregrine relating to the accounting improprieties that took place prior to 2002. In June 2003, the SEC filed a partially-settled civil action against Peregrine in the United States District Court for the Southern District of California alleging violations of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder. In the same month, the Company’s settlement with the SEC was approved by the District Court, resolving the civil complaint. The SEC separately withdrew a request for monetary damages and disgorgement in July 2003. Under the terms of the settlement, the Company agreed, among other things, to be enjoined from violating the federal securities laws. Because the Company has not filed its SEC periodic reports on a timely basis, it has not been in compliance with the requirement of the settlement pertaining to refraining from violating federal securities laws. To the Company’s knowledge, the SEC is not considering a further enforcement action against it, and the Company is not a target of any ongoing investigation, but it can not be sure that a further enforcement action or criminal proceeding will not be brought against it. Responding to any such actions could be expensive and time-consuming for management and could have an adverse effect on the Company’s reputation and ability to generate sales.

Bankruptcy Reorganization; Claims Litigation

On September 22, 2002, the Company and its wholly-owned subsidiary, Peregrine Remedy, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization of the Company (the “Reorganization Plan”) was confirmed by the U.S. Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”) on July 18, 2003, and it became effective on August 7, 2003. Unless otherwise indicated, all references to “old common stock” pertain to the Company’s common stock, par value $0.001 per share, that was cancelled on August 7, 2003 in connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, and all references to “new common stock” pertain to the Company’s common stock, par value $0.0001 per share, from and after the effective date of the Reorganization Plan. References to the “Predecessor Company” herein pertain to the fiscal periods prior to and including July 18, 2003.

Class 8 General Unsecured Claims.   Approximately 1,200 general unsecured claims were filed against the Company based on events that took place prior to the bankruptcy filing. The Company began paying claims on the effective date of the Reorganization Plan and continues to pay based on settlement terms or as claims are settled. Through September 30, 2005, in order to resolve these claims, the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of September 30, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.3 million remaining to be resolved. Bankruptcy related claims to be paid in cash over time at September 30, 2005 total $36.1 million. The Company believes amounts accrued at September 30, 2005 are sufficient to resolve the claims.

Class 7/9 Reserve Shares.   Under the Company’s Reorganization Plan, 600,000 shares of new common stock (the “Class 7/9 Reserve Shares”), representing 4% of the 15,000,000 shares of new common stock issued on the effective date of the Reorganization Plan, were held in reserve by Peregrine, in its capacity as stock disbursing agent under the Reorganization Plan, to be allocated between Class 7 and Class 9 under the Reorganization Plan. The allocation was to be based on whether the amount finally paid to resolve Class 8 general unsecured claims falls below, within, or above a range of $49.0 million and $65.0 million, which were the estimates of Class 8 payments determined by the various constituencies in the bankruptcy proceedings. As the Company has determined that the final amount needed to resolve Class 8 claims will be below $49.0 million, all of the 600,000 shares were allocated to Class 9. As a result of the settlement agreement among representatives of the classes within Class 9, the Equity Class within Class 9 (i.e. holders, as of the effective date of the Reorganization Plan, of the Predecessor Company’s common stock) was entitled to receive 85%, or 510,000, of such shares, and the Securities Class within Class 9 (i.e. purchasers of old common stock involved in a class action brought against the Predecessor Company that was resolved under the Reorganization Plan) was entitled to receive 15%, or 90,000, of such shares. The Class 7/9 Reserve Shares were distributed in a process that began on August 30, 2005.

Administrative Claims and Luddy v. Peregrine.   Administrative claims are claims related to obligations the Company purportedly incurred after it filed for bankruptcy law protection during the administrative period of the bankruptcy case. In order to be paid, administrative claims must meet certain requirements under the Reorganization Plan and bankruptcy laws. The only material remaining administrative liability results from a complaint filed in May 2004 against the Company by the Company’s former chief technology officer, Frederic Luddy, in the Court of Chancery for the State of Delaware. Mr. Luddy’s complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with ongoing civil litigation related to the Company’s accounting improprieties, but to which the Company is not a party. In June 2004, the Company removed Mr. Luddy’s complaint from Delaware state court to the Bankruptcy Court. On November 10, 2004, the Bankruptcy Court found that it had jurisdiction to consider the complaint, and the court granted in part and denied in part the Company’s motion to dismiss Mr. Luddy’s complaint, without prejudice, to the Company’s right to renew the motion later after discovery and formal fact finding. Discovery has not yet commenced and no trial date has been set. On October 25, 2005, Mr. Luddy and the Company signed a settlement agreement to resolve the issues raised in Mr. Luddy’s complaint. The settlement agreement will become effective 10 days after it is approved by the Bankruptcy Court. If approved in its current form by the Bankruptcy Court, the settlement agreement will not materially affect the Company’s financial position, results of operations or liquidity.

Other Litigation

The Company is also involved in legal proceedings, claims, and litigation arising from the ordinary course of business. Although the ultimate results of these legal proceedings, claims and litigation are not currently determinable, in the opinion of management these matters will not materially affect the Company’s financial position, results of operations or liquidity.

Lease Commitment

During July 2005, the Company entered into a lease commitment for additional office space to support operations at its headquarters in San Diego. The lease period commences October 1, 2005 and ends April 30, 2012. The total lease commitment is $4.1 million through April 2012.

7.   Restructuring, Impairments and Other

For the six months ended September 30, 2005, restructuring, impairments and other totaled $0.2 million, attributable to a $0.2 million escrow payment received from a sale of one of the Company’s investments that had been previously impaired.

8.   Other Income

During the six months ended September 30, 2005, the Company received cash in the amount of $2.1 million related to the settlement of a dispute with a customer arising from a software license agreement entered into in March 2002. In connection with the settlement, the Company also agreed to issue new software licenses to the customer which the customer will evaluate and may decide to install at a later date. Of the cash received, $1.2 million has been accounted for as the resolution of a gain contingency that arose prior to the Company’s application of fresh-start reporting, effective July 18, 2003, upon the emergence from bankruptcy proceedings and is recorded as other income in the accompanying consolidated statements of operations. The settlement included the payment of interest accrued and the recovery of legal expenses incurred by the Company to litigate and ultimately settle this dispute. The Company has recorded the remaining cash received under the settlement of $0.2 million and $0.7 million as interest income and a reduction of general and administrative expenses reflecting the recovery of legal costs, respectively, in the accompanying consolidated statements of operations, as such amounts were earned or incurred subsequent to the Company’s adoption of fresh-start reporting.

Also included in other income for the six months ended September 30, 2005 is $0.5 million from the recovery of financing fees paid prior to the Company’s emergence from bankruptcy proceedings to financial institutions with which the Company had accounts receivable financing facilities.

9.   Stockholders’ Equity

In May 2004, the Company issued to its Chief Executive Officer, 40,000 shares of common stock, $0.0001 par value, pursuant to the Company’s 2003 Equity Incentive Plan, representing an aggregate value of approximately $0.7 million, which was recognized as compensation expense in the period granted.

During August 2005, the Company issued to certain key employees a total of 468,500 restricted shares of common stock, $0.0001 par value, pursuant to the Company’s 2003 Equity Incentive Plan, representing an aggregate value of approximately $9 million, and is being recognized as compensation expense ratably over a three-year vesting period. The shares of restricted stock vest in three equal installments on August 8, 2006, 2007 and 2008; subject to full vesting immediately prior to the consummation of a change in control of the Company. Additionally, during the three months ended September 30, 2005, the Company issued options to purchase 330,000 shares of its common stock with exercise prices at the fair market value of the underlying common stock on the grant date.

The following table summarizes stock compensation expense included in operating costs and expenses for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Cost of consulting	$19	$—	$19	$—
Cost of maintenance	19	—	19	—
Sales and marketing	200	—	200	—
Research and development	51	—	51	—
General and administrative	263	92	263	783
Total stock compensation expense	$552	$92	$552	$783

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes included in this report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this report, includes forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “believe,” “expect,” “anticipate,” “intend,” “seek,” “will,” and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Readers should carefully review the information set forth under the caption “Risk Factors” contained in our Amended Form 10-K for a discussion of important factors that could cause actual results to differ materially from our historical or anticipated results described herein, or implied by the forward-looking statements in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

Historically, we have not filed our SEC periodic reports on a timely basis. For this reason, and based on the other risk factors contained in our Amended Form 10-K, we believe trading in our securities at this time is highly speculative and involves a high degree of risk.

OVERVIEW

Peregrine Systems, Inc. (the “Company” or “Peregrine” and references to “we,” “us,” or “our”) is a global provider of enterprise software. Peregrine’s core business is providing information technology asset and service management software solutions.

Peregrine’s core software product suites are AssetCenter® and ServiceCenter®. AssetCenter and ServiceCenter support two main business processes: asset management and service management. Typically, the assets managed with Peregrine’s products consist of information technology assets, such as computer and computer-networking hardware and software items, and other assets used to provide infrastructure to a business. The services managed with Peregrine’s products usually consist of the service delivery and support processes necessary to troubleshoot, support and maintain those same information technology and infrastructure assets. In addition, we offer products in our Configuration Services suite which provides a consolidated accurate view of all IT assets and allows customers to automatically discover, inventory, and better utilize all hardware, software, and network devices.

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

On September 19, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewlett-Packard Company (“HP”). Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive cash in the amount of $26.08. The aggregate purchase price approximates $425 million. Consummation of the merger is subject to customary closing conditions, including (i) approval of the Merger Agreement by the stockholders of the Company, (ii) absence of any law or order prohibiting the consummation of the merger, (iii) expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and receipt of certain foreign antitrust approvals, and (iv) the accuracy of the representations and warranties of the parties to the Merger Agreement. The Merger Agreement may be terminated by either the Company and HP under certain circumstances, and further provides that, upon certain terminations of the Merger Agreement, the Company will be required to pay HP a termination fee in the amount of $11.7 million.

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated the selected condensed consolidated statement of operations data as a percentage of total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Licenses	28.4%	32.6%	29.3%	30.4%
Maintenance	58.9%	59.1%	58.9%	60.8%
Consulting and training	12.7%	8.3%	11.8%	8.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of licenses	6.5%	5.8%	6.3%	6.4%
Cost of maintenance	9.9%	9.3%	10.2%	10.2%
Cost of consulting and training	12.7%	9.2%	12.1%	9.4%
Sales and marketing	36.2%	32.5%	38.9%	36.2%
Research and development	18.1%	14.2%	18.6%	16.3%
General and administrative	23.9%	25.4%	24.8%	28.4%
Amortization of intangible assets	7.5%	7.0%	7.5%	7.6%
Restructuring, impairments and other	—%	—%	(0.2)%	—%
Total operating costs and expenses	114.8%	103.4%	118.2%	114.5%
Operating loss	(14.8)%	(3.4)%	(18.2)%	(14.5)%
Foreign currency transaction gains (losses), net	(1.1)%	0.2%	(1.8)%	(1.1)%
Reorganization items, net	(0.3)%	(0.7)%	(0.4)%	(1.3)%
Interest income	1.0%	0.7%	1.3%	0.7%
Interest expense	(1.6)%	(2.2)%	(1.7)%	(2.6)%
Other income	0.2%	—%	1.9%	—%
Loss before income taxes	(16.6)%	(5.4)%	(18.9)%	(18.8)%
Income tax expense	(2.2)%	(2.3)%	(1.4)%	(2.7)%
Net loss	(18.8)%	(7.7)%	(20.3)%	(21.5)%

COMPARISON OF RESULTS OF OPERATIONS

REVENUE

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by our chief operating decision maker, or decision-making group, in allocating resources and assessing performance. Our operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

Beginning in the second quarter of fiscal year 2006, we reorganized our management structure. As a result, we changed our basis of segmentation from two reportable segments based on geography to three reportable segments based on the products and services we offer.

Our three reportable operating segments are Licenses, Maintenance, and Consulting and Training. The Licenses segment develops and markets licenses to use our software products. The Maintenance segment provides after-sale support for software products. The Consulting and Training segment provides fee-based consulting and training services related to our software products.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit.

The following table summarizes revenue by segment and geographic distribution for the three and six months ended September 30, 2005 and 2004, respectively (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Revenue:
Licenses
Americas(4)	$4,871	$9,406	$(4,535)	(48)%	$12,641	$15,500	$(2,859)	(18)%
EMEA/AP(5)	7,722	6,217	1,505	24%	13,449	11,268	2,181	19%
Total license revenue	12,593	15,623	(3,030)	(19)%	26,090	26,768	(678)	(3)%
Maintenance
Americas(4)	14,351	16,437	(2,086)	(13)%	28,838	30,720	(1,882)	(6)%
EMEA/AP(5)	11,794	11,878	(84)	(1)%	23,577	22,832	745	3%
Total maintenance revenue	26,145	28,315	(2,170)	(8)%	52,415	53,552	(1,137)	(2)%
Consulting and Training
Americas(4)	3,750	2,391	1,359	57%	6,373	4,599	1,774	39%
EMEA/AP(5)	1,876	1,605	271	17%	4,072	3,189	883	28%
Total consulting and training revenue	5,626	3,996	1,630	41%	10,445	7,788	2,657	34%
Total Revenue	$44,364	$47,934	$(3,570)	(7)%	$88,950	$88,108	$842	1%

(4)   Americas is comprised of United States, Canada and Latin America.

(5)          EMEA/AP is comprised of Europe, the Middle East, Africa, and Asia-Pacific.

Licenses

We generally license our products to end-users under perpetual license agreements for an up-front fee.

License revenue for the three months ended September 30, 2005 decreased by $3.0 million, or 19%, from the three months ended September 30, 2004. License revenue for the Americas territory totaled $4.9 million for the three months ended September 30, 2005, a decrease of $4.5 million, or 48%, from the three months ended September 30, 2004. License revenue in EMEA/AP totaled $7.7 million for the three months ended September 30, 2005, an increase of $1.5 million, or 24%, from the three months ended September 30, 2004. The decrease in license revenue for the Americas territory is primarily attributable to a greater number of relatively larger transactions recorded in the three months ended September 30, 2004. This decrease was partially offset by an increase in license revenue in the EMEA/AP territory which is primarily attributable to a greater number of relatively larger transactions in the three months ended September 30, 2005.

License revenue for the six months ended September 30, 2005 decreased by $0.7 million, or 3%, from the six months ended September 30, 2004. License revenue for the Americas territory totaled $12.6 million for the six months ended September 30, 2005, a decrease of $2.9 million, or 18%, from the six months ended September 30, 2004. License revenue in EMEA/AP totaled $13.4 million for the six months ended September 30, 2005, an increase of $2.2 million, or 19%, from the six months ended September 30, 2004. The decrease in license revenue for the Americas territory is primarily attributable to a greater number of relatively larger transactions recorded in the six months ended September 30, 2004. This decrease was partially offset by an increase in license revenue in the EMEA/AP territory primarily attributable to a greater number of relatively larger transactions in the six months ended September 30, 2005 as well as new and additional licenses sold to our existing customer base.

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

We adopted the fresh-start reporting provisions of SOP 90-7 as of July 18, 2003 in connection with our emergence from bankruptcy protection under Chapter 11. Fresh-start reporting requires that the reorganization value be allocated to the entity’s assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). In accordance with these pronouncements, we determined the fair market value of our assets and liabilities at July 18, 2003, including our deferred maintenance revenue balances. Accordingly, we reduced our deferred maintenance revenue balances by $6.3 million to reflect the fair value of maintenance contracts existing at July 18, 2003. This $6.3 million adjustment has the effect of reducing maintenance revenue over the maintenance contract periods for those contracts that existed when we adopted fresh-start reporting. In the three and six months ended September 30, 2005, maintenance revenue was reduced by $0.1 million and $0.2 million, respectively. In the three and six months ended September 30, 2004, maintenance revenue was reduced by $0.4 million and $1.0 million, respectively. The balance of the adjustment of $0.2 million at September 30, 2005, will be amortized through March 31, 2007.

Maintenance revenue, net of fresh-start adjustments, totaled $26.1 million for the three months ended September 30, 2005, a decrease of $2.2 million, or 8%, from the $28.3 million for the three months ended September 30, 2004. Excluding the reductions in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue for the three months ended September 30, 2005 decreased by $2.4 million, or 9% from the three months ended September 30, 2004. Maintenance revenue for the Americas territory for the three months ended September 30, 2005 decreased $2.1 million, or 13%, from the three months ended September 30, 2004. EMEA/AP maintenance revenue in the three months ended September 30, 2005 decreased by $0.1 million, or 1%, from the three months ended September 30, 2004. The decrease in maintenance revenue for the three months ended September 30, 2005 occurred mainly as a result of a decrease of $1.4 million in carryforward revenue attributable to pre-fiscal 2003 contracts.

Maintenance revenue totaled $52.4 million for the six months ended September 30, 2005, a decrease of $1.1 million, or 2%, from the $53.6 million for the six months ended September 30, 2004. Excluding the reductions in maintenance revenue resulting from the adoption of fresh-start reporting, maintenance revenue for the six months ended September 30, 2005 decreased by $1.9 million, or 3%, respectively, from the six months ended September 30, 2004. This decrease is impacted by the reductions resulting from the adoption of fresh-start reporting for the six months ended September 30, 2005 and 2004, respectively, as discussed above. Maintenance revenue for the Americas territory for the six months ended September 30, 2005 decreased $1.9 million, or 6%, from the six months ended September 30, 2004. EMEA/AP maintenance revenue for the six months ended September 30, 2005 increased by $0.8 million, or 3%, from the six months ended September 30, 2004. The decrease in maintenance revenue for the Americas territory for the six months ended September 30, 2005 occurred mainly as a result of a decrease of $2.7 million in carryforward revenue attributable to pre-fiscal 2003 contracts. This decrease was partially offset by an increase in maintenance revenue in the EMEA/AP territory mainly as a result of revenue attributable to additional licenses covered by maintenance contracts exceeded the revenue lost from cancellations, in whole or in part, of maintenance contracts during the renewal process.

Consulting and Training

Consulting and training services include a range of professional and educational services intended to help our customers use our software products more effectively.

Revenue for consulting and training services totaled $5.6 million for the three months ended September 30, 2005, an increase of $1.6 million, or 41%, from the $4.0 million for the three months ended September 30, 2004. Americas consulting and training revenue for the three months ended September 30, 2005, increased $1.3 million, or 57%, from the three months ended September 30, 2004. EMEA/AP consulting and training revenue for the three months ended September 30, 2005, increased $0.3 million, or 17%, from the three months ended September 30, 2004.

Revenue for consulting and training services totaled $10.4 million for the six months ended September 30, 2005, an increase of $2.7 million, or 34%, from the $7.8 million for the six months ended September 30, 2004. Americas consulting and training revenue for the six months ended September 30, 2005, increased $1.8 million, or 39%, from the six months ended September 30, 2004. EMEA/AP consulting and training revenue for the six months ended September 30, 2005, increased $0.9 million, or 28%, from the six months ended September 30, 2004.

These increases primarily reflect the Company’s investment in its consulting operations that commenced in the latter half of fiscal 2004 through the hiring of additional business development personnel, new managers and other staff to meet increased demand generated during the period.

COST AND EXPENSES

Cost of Revenue

The following tables summarize the cost of revenue for the three and six months ended September 30, 2005 and 2004, respectively (in thousands, except for the percentages):

					Percent of Revenue by Line Item
	Three Months Ended September 30,	Three Months Ended September 30,	Change		Three Months Ended September 30,	Three Months Ended September 30,
	2005	2004	Amount	Percent	2005	2004	Change
Cost of Revenue:
License	$2,870	$2,774	$96	3%	23%	18%	5%
Maintenance	4,413	4,434	(21)	—%	17%	16%	1%
Consulting and training	5,618	4,410	1,208	27%	100%	110%	(10)%
Total cost of revenue	$12,901	$11,618	$1,283	11%	29%	24%	5%

					Percent of Revenue by Line Item
	Six Months Ended September 30,	Six Months Ended September 30,	Change		Six Months Ended September 30,	Six Months Ended September 30,
	2005	2004	Amount	Percent	2005	2004	Change
Cost of Revenue:
License	$5,626	$5,628	$(2)	—%	22%	21%	1%
Maintenance	9,088	8,978	110	1%	17%	17%	—%
Consulting and training	10,776	8,295	2,481	30%	103%	107%	(4)%
Total cost of revenue	$25,490	$22,901	$2,589	11%	29%	26%	3%

Cost of Licenses

Cost of licenses primarily consists of amortization expense related to developed technology, third-party software royalties, product packaging, documentation and production, and distribution costs.

Cost of licenses totaled $2.9 million for the three months ended September 30, 2005, an increase of $0.1 million, or 3%, from the three months ended September 30, 2004. Cost of licenses represented 23% and 18% of license revenue for the three months ended September 30, 2005 and 2004, respectively.

Cost of licenses totaled $5.6 million for each of the six months ended September 30, 2005 and 2004. Cost of licenses represented 22% and 21% of license revenue for the six months ended September 30, 2005 and 2004, respectively.

Cost of Maintenance

Cost of maintenance services primarily consists of personnel, facilities and system costs related to technical support services to our customers on maintenance contracts.

Cost of maintenance totaled $4.4 million for each of the three months ended September 30, 2005 and 2004. Cost of maintenance represented 17% and 16% of maintenance revenue for the three months ended September 30, 2005 and 2004, respectively.

Cost of maintenance totaled $9.1 million for the six months ended September 30, 2005, an increase of $0.1 million, or 1%, from the six months ended September 30, 2004. Cost of maintenance represented 17% of maintenance revenue for each of the six months ended September 30, 2005 and 2004.

Cost of Consulting and Training

Cost of consulting and training services primarily consists of personnel, facilities and system costs associated with providing these services. Cost of consulting and training services also includes fees paid to third-party subcontractors providing services on our behalf.

Cost of consulting and training totaled $5.6 million for the three months ended September 30, 2005, an increase of $1.2 million, or 27%, from the three months ended September 30, 2004. The cost increase is the result of expanding the consulting business primarily through the addition of personnel. Specifically, there was a $0.8 million increase in costs associated with the use of outside consultants. In addition, personnel related costs increased $0.4 million, mostly as a result of increased headcount in our consulting operation. The cost of consulting and training represented 100% and 110% of consulting and training revenue for the three months ended September 30, 2005 and 2004, respectively.

Cost of consulting and training totaled $10.8 million for the six months ended September 30, 2005, an increase of $2.5 million, or 30%, from the six months ended September 30, 2004. The cost increase is the result of expanding the consulting business primarily through the addition of personnel. Specifically, there was a $1.5 million increase in costs associated with the use of outside consultants. In addition, personnel related costs increased $0.9 million, mostly as a result of an increased headcount in our consulting operation. The cost of consulting and training represented 103% and 107% of consulting and training revenue for the six months ended September 30, 2005 and 2004, respectively.

Other Operating Costs and Expenses

The following table summarizes operating expenses for the three and six months ended September 30, 2005 and 2004, respectively (in thousands, except for the percentages):

	Three Months Ended September 30,	Three Months Ended September 30,	Change		Six Months Ended September 30,	Six Months Ended September 30,	Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Other operating costs and expenses:
Sales and marketing	$16,045	$15,583	$462	3%	$34,521	$31,857	$2,664	8%
Research and development	8,045	6,824	1,221	18%	16,514	14,332	2,182	15%
General and administrative	10,593	12,192	(1,599)	(13)%	22,135	25,011	(2,876)	(11)%
Amortization of intangible assets	3,335	3,332	3	—%	6,683	6,708	(25)	—%
Restructuring, impairments and other	—	—	—	—%	(198)	—	(198)	—%
Total other operating costs and expenses	$38,018	$37,931	$87	—%	$79,655	$77,908	$1,747	2%

Sales and Marketing

Sales and marketing expenses primarily consist of personnel costs, including sales commissions and travel costs, facilities and system costs related to our sales, including technical pre-sales, and marketing functions. The costs of advertising and marketing promotions are also included in sales and marketing expenses.

Sales and marketing expenses totaled $16.0 million for the three months ended September 30, 2005, an increase of $0.5 million, or 3%, from the three months ended September 30, 2004. The increase was primarily driven by an increase in personnel related costs of $0.4 million resulting primarily from an increased headcount in our sales and marketing group.

Sales and marketing expenses totaled $34.5 million for the six months ended September 30, 2005, an increase of $2.7 million, or 8%, from the six months ended September 30, 2004. The increase was primarily driven by an increase in personnel related costs of $1.7 million resulting primarily from an increased headcount in our sales and marketing group. Also contributing to the change over the prior-year period was an increase in travel expenses of $0.7 million.

Research and Development

Research and development (“R&D”) expenses primarily consist of personnel, facilities and systems costs associated with our R&D efforts, which include software development and product management efforts. R&D expenses also include the cost of services for consultants or other third parties that we hire from time to time to augment our own R&D personnel.

R&D expenses totaled $8.0 million for the three months ended September 30, 2005, an increase of $1.2 million, or 18%, from the three months ended September 30, 2004. This increase was primarily due to an increase of $0.7 million in personnel costs related to an increased headcount in our research and development group as well as $0.3 million in costs associated with outside consultants who supplement our full-time personnel working on current projects.

R&D expenses totaled $16.5 million for the six months ended September 30, 2005, an increase of $2.2 million, or 15%, from the six months ended September 30, 2004. This increase was primarily due to an increase of $1.2 million in personnel costs related to an increased headcount in our research and development group as well as $0.9 million in costs associated with outside consultants who supplement our full-time personnel working on current projects.

General and Administrative

General and administrative (“G&A”) expenses consist of personnel, facilities and systems costs related to our operations. G&A also includes the cost of business insurance and professional fees, including legal, accounting, investment banking and other advisory fees, except for fees directly related to our bankruptcy reorganization, which are accounted for under Reorganization Items, Net.

G&A expenses totaled $10.6 million for the three months ended September 30, 2005, a decrease of $1.6 million, or 13%, from the three months ended September 30, 2004. The decrease was primarily attributable to costs associated with the reduced use of outside consultants of $1.1 million and an insurance recovery of $0.2 million, which were offset in part by an increase in personnel costs of $0.4 million.

G&A expenses totaled $22.1 million for the six months ended September 30, 2005, a decrease of $2.9 million, or 11%, from the six months ended September 30, 2004. The decrease was primarily attributable to the reduced use of outside consultants of $1.1 million, the recovery of legal costs of $0.7 million related to the settlement of a dispute with a customer arising from a software license agreement entered into in March 2002, reduced personnel related costs of $0.5 million, and an insurance recovery of $0.2 million.

Amortization of Intangible Assets

Identifiable intangible assets subject to amortization consist of developed technology, trademarks and trade names, maintenance contracts and customer lists.

For each of the three months ended September 30, 2005 and 2004, the Company recorded non-cash charges for amortization of intangible assets of $3.3 million. Amortization expense of $2.5 million related to developed technology is included in cost of licenses for each of the three months ended September 30, 2005 and 2004.

For each of the six months ended September 30, 2005 and 2004, the Company recorded non-cash charges for amortization of intangible assets of $6.7 million. Amortization expense of $4.9 million related to developed technology is included in cost of licenses for each of the six months ended September 30, 2005 and 2004.

Restructuring, Impairments and Other

For the six months ended September 30, 2005, restructuring, impairments and other was a gain of $0.2 million, attributable to a $0.2 million escrow payment received from a sale of one of the Company’s investments that had been previously impaired.

Foreign Currency Transaction Gains (Losses), Net

Foreign currency transaction gains (losses), net consist primarily of exchange rate gains or losses resulting from remeasurement of foreign-denominated short-term intercompany and third-party receivable and payable balances and cash balances of our operating entities into their functional currencies at period-end market rates. Foreign currency transactions resulted in a loss of $0.5 million and a gain of $0.1 million for the three months ended September 30, 2005 and 2004, respectively. Foreign currency transactions resulted in losses of $1.5 million and $1.0 million for the six months ended September 30, 2005 and 2004, respectively. Losses resulted primarily from the impact of the strengthening U.S. dollar on our foreign-denominated short-term intercompany receivable and payable balances.

Reorganization Items, Net

As a result of our bankruptcy law filing, we became subject to the provisions of SOP 90-7 for the reporting periods subsequent to September 22, 2002. Pursuant to SOP 90-7, revenue, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from our Predecessor Company’s reorganization of the business through the bankruptcy proceedings are reported separately as reorganization items. The Company has also incurred charges recorded in reorganization items, net, primarily related to bankruptcy-proceeding professional fees.

Reorganization items, net, totaled $0.1 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and $0.4 million and $1.1 million for the six months ended September 30, 2005 and 2004, respectively, and consist primarily of professional fees incurred in connection with the settlement of claims directly related to the bankruptcy filing.

Interest Income

Interest income totaled $0.4 million for the three months ended September 30, 2005, an increase of $0.1 million, or 35%, from the three months ended September 30, 2004. Interest income totaled $1.1 million for the six months ended September 30, 2005, an increase of $0.6 million, or 97%, from the six months ended September 30, 2004. This increase resulted partially from investment of increased available cash balances in interest bearing accounts at higher interest rates. Also contributing to the increase during the six months ended September 30, 2005 was $0.2 million of interest income related to the settlement of a legal matter as discussed below under “Other Income.”

Interest Expense

Interest expense includes interest charges and amortized costs related to our borrowings. Interest expense totaled $0.7 million for the three months ended September 30, 2005, a decrease of $0.3 million, or 31%, from the three months ended September 30, 2004. Interest expense totaled $1.5 million for the six months ended September 30, 2005, a decrease of $0.7 million, or 32%, from the six months ended September 30, 2004. Interest expense decreased primarily as a result of lower debt balances.

Income Taxes

Income tax expense is derived primarily from interest accrued on the Company’s tax contingencies and also from taxes on foreign operations for which no U.S. federal benefit can be recorded.

Income tax expense totaled $1.0 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. Income tax expense represented 13% and 42% of the loss before income taxes for the three months ended September 30, 2005 and 2004, respectively. Income tax expense totaled $1.3 million and $2.4 million for the six months ended September 30, 2005 and 2004, respectively. Income tax expense represented 8% and 14% of the loss before income taxes for the six months ended September 30, 2005 and 2004, respectively. In order to calculate the interperiod tax provision for each quarter, the estimated annual effective tax rate is applied to the quarterly pre-tax income (loss) of our legal entities for which pre-tax income is anticipated for the year. For the quarter ended September 30, 2005, the majority of our foreign entities reported pre-tax income, resulting in foreign tax expense which, when added to the tax expense from interest accrued on the Company’s tax contingencies, increased the tax provision for the quarter.

Other Income

During the six months ended September 30, 2005, the Company received cash in the amount of $2.1 million related to the settlement of a dispute with a customer arising from a software license agreement entered into in March 2002. In connection with the settlement, the Company also agreed to issue new software licenses to the customer which the customer will evaluate and may decide to install at a later date. Of the cash received, $1.2 million has been accounted for as the resolution of a gain contingency that arose prior to the Company’s application of fresh-start reporting, effective July 18, 2003, upon the emergence from bankruptcy proceedings and is recorded as other income in the accompanying consolidated statements of operations. The settlement included the payment of interest accrued and the recovery of legal expenses incurred by the Company to litigate and ultimately settle this dispute. The Company has recorded the remaining cash received under the settlement of $0.2 million and $0.7 million as interest income and a reduction of general and administrative expenses reflecting the recovery of legal costs, respectively, in the accompanying consolidated statements of operations, as such amounts were earned or incurred subsequent to the Company’s adoption of fresh-start reporting.

Also included in other income for the six months ended September 30, 2005 is $0.5 million from the recovery of financing fees paid prior to the Company’s emergence from bankruptcy proceedings to financial institutions with which the Company had accounts receivable financing facilities.

Effect of Foreign Currency Exchange Rate Fluctuations on Results of Operations

To provide a framework for assessing how our underlying operations performed, excluding the effect of foreign currency exchange rate fluctuations, we have disclosed below the change in “total revenue” (comprising licenses, maintenance, and consulting and training), “cost of revenue” (comprising cost of licenses, maintenance, and consulting and training), and “operating costs and expenses” (comprising sales and marketing, research and development, general and administrative, amortization of intangible assets, and restructuring, impairments and other) attributable to foreign currency exchange rate fluctuations. To do so, we have calculated the impact of foreign currency exchange rate fluctuations in U.S. dollars by multiplying the three and six month periods ended September 30, 2005 activity in local currencies by the difference between the average exchange rates in effect during the three and six month periods ended September 30, 2005 and the average exchange rates in effect during the three and six month periods ended September 30, 2004.

Revenue

Total revenue for the three months ended September 30, 2005 was not impacted significantly from foreign currency exchange fluctuations. Total revenue for the six months ended September 30, 2005 increased $0.8 million from the six months ended September 30, 2004, all of which was due to foreign currency exchange rate fluctuations.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2005 was not impacted significantly from foreign currency exchange fluctuations. Cost of revenue for the six months ended September 30, 2005 increased $2.6 million from the six months ended September 30, 2004. Approximately $0.1 million of the increase for the six month comparison was due to foreign currency exchange rate fluctuations.

Other Operating Costs and Expenses

Other operating costs and expenses for the three months ended September 30, 2005 was not affected significantly by foreign currency exchange fluctuations. Other operating costs and expenses for the six months ended September 30, 2005 increased $1.7 million from the six months ended September 30, 2004. Approximately $0.3 million of the increase for the six month comparison was due to foreign currency exchange rate fluctuations.

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

The following table summarizes cash and cash equivalents, restricted cash, and working capital (deficit) as of September 30, 2005 and March 31, 2005, respectively (dollars in thousands):

	September 30, 2005	March 31, 2005
Cash and cash equivalents	$54,914	$84,765
Cash—restricted	$4,912	$4,325
Working capital (deficit)	$(35,127)	$(19,641)

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

The following table summarizes cash flows for the six months ended September 30, 2005 and 2004, respectively (dollars in thousands):

	Six Months Ended September 30, 2005	Six months Ended September 30, 2004
Cash used in:
Operating activities	$(15,907)	$(9,658)
Investing activities	(3,270)	(9,552)
Financing activities	(9,555)	(13,124)
Effect of exchange rate fluctuations on cash	(1,119)	(92)
Net decrease in cash and cash equivalents	$(29,851)	$(32,426)

We believe our cash on hand and operating cash flows will be sufficient to fund our operations and planned capital expenditures and to satisfy our scheduled non-trade payment obligations for at least 12 months from the date of this report. However, our ability to generate adequate cash depends upon our future performance, which in turn is subject to general economic conditions and financial, business and other factors affecting our operations, including factors beyond our control. Please review the information set forth under the caption “Risk Factors,” contained in our Amended Form 10-K. We currently have no lines of credit or similar facilities with any financial institutions. There can be no assurance that additional financing will be available in the future or that, if available, we will be able to obtain it on terms favorable to us.

Operating Activities

Our primary source of operating cash flows is revenue from the sale of software licenses and the provision of, maintenance and support services, and post-sale consulting and training. Our primary use of cash from operating activities is for compensation and personnel related expenditures. For the six months ended September 30, 2005 the Company used $15.9 million of cash in operating activities. We reported a net loss of $18.1 million and cash outflows from changes in working capital and other of $11.8 million. These were partially offset by non-cash charges of $13.3 million for amortization and depreciation. Of the amortization charge, $11.6 million was related to the amortization of identifiable intangibles. Working capital outflows were primarily impacted by decreases in deferred revenue and accrued expenses of $18.3 million and $1.6 million, respectively. These outflows were offset, in part, by decreases in accounts receivable and other assets of $6.5 million and $1.2 million, respectively, and an increase in accounts payable of $0.3 million.

For the six months ended September 30, 2004, our operations used $9.7 million in net cash. We reported a net loss of $18.9 million, including non-cash charges of $14.0 million for amortization and depreciation. Of the amortization charge, $11.6 million was related to the amortization of identifiable intangibles.

Investing Activities

Our primary use of cash in investing activities is the purchase of property and equipment. For the six months ended September 30, 2005, the Company used $3.3 million of net cash for investing activities primarily related to $2.8 million in capital expenditures (e.g. computers and data processing equipment, leasehold improvements).

For the six months ended September 30, 2004, the Company used $9.6 million of net cash for investing activities primarily related to the purchase of $8.0 million of marketable securities, net of sales proceeds, and $1.8 million in capital expenditures (e.g. computers and data processing equipment, leasehold improvements).

Financing Activities

Our primary source of cash from financing activities has been from the issuance of common stock under our employee stock option plan. Our primary use of cash in financing has been for repayment of outstanding debt. For the six months ended September 30, 2005, the Company repaid $10.3 million in long-term debt, which was offset in part by a $0.5 million refund of fees paid to factor banks in connection with factored receivables arrangements that are no longer outstanding and $0.3 million received in connection with the issuance of shares of common stock upon exercise of employee stock options.

For the six months ended September 30, 2004, the Company used $13.1 million in financing activities. These payments primarily reflect repayment of the principal and interest on factor loans.

Bankruptcy Claims

We began paying claims on the effective date of the Reorganization Plan and continue to pay as claims are settled, liquidated, or otherwise resolved. Through September 30, 2005, we have paid, settled or otherwise disposed of Class 8 claims with an original aggregate face amount of approximately $383.6 million. To resolve these claims we have paid or agreed to pay over time approximately $45.0 million in cash. As of September 30, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.3 million remaining to be resolved. Bankruptcy claims to be paid in cash over time at September 30, 2005 total $36.1 million. For more information on the status of claims litigation, see “Legal Proceedings—Bankruptcy Reorganization; Claims Litigation; Class 7/9 Reserve Shares,” beginning on page 30 of this report.

RISK FACTORS

There are significant risk factors that currently affect or may affect our business, financial condition or operating results. Prior to the filing of this Quarterly Report on Form 10-Q, we have not filed our periodic reports with the SEC on a timely basis. Readers should carefully consider these factors before making an investment decision with respect to our common stock. These risk factors are detailed beginning on page 34 in our Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, filed with the SEC on October 18, 2005.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, there were no material changes to the information previously reported under Item 7A in our Amended Form 10-K.

ITEM 4.                CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required public disclosure.

As of September 30, 2005, management carried out an assessment, under the supervision of and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses described in our Amended Form 10-K.

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

Our Amended Form 10-K includes (i) Management’s Report on Internal Control over Financial Reporting, which concludes that the Company’s internal control over financial reporting is not effective, (ii) an unqualified report of the Company’s independent registered public accounting firm on management’s assessment and (iii) an adverse opinion of the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting, each as of March 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were not any material changes to our internal control over financial reporting during the quarter ended September 30, 2005 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting that were not described in our Amended Form 10-K. During the three and six months ended September 30, 2005, we continued efforts to remedy the deficiencies in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Federal Government Investigations and Proceedings Pertaining to Historical Accounting Irregularities

Government Investigations.   In early 2002, the DOJ and SEC opened investigations into Peregrine and certain former Peregrine employees pertaining to the accounting improprieties that took place prior to 2002. As a result of the DOJ’s investigation, a number of our former employees, including our former chief financial officer, treasurer, assistant treasurer and two sales executives have pleaded guilty to various felony charges and are awaiting sentencing. A former managing director of KPMG Consulting has also pleaded guilty to felony counts in connection with these events. A number of other former employees, including our former chief executive officer and chairman, chief operating officer, two executive vice presidents of worldwide sales, vice president of finance and chief accounting officer, and other sales and finance personnel have been charged with various felonies in connection with these accounting irregularities and are awaiting trial. An Arthur Andersen partner who formerly was our lead auditor also was indicted in connection with these events. The criminal charges generally relate to the manipulation of our apparent financial condition, misleading investors, hindering the government’s investigation or conspiracy. In most of these cases, the SEC filed a civil action against the individuals alleging violations of the Securities Act, the Exchange Act and the rules promulgated thereunder.

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

•       Comply on an accelerated basis with the rules regarding management’s reporting on internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002;

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

Continuing Investigations.   The SEC and the DOJ are continuing their investigations and we are fully cooperating with them in these investigations and as they prepare for the trials involving former employees and others. Since we have not filed our SEC periodic reports on a timely basis, we have not been in compliance with the requirement of our settlement with the SEC pertaining to refraining from violating federal securities laws. To our knowledge, the SEC is not considering a further enforcement action against us and neither Peregrine nor any current employee is a target of an ongoing investigation, but we can not be sure that a further enforcement action or criminal proceeding will not be brought against us. Responding to any such actions could be expensive and time-consuming for management and could have an adverse effect on our reputation and ability to generate sales. Readers should carefully review the information set forth under the caption “Risk Factors,” beginning on page 34 of our Amendment No. 1 to our fiscal 2005 Annual Report on Form 10-K/A filed with the SEC on October 18, 2005.

Stockholder Litigation Pertaining to Historical Accounting Irregularities as to Which Peregrine is No Longer a Party

During May and June 2002, a number of purported class action complaints were filed against Peregrine on behalf of purchasers of its securities during various periods from 1999 to 2002. The complaints alleged false and misleading statements in SEC filings, financial statements and other public statements and asserted claims for violations of federal securities laws. The complaints were ultimately consolidated into an action before the United States District Court for the Southern District of California (the “Federal Securities Action”). In January 2003, the District Court entered an order designating a group of individuals identified as the Loran Group as lead plaintiff with respect to claims arising from violations of Sections 10(b) and 20(a) of the Securities Act and Heywood Waga as lead plaintiff with respect to claims arising from violations of Section 11 of the Exchange Act. In November 2003, the Bankruptcy Court certified a class consisting of persons who acquired Peregrine securities from July 22, 1999 through May 3, 2002, led by the Loran Group and Heywood Waga (the “Securities Class”), and a class, consisting of persons holding the Predecessor Company’s common stock as of the effective date of the Reorganization Plan (the “Equity Class”). The Securities Class and the Equity Class were certified by the Bankruptcy Court solely for purposes of allowing them to enter into a settlement agreement with Peregrine to resolve the allocation of new common stock among the various interests in Class 9 under our Reorganization Plan, consisting of the Securities Class, the Equity Class and certain of our former directors and officers asserting indemnity claims relating to lawsuits filed against them (the “Indemnification Class”). The Bankruptcy Court’s order approving the settlement agreement resolved the stockholder claims against us and we are not a party to the Federal Securities Action.

Peregrine Litigation Trustee Action to Which Peregrine is Not a Party

Under our Reorganization Plan, an independent litigation trust was established and initially funded with $3.2 million in cash and 708,750 shares of new common stock. With limited exceptions, potential claims and causes of action we had against our former officers and directors for negligence, breach of fiduciary duty, insider trading or any other breaches of duty imposed by law, all potential claims we had against our former auditor Arthur Andersen relating to accounting services provided to us, claims brought by third parties against some of our former directors and officers purportedly on our behalf as derivative claims, and certain other claims, were transferred to the litigation trust. The assigned trustee (the “Litigation Trustee”) has the authority to prosecute, abandon, release, settle or otherwise dispose of these claims at the trustee’s sole discretion, without the consent, authority or approval of any third parties, including the Bankruptcy Court, except that the lead plaintiffs in the Federal Securities Action must consent in advance to any release, settlement, compromise or liquidation of claims. We are required under a Bankruptcy Court stipulation and the litigation trust agreement to provide the Litigation Trustee with access to our books and records, to make our employees available as witnesses and to be available for depositions, interviews and other proceedings. In February 2004, the Litigation Trustee filed suit in California Superior Court in San Diego County against a number of our former directors and officers under theories of insider trading, breach of fiduciary duty, waste of corporate assets, conspiracy and unjust enrichment (the “Litigation Trustee Action”). The trustee also is pursuing claims against Arthur Andersen for violations of the federal securities laws in connection with accounting services Arthur Andersen provided to us. The Litigation Trustee Action is ongoing, but we are not a party to it. All of the proceeds resulting from the Litigation Trustee Action, if any, are for the benefit of the Securities Class and we are not entitled to receive any such proceeds.

Bankruptcy Reorganization; Claims Litigation; Class 7/9 Reserve Shares

On September 22, 2002, the Company and its wholly-owned subsidiary, Peregrine Remedy, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization of the Company (the “Reorganization Plan”) was confirmed by the U.S. Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”) on July 18, 2003, and it became effective on August 7, 2003. Unless otherwise indicated, all references to “old common stock” pertain to the Company’s common stock, par value $0.001 per share, that was cancelled on August 7, 2003 in connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, and all references to “new common stock” pertain to the Company’s common stock, par value $0.0001 per share, from and after the effective date of the Reorganization Plan. References to the “Predecessor Company” herein pertain to the fiscal periods prior to and including July 18, 2003.

Class 8 General Unsecured Claims.   Approximately 1,200 general unsecured claims were filed against the Predecessor Company based on events that took place prior to the bankruptcy filing. The Company began paying claims on the effective date of the Reorganization Plan and continues to pay based on settlement terms or as claims are settled. Through September 30, 2005, in order to resolve these claims, the Company has paid or agreed to pay over time approximately $45.0 million in cash. As of September 30, 2005, there were general unsecured claims asserted in the original aggregate face amount of approximately $0.3 million remaining to be resolved. Bankruptcy related claims to be paid in cash over time at September 30, 2005 total $36.1 million. The Company believes amounts accrued at September 30, 2005 are sufficient to resolve the claims.

Class 7/9 Reserve Shares.   Under our Reorganization Plan, 600,000 shares of new common stock (the “Class 7/9 Reserve Shares”), representing 4% of the 15,000,000 shares of new common stock issued on the effective date of the Reorganization Plan, were held in reserve by Peregrine, in its capacity as stock disbursing agent under the Reorganization Plan, to be allocated between Class 7 and Class 9. The allocation is based on whether the amount finally paid to resolve Class 8 claims falls below, within, or above the range of $49.0 million and $65.0 million, which were the estimates of Class 8 payments determined by the various constituencies in the bankruptcy proceedings. As the Company has determined that the final amount needed to resolve Class 8 claims will be below $49.0 million, all of these 600,000 shares were allocated to Class 9. As a result of the Class 9 settlement, the Equity Class within Class 9 (i.e. holders, as of the effective date of the Reorganization Plan, of the Predecessor Company’s common stock) were entitled to receive 85%, or 510,000, of such shares and the Securities Class within Class 9 (i.e. purchasers of old common stock involved in a class action brought against the Predecessor Company that was resolved in the Reorganization Plan) were entitled to receive 15%, or 90,000, of such shares. The Class 7/9 Reserve Shares were distributed in a process that began on August 30, 2005.

Administrative Claims and Luddy v. Peregrine.   Administrative claims are claims related to obligations we purportedly incurred after we filed for bankruptcy law protection during the administrative period of the bankruptcy case. In order to be paid, administrative claims must meet certain requirements under the Reorganization Plan and bankruptcy laws. The only material remaining administrative claim is a claim asserted by our former chief technology officer, Frederic Luddy. In May 2004, Mr. Luddy filed a complaint against us in the Court of Chancery for the State of Delaware seeking advancement of certain legal fees and expenses. Mr. Luddy’s complaint alleged that Peregrine is required to advance or reimburse him for his defense expenses in connection with the Federal Securities Action and the Litigation Trustee Action. His complaint also alleged that, pursuant to a paragraph of the Bankruptcy Court’s order confirming our Reorganization Plan, his indemnity claim can be pursued in state court. In June 2004, we removed Mr. Luddy’s complaint from Delaware state court to the Bankruptcy Court. In November 2004, the Bankruptcy Court found that it had jurisdiction to consider the complaint. At the same time, the Bankruptcy Court granted in part and denied in part our motion to dismiss, without prejudice to our right to renew the motion later after discovery and formal fact finding. On February 23, 2005, Mr. Luddy filed an amended complaint, which we answered on March 15, 2005. Discovery has not yet commenced and no trial date has been set. On October 25, 2005, Mr. Luddy and the Company signed a settlement agreement to resolve the issues raised in Mr. Luddy’s complaint. The settlement agreement will become effective 10 days after it is approved by the Bankruptcy Court. If approved in its current form by the Bankruptcy Court, the settlement agreement will not materially affect the Company’s financial position, results of operations or liquidity.

Litigation Regarding the Latham Report

To assist the SEC in its investigation, in August 2002 we provided to the SEC, pursuant to a confidentiality agreement, an extensive report and supporting materials containing the preliminary findings and conclusions of our outside counsel, Latham & Watkins, regarding its investigation into, among other things, our accounting irregularities (the “Latham Report”). After our bankruptcy law filing in September 2002, the Official Committee of Unsecured Creditors of the Company and Peregrine Remedy, Inc. (“Remedy”) appointed in the cases commenced under Chapter 11 of the U.S. Bankruptcy Code by the Company and Remedy filed a motion to appoint a trustee and, as an exhibit to their motion, filed a copy of the Latham Report under seal. Thereafter, Copley Press, Inc. (“Copley”), which owns the San Diego Union Tribune, petitioned the Bankruptcy Court to unseal the pleadings and other documents filed under seal, including the Latham Report. We opposed the unsealing of the Latham Report. At the hearing on Copley’s motion, the Bankruptcy Court held that the Latham Report had been improperly filed, and struck it from the record. Copley appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware. On July 12, 2004, the District Court issued a decision reversing the Bankruptcy Court’s decision and ordering the Bankruptcy Court to have the Latham Report returned to the record, under seal, and to engage in an access analysis to determine what portions of the Latham Report, if any, should be unsealed. We appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit. On April 22, 2005, as required by the District Court’s order, and by agreement between Copley and Peregrine, we filed a partially redacted version of the Latham Report and a proposed court order with the Bankruptcy Court. The filing made the unredacted portions of the report a part of the public record. Under the proposed order, the redacted portions of the report would be deemed sealed and would not be a part of the public record. The sealing of the redacted text was based on a compromise between Copley and Peregrine, without prejudice to our respective positions, and is not based on any judicial predetermination of cause or justification, or lack thereof, for such sealing. Copley or other parties could move to unseal additional portions of the report, subject to a process that is defined in the proposed order. On September 13, 2005, we dismissed our appeal to the Third Circuit.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, September 14, September 15, September 22, and September 29, 2005 we issued to former employees 154 shares, 105 shares, 47 shares, 25,352 shares and 1,584 shares, respectively, of our new common stock for exercise prices of $15.62 for all the transactions but the September 22, 2005 sales, for which the exercise price was $9.94, and for aggregate purchase prices of $3,080, $1,995, $900, $641,279 and $40,075, respectively, upon the exercise of vested options by these former employees. These shares were issued without registration in reliance on the exemption provided by Section 3(A)(7) of the Securities Act, and comparable provisions of state securities laws, for securities issued in connection with the approval and an order of the U.S. Bankruptcy Court pursuant to our prior bankruptcy proceedings.

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

Date: November 9, 2005	PEREGRINE SYSTEMS, INC.
(Registrant)
	By:	/s/ KENNETH J. SAUNDERS
Executive Vice President & Chief Financial Officer (Principal Financial Officer and Authorized Signatory)